Form 10-Q
period 2020-06-30
Fortress Value Acquisition Corp. II
filed 2020-09-16
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number: 001-39439
FORTRESS VALUE ACQUISITION CORP. II
(Exact name of registrant as specified in its charter)

Delaware	85-1408039
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
1345 Avenue of the Americas, New York, NY 10105
(Address of principal executive offices) (Zip Code)

(212) 798-6100
(Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fifth of one redeemable warrant	FAII.U	New York Stock Exchange

Class A common stock, par value $0.0001 per share	FAII	New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	FAII WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of September 14, 2020, 34,500,000 shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Fortress Value Acquisition Corp. II
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item I. Financial Statements (Unaudited)

FORTRESS VALUE ACQUISITION CORP. II

CONDENSED BALANCE SHEET
June 30, 2020
(Unaudited)

Assets:
Current assets:
Cash	$25,000
Total Current Assets	25,000
Deferred offering costs	84,265
Total Assets	$109,265

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	$99,885
Total Current Liabilities	99,885

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	24,137
Accumulated deficit	(15,620)
Total Stockholders' Equity	9,380
Total Liabilities and Stockholders' Equity	$109,265

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS
For the period from June 10, 2020 (inception) through June 30, 2020
(Unaudited)

Formation and operating costs	$15,620
Net loss	$(15,620)

Weighted average shares outstanding basic and diluted	8,625,000
Basic and diluted net loss per share	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period June 10, 2020 (inception) through June 30, 2020
(Unaudited)

	Common stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - June 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class F common stock to the Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(15,620)	(15,620)
Balance - June 30, 2020	—	$—	8,625,000	$863	$24,137	$(15,620)	$9,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS
For the period from June 10, 2020 (inception) through June 30, 2020
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(15,620)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	15,620
Net cash (used in) operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class F common stock to the Sponsor	25,000
Net cash provided by financing activities	25,000

Net change in cash	25,000

Cash - beginning of the period	—
Cash - end of the period	$25,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$84,265

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    Description of Organization and Business Operations

        Fortress Value Acquisition Corp. II (the “Company”) is a blank check company incorporated in Delaware on June 10, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to capitalize on the ability of its management team to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

        As of June 30, 2020, the Company had not yet commenced operations. All activity through June 30, 2020 relates to the Company’s formation and the preparation for the initial public offering, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

        The registration statement for the Company’s Initial Public Offering was declared effective on August 11, 2020. On August 14, 2020, the Company consummated its initial public offering (the “Initial Public Offering”) of 34,500,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which included the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $345.0 million and incurring offering costs of approximately $19.4 million, inclusive of approximately $12.1 million in deferred underwriting commissions (Note 5).

        Substantially concurrently with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 5,933,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, with the Company’s sponsor, Fortress Acquisition Sponsor II LLC (the “Sponsor”), generating gross proceeds of $8.9 million (Note 4).

        Upon the closing of the Initial Public Offering and Private Placement, $345.0 million ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (“Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account were subsequently invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

        The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company's initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (initially approximately $10.00 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

        Notwithstanding the foregoing, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s Sponsor, officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Company’s amended and restated certificate of incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.

        If the Company is unable to complete a Business Combination within 24 months (August 2022) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholder and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

        In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses).

        The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

        An outbreak of respiratory disease caused by a novel coronavirus was first detected in China in December 2019 and continues to impact global markets. This coronavirus has resulted in closing borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to markets, supply chains and customer activity, as well as general concern and uncertainty. The impact of this coronavirus continues to evolve and is affecting the economies of many nations, individual companies and markets in general and may continue to last for an extended period of time.

        Management will continue to evaluate the impact of the COVID-19 pandemic and while the virus could have an adverse effect on the future financial results, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from June 10, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results that may be expected for any future period.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the audited balance sheet included in the Form 8-K and the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on August 20, 2020 and August 13, 2020, respectively.

Emerging growth company

        The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

        Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

        The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

        Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of June 30, 2020, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred offering costs

        Deferred offering costs consisted of legal, accounting, fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to stockholders' equity upon the completion of the Initial Public Offering in August 2020.

Income taxes

        The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

        ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The provision for income taxes was deemed to be de minimis for the period from June 10, 2020 (inception) through June 30, 2020.

Net loss per share

        The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average shares as of June 30, 2020 included 1,125,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). The underwriters fully exercised the over-allotment option on August 14, 2020; thus, these shares were no longer subject to forfeiture. As of June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of credit risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

        The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Recent accounting pronouncements

        Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3. Initial Public Offering

        On August 14, 2020, the Company sold 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters' exercise of their over-allotment option in full, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth of one redeemable warrant ("Public Warrant"). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

4. Related Party Transactions

Founder shares

        In June 2020, the Company issued an aggregate of 8,625,000 shares of Class F common stock to the Sponsor (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000. The Sponsor had agreed to forfeit an aggregate of up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On August 14, 2020, the underwriters exercised their over-allotment option in full. As a result, the 1,125,000 Founder Shares were no longer subject to forfeiture. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment (see Note 6).

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

        The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (c) following the completion of the initial Business Combination, such future date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company's public stockholders having the right to exchange their shares of common stock for cash, securities or other property. In August 2020, the Sponsor transferred a total of 100,000 Founder Shares to four independent directors of the Company, for the same per-share price initially paid by the Sponsor. Subsequent to this transfer, the Sponsor holds 8,525,000 Founder Shares.

Private placement warrants

        Substantially concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate 5,933,333 Private Placement Warrants in the Private Placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Sponsor and the Company's officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

Promissory note—related party

The Company’s Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the Initial Public Offering. The promissory note is non-interest bearing, unsecured and due on the earlier of April 30, 2021 and the closing of the Initial Public Offering. As of June 30, 2020, there were no outstanding borrowings under the promissory note. Subsequent to June 30, 2020, the Sponsor loaned the Company $97,250 and the Company repaid the promissory note in full on August 14, 2020.

Office space and related support services

        During August 2020, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related party loans

        In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2020, no Working Capital Loans were outstanding.

5. Commitments and Contingencies

Registration rights

        The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed prior to the closing date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting agreement

        The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the Initial Public Offering. The underwriters exercised this over-allotment in full concurrently with the closing of the Initial Public Offering. The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.9 million paid upon the closing of the Initial Public Offering. Additionally, a deferred underwriting discount of $0.35 per unit, or approximately $12.1 million will be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination, subject to the terms of the underwriting agreement.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. Stockholders' Equity

        Class A common stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of June 30, 2020, there were no Class A common stock issued or outstanding.

        Class F common stock—The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share on each matter on which they are entitled to vote. Of the 8,625,000 shares of Class F common stock, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised. On August 14, 2020, the underwriters exercised their over-allotment option in full. As a result, theses shares were no longer subject to forfeiture. The Class F common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis. As of June 30, 2020, there were 8,625,000 of Class F common stock outstanding.

        Only holders of the Founder Shares will have the right to elect all of the Company’s directors prior to the initial Business Combination. Otherwise, holders of Class A common stock and Class F common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law or the applicable rules of the New York Stock Exchange then in effect.

        In the case that additional Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class F common stock shall convert into Class A common stock will be adjusted (unless the holders of a majority of the outstanding Class F common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A common stock issuable upon conversion of all Class F common stock will equal, in the aggregate, 20% of the sum of the total number of all common stock outstanding upon the completion of the Initial Public Offering plus all Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

        Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2020, there were no preferred stock issued or outstanding.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If the Class A common stock, at the time of any exercise of a warrant, is not listed on a national securities exchange such that it satisfies the definition of a "covered security" under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

        The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants will be non-redeemable (except under scenario 2 below) so long as they are held by the initial purchasers or such purchasers’ permitted transferees, (iii) the Private Placement Warrants may be exercised by the holders on a cashless basis, and (iv) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants are entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption:

1.For cash:
▪in whole and not in part;
▪at a price of $0.01 per warrant;
▪upon a minimum of 30 days' prior written notice of redemption; and

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

▪if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

2.For class A common stock (commencing 90 days after the warrants become exercisable):
▪in whole and not in part;
▪at $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to a table included in the warrant agreement, based on the redemption date and the fair market value of Class A common stock;
▪if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to warrant holders.
▪if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants; and
▪if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

        If the Company calls the Public Warrants for redemption, under scenario 1 above, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a "cashless basis," as described in the warrant agreement.

        The exercise price and number of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. If the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a newly issued price of less than $9.20 per share of common stock, the exercise price of the warrants will be adjusted to be equal to 115% of the newly issued price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. In such a situation, the warrants would expire worthless.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. Subsequent Events

        The notes to the condensed financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2020 (referred to as "subsequent events") through the date these condensed financial statements were available for issuance on September 16, 2020. Management has evaluated the subsequent events through this date and has concluded that no other material subsequent events have occurred that require additional adjustment or disclosure in the condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        References to the “Company,” “our,” “us” or “we” refer to Fortress Value Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

        This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

        We are a blank check company incorporated in Delaware on June 10, 2020 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although we may pursue an acquisition in any industry or geography, we intend to capitalize on the ability of our management team and the broader Fortress platform to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

        Our sponsor is Fortress Acquisition Sponsor II LLC (the "Sponsor").

        We consummated our initial public offering (“Initial Public Offering”) on August 14, 2020.

Results of Operations

        Our entire activity since inception up to June 30, 2020 was in preparation for our Initial Public Offering. Since the offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

        For the period from June 10, 2020 (inception) through June 30, 2020, we had a net loss of $15,620, which consisted of general and administrative costs. We incurred offering costs of $84,265 as of June 30, 2020 with regard to the Initial Public Offering, which are classified as deferred offering costs on the unaudited condensed balance sheet.

Liquidity and Capital Resources

        As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2020, we had $25,000 in cash and a working capital deficiency of $74,885. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this uncertainty through the Initial Public Offering are discussed below.

        Through June 30, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (as defined below) to our Sponsor and up to $300,000 in loans from our Sponsor. Following the closing of the Initial Public Offering, the exercise of the over-allotment option, and the sale of Private Placement Warrants, which resulted in $345.0 million ($10.00 per Unit) being placed into a Trust Account, we had approximately $1.9 million in cash held outside of the Trust Account as of August 14, 2020, which we intend to use for working capital purposes.

        We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to fund our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our common shares or debt are used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

        If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Accounting Policies and Estimates

        This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses to determine their reasonableness. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

        As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. See notes to Part I, Item 1 "Condensed Financial Statements (Unaudited)" for commitments and contingencies.

JOBS Act
        On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our condensed financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

        Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

        As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on August 13, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In June 2020, we issued an aggregate of 8,625,000 shares of Class F ordinary shares to our Sponsor for an aggregate purchase price of $25,000, in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The proceeds are to be used for formation and offering costs and to fund working capital needs of the Company.

        On August 14, 2020, we consummated the Initial Public Offering of 34,500,000 units, including the issuance of 4,500,000 units as a result of the underwriter’ exercise of their over-allotment option in full at $10.00 per unit, generating gross proceeds of $345.0 million and incurring offering costs of approximately $19.4 million, inclusive of approximately $12.1 million in deferred underwriting commissions.

        Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant with our Sponsor pursuant to the exemption from the registration contained in Section 4(a)(2) of the Securities Act, which generated gross proceeds of $8.9 million. The proceeds are to be used for formation and offering costs and to fund working capital needs of the Company.

        For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheet; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortress Value Acquisition Corp. II

	By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: September 16, 2020