Form 10-Q
period 2020-09-30
Fortress Value Acquisition Corp. II
filed 2020-11-10
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 10, 2020, 34,500,000 shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Fortress Value Acquisition Corp. II
QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheet as of September 30, 2020 (Unaudited)	2

	Condensed Statements of Operations for the three months ended September 30, 2020 and for the period from June 10, 2020 (inception) through September 30, 2020 (Unaudited)	3

	Condensed Statements of Changes in Stockholders' Equity for the three months ended September 30, 2020 and for the period from June 10, 2020 (inception) through September 30, 2020 (Unaudited)	4

	Condensed Statement of Cash Flows for the period from June 10, 2020 (inception) through September 30, 2020 (Unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

PART I. FINANCIAL INFORMATION
Item I. Financial Statements (Unaudited)

FORTRESS VALUE ACQUISITION CORP. II

CONDENSED BALANCE SHEET
September 30, 2020
(Unaudited)

Assets:
Current assets:
Cash	$1,465,724
Prepaid expenses	478,655
Total current assets	1,944,379
Investments held in Trust Account	345,012,336
Total Assets	$346,956,715

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	$1,552,018
Franchise tax payable	61,749
Total current liabilities	1,613,767
Deferred underwriting commissions payable	12,075,000
Total Liabilities	13,688,767

Commitments and Contingencies

Class A common stock, $0.0001 par value; 32,826,794 shares subject to possible redemption	328,267,940

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,673,206 issued and outstanding (excluding 32,826,794 shares subject to possible redemption)	167
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	6,237,935
Accumulated deficit	(1,238,957)
Total Stockholders' Equity	5,000,008
Total Liabilities and Stockholders' Equity	$346,956,715

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2020	For the period from June 10, 2020 (inception) through September 30, 2020

General and administrative expenses	$1,173,988	$1,189,544
Franchise tax expense	61,685	61,749
Loss from operations	(1,235,673)	(1,251,293)
Interest income	12,336	12,336
Net loss	$(1,223,337)	$(1,238,957)

Weighted average shares outstanding - Class A common stock	34,500,000	34,500,000
Basic and diluted net loss per share, Class A	$(0.00)	$(0.00)

Weighted average shares outstanding - Class F common stock	8,625,000	8,625,000
Basic and diluted net loss per share, Class F	$(0.14)	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended September 30, 2020 and for the period from June 10, 2020 (inception) through September 30, 2020
(Unaudited)

	Common stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - June 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class F common stock to the Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(15,620)	(15,620)
Balance - June 30, 2020	—	$—	8,625,000	$863	$24,137	$(15,620)	$9,380
Sale of units in initial public offering, net of offering costs	34,500,000	3,450	—	—	325,578,455	—	325,581,905
Sale of private placement warrants to the Sponsor	—	—	—	—	8,900,000	—	8,900,000
Class A common stock subject to possible redemption	(32,826,794)	(3,283)	—	—	(328,264,657)	—	(328,267,940)
Net loss	—	—	—	—	—	(1,223,337)	(1,223,337)
Balance - September 30, 2020	1,673,206	$167	8,625,000	$863	$6,237,935	$(1,238,957)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS
For the period from June 10, 2020 (inception) through September 30, 2020
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(1,238,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(12,336)
Changes in operating assets and liabilities:
Prepaid expenses	(478,655)
Accounts payable and accrued expenses	1,217,515
Franchise tax payable	61,749
Net cash used in operating activities	(450,684)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class F common stock to the Sponsor	25,000
Proceeds received under loan from the Sponsor	97,250
Repayment of loan from the Sponsor	(97,250)
Proceeds received from initial public offering, net of underwriting commission	338,100,000
Payment of offering costs	(108,592)
Proceeds received from private placement	8,900,000
Net cash provided by financing activities	346,916,408

Net change in cash	1,465,724
Cash - beginning of the period	—
Cash - end of the period	$1,465,724

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable and accrued expenses	$334,503
Deferred underwriting commissions payable in connection with the initial public offering	$12,075,000
Value of Class A common stock subject to possible redemption	$328,267,940

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

All activity from June 10, 2020 (inception) through September 30, 2020 relates to the Company’s formation, completion of the initial public offering ("Initial Public Offering"), and since the closing of the Initial Public Offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 11, 2020. On August 14, 2020, the Company consummated its Initial Public Offering of 34,500,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which included the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $345.0 million and incurring offering costs of approximately $19.4 million, inclusive of approximately $12.1 million in deferred underwriting commissions (Note 5).

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2020, the Company had approximately $1.5 million in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company's initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (approximately $10.00 per share as of September 30, 2020) , plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The Company's amended and restated certificate of incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial business combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

On September 29, 2020, the Company announced that, commencing October 2, 2020, the holders of the Company’s units may elect to separately trade the Class A common stock and warrants comprising the units. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Those units not separated will continue to trade on the New York Stock Exchange under the symbol “FAII.U,” and each of the shares of Class A common stock and warrants that are separated will trade on the New York Stock Exchange under the symbols “FAII” and “FAII WS,” respectively.

Liquidity

As of September 30, 2020, the Company had approximately $1.5 million in its operating bank account, $12,336 of interest income available in the Trust Account to pay for taxes and working capital surplus of approximately $331,000. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4). Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of consummation of a Business Combination or one year from the issuance of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, and transaction expenses related to the Company's proposed Business Combination.

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2020 and for the period from June 10, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for any future period.

The accompanying condensed financial statements and footnotes should be read in conjunction with the audited balance sheet included in the Form 8-K and the audited financial statements and footnotes thereto included in the final prospectus filed by the Company with the SEC on August 20, 2020 and August 13, 2020, respectively.

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Use of estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2020, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering and totaled approximately $19.4 million, inclusive of approximately $12.1 million in deferred underwriting commissions. Offering costs were charged to stockholders' equity upon the completion of the Initial Public Offering in August 2020.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company's provision for income taxes was deemed to be de minimis for the period from June 10, 2020 (inception) through September 30, 2020.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2020, 32,826,794 shares of Class A common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net loss per share

The Company’s condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net income (loss) per common stock, basic and diluted for Class A common stock for the three months ended September 30, 2020 and for the period from June 10, 2020 (inception) through September 30, 2020 were calculated by (i) dividing the interest income earned on the Trust Account of $12,336 less funds available to be withdrawn from the Trust Account for taxes of $12,336 which resulted in net income of none, respectively, by (ii) the weighted average number of Class A common stock outstanding for the respective periods.

Net income (loss) per common stock, basic and diluted for Class F common stock for the three months ended September 30, 2020 and for the period from June 10, 2020 (inception) through September 30, 2020 were calculated by dividing (i) the net income less income attributable to Class A common stock by (ii) the weighted average number of Class F common stock outstanding for the respective periods.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 12,833,333 shares of Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method as of September 30, 2020.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Fair value measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the recorded values of cash, accounts payable and accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of these instruments.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3. Initial Public Offering

On August 14, 2020, the Company sold 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters' exercise of their over-allotment option in full, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth of one redeemable warrant ("Public Warrant"). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

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

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (c) following the completion of the initial Business Combination, such future date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company's public stockholders having the right to exchange their shares of common stock for cash, securities or other property. In August 2020, the Sponsor transferred a total of 100,000 Founder Shares to four independent directors of the Company for the same per-share price initially paid for by the Sponsor. Subsequent to these transfers, the Sponsor held 8,525,000 Founder Shares.

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

Promissory note—related party

Prior to the Initial Public Offering, the Sponsor loaned the Company an aggregate of $97,250 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The promissory note was non-interest bearing, unsecured and due on the earlier of April 30, 2021 and the closing of the Initial Public Offering. The Company repaid the promissory note in full on August 14, 2020.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Office space and related support services

During August 2020, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period from June 10, 2020 (inception) through September 30, 2020 the Company incurred approximately $33,000 in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2020, no Working Capital Loans were outstanding.

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

6. Stockholders' Equity

Class A common stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of September 30, 2020, there were 34,500,000 shares of Class A common stock issued and outstanding, including 32,826,794 shares of Class A common stock subject to possible redemption.

Class F common stock—The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share on each matter on which they are entitled to vote. Of the 8,625,000 shares of Class F common stock, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised. On August 14, 2020, the underwriters exercised their over-allotment option in full. As a result, theses shares were no longer subject to forfeiture. The Class F common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis. As of September 30, 2020, there were 8,625,000 of Class F common stock outstanding.

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

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2020, there were no preferred stock issued or outstanding.

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)
Trust Account - U.S. Treasury Securities Money Market Fund	$345,012,336

None of the balance in the Trust Account was held in cash as of September 30, 2020.

8. Subsequent Events

The notes to the condensed financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2020 (referred to as "subsequent events") through the date these condensed financial statements were available for issuance on November 10, 2020. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the condensed financial statements.

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

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 5,933,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, with the Sponsor, generating gross proceeds of $8.9 million.

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

On September 29, 2020, the Company announced that, commencing October 2, 2020, the holders of the Company’s units may elect to separately trade the Class A common stock and warrants comprising the units. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Those units not separated will continue to trade on the New York Stock Exchange under the symbol “FAII.U,” and each of the shares of Class A common stock and warrants that are separated will trade on the New York Stock Exchange under the symbols “FAII” and “FAII WS,” respectively.

Results of Operations

Since the Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had a net loss of $1,223,337, which consisted of $12,336 in interest income, offset by $1,173,988 in general and administrative expenses and $61,685 in franchise tax expense.

For the period from June 10, 2020 (inception) through September 30, 2020, we had a net loss of $1,238,957, which consisted of $12,336 in interest income, offset by $1,189,544 in general and administrative expenses and $61,749 in franchise tax expense.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2020, we had approximately $1.5 million in cash, $12,336 of interest income available in the Trust Account to pay for taxes (less up to $100,000 to pay for dissolution expenses)and a working capital surplus of approximately $331,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Through our Initial Public Offering, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (as defined below) to our Sponsor, up to $300,000 in loans from our Sponsor and the proceeds not held in the Trust Account, which resulted from the consummation of the initial public offering and the sale of private placement warrants to the Sponsor. Following the closing of the Initial Public Offering, the exercise of the over-allotment option, and the sale of Private Placement Warrants, which resulted in $345.0 million ($10.00 per Unit) being placed into a Trust Account and payment of expenses, we had approximately $1.5 million as of September 30, 2020 in cash held outside of the Trust Account, which we intend to use for working capital purposes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to fund our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our common stock or debt are used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2020, no Working Capital Loans were outstanding. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses to determine their reasonableness. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our accounting policies as discussed in our Current Report on Form 8-K filed with the SEC on August 20, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. See notes to Part I, Item 1 "Condensed Financial Statements (Unaudited)" for commitments and contingencies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the net cash proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on August 13, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2020, we issued an aggregate of 8,625,000 shares of Class F common stock to our Sponsor for an aggregate purchase price of $25,000, in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The proceeds are to be used for formation and offering costs and to fund working capital needs of the Company.

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheet; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortress Value Acquisition Corp. II

	By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: November 10, 2020