Form 10-K
period 2020-12-31
Fortress Value Acquisition Corp. II
filed 2021-03-09
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The registrant was not a public company as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant’s Units began trading on the New York Stock Exchange on August 12, 2020 and the registrant’s Class A common stock began separate trading on the New York Stock Exchange on October 2, 2020. The aggregate market value of the registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2020, was $366,904,893.

As of March 4, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Fortress Value Acquisition Corp. II
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

•our ability to select an appropriate target business or businesses;

•our ability to complete our initial business combination;

•our expectations around the performance of the prospective target business or businesses;

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•our potential ability to obtain additional financing to complete our initial business combination;

•our pool of prospective target businesses;

•our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•the ability of our officers and directors to generate a number of potential business combination opportunities;

•our public securities’ potential liquidity and trading;

•the lack of a market for our securities;

•the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•the Trust Account not being subject to claims of third parties;

•our financial performance; and

•the other risks and uncertainties discussed in "Risk Factors".

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this Annual Report to “we,” “us,” “company” or “our company” are to Fortress Value Acquisition Corp. II, a Delaware company. References to “management” or our “management team” are to our officers and directors. References to our “Sponsor” are to Fortress Acquisition Sponsor II LLC, a Delaware limited liability company. References to our “initial stockholders” are to the holders of our Founder Shares prior to our initial public offering.

Item 1. Business.
Introduction

We are a blank check company incorporated on June 10, 2020 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations.

In June 2020, we issued an aggregate of 8,625,000 shares of Class F common stock to the Sponsor (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000 or approximately $0.003 per share. In August 2020, the Sponsor transferred a total of 100,000 Founder Shares to four independent directors of the Company for the same per-share price initially paid for by the Sponsor. Subsequent to these transfers, the Sponsor held 8,525,000 Founder Shares. On August 14, 2020, we consummated our initial public offering (the “Initial Public Offering”) of 34,500,000 units, including the issuance of 4,500,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consists of one share of Class A common stock and one-fifth of one redeemable warrant ("Public Warrant"). Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $345.0 million.

Substantially concurrently with the closing of the Initial Public Offering, our Sponsor purchased an aggregate 5,933,333 warrants, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $8.9 million, each exercisable to purchase one share of Class A common stock at $11.50 per share (the "Private Placement Warrants"). A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in a U.S.-based Trust Account ("Trust Account") at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On September 29, 2020, the Company announced that, commencing October 2, 2020, the holders of the Company’s units may elect to separately trade the Class A common stock and warrants comprising the units. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Those units not separated will continue to trade on the New York Stock Exchange (the "NYSE") under the symbol “FAII.U,” and each of the shares of Class A common stock and warrants that are separated will trade under the symbols “FAII” and “FAII WS,” respectively.

Recent Developments

On February 21, 2021, the Company and ATI Physical Therapy entered into an Agreement and Plan of Merger (the “Merger Agreement”), to effect a Business Combination between FVAC Merger Corp. II, a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), and Wilco Holdco, Inc., a Delaware corporation (“ATI”). The Merger Agreement and the transactions contemplated thereby will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. The Merger Agreement and the Business Combination were unanimously approved by the board of directors of the Company on February 21, 2021. For further information, refer to Item 9B of this Form 10-K and to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2021.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, to build a company in the public markets. We are seeking a company in an industry that complements the experience and expertise of our management team and is a business that we think our transformative operating skills can help improve. Our selection process will leverage our team’s network of industry, private equity sponsor, credit fund sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We are deploying a pro-active, thematic sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform companies and can help accelerate the target business’ growth and performance.

In addition, we are utilizing the networks and industry experience of our management team and our board of directors in seeking an initial business combination. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This group has experience in:

•operating companies, setting and changing strategies, and identifying, mentoring and recruiting world-class talent;

•developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of a number of target businesses;

•sourcing, structuring, acquiring, and selling businesses;

•accessing the capital markets, including financing businesses and helping companies transition to public ownership;

•fostering relationships with sellers, capital providers and target management teams; and

•executing transactions in multiple geographies and under varying economic and financial market conditions.

We believe that the network of contacts and relationships of our management team is providing us with an important source of acquisition opportunities. In addition, given our profile and thematic approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team communicate with their network of relationships to articulate our acquisition criteria, including the parameters of our search for a target business, and conduct the disciplined process of pursuing and reviewing promising leads.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe that the network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our Sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete an initial business combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year, if (1) the market value of our common stock owned by non-affiliates is less than $250 million, or (2) we have less than $100 million in annual revenues and the market value of our common stock owned by non-affiliates is less than $700 million. Market value is calculated as of the prior June 30th.

Financial Position

With funds available for a business combination initially in the amount of approximately $332,925,000 assuming no redemptions and after payment of $12,075,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our shares of Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account.

In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

    The NYSE rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the outstanding equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in the Initial Public Offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons.

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•we issue (other than in a public offering for cash) shares of Class A common stock that will either (a) be equal to or in excess of 20% of the number of shares of Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•the issuance or potential issuance of shares of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

• the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•the expected cost of holding a stockholder vote;

•the risk that the stockholders would fail to approve the proposed business combination;

•other time and budget constraints of the company; and

•additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our Sponsor, directors, officers, advisors or any of their affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the Trust Account will be used to purchase shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information; and (ii) clear all trades with a designated officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors, advisors, and/or any of their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors, advisors or any of their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or any of their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our Sponsor, officers, directors, advisors or any of their affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or any of their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or any of their affiliates will be restricted from making purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•file proxy materials with the SEC.
We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination (or, if the applicable rules of the NYSE then in effect require, a majority of the outstanding shares of common stock held by public stockholders are voted in favor of the business transaction). Unless restricted by NYSE rules, a quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding capital stock of the company entitled to vote at such a meeting. Unless restricted by NYSE rules, our initial stockholders will count toward this quorum. Pursuant to the terms of a letter agreement entered into with us, our Sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares and any public shares held by them in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their permitted transferees will own at least 20% of our outstanding common stock entitled to vote thereon. These quorum and voting thresholds and the letter agreement may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if it does vote, irrespective of whether it votes for or against the proposed transaction. In addition, our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternative business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our Sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any Founder Shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires Founder Shares through a permitted transfer from an initial stockholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in the Initial Public Offering or thereafter through open market purchases, it would be a public stockholder and subject to the 15% limitation in connection with any such redemption right.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Sponsor, officers and directors have agreed that we will have only 24 months from the closing of the Initial Public Offering to complete our initial business combination. If we have not completed our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination within 24 months from the closing of the Initial Public Offering. However, if our Sponsor, officers and directors acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our business combination within 24 months from the closing of the Initial Public Offering, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our Sponsor has agreed that it will be liable to us, if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business with, execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month from the closing of the Initial Public Offering, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

Our Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the Initial Public Offering that will apply to us until the completion of our initial business combination. These provisions cannot be amended without the approval of the holders of at least 65% of our common stock.

Our initial stockholders, who collectively beneficially own 20% of our common stock upon the closing of the Initial Public Offering, may participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. Specifically, our amended and restated certificate of incorporation provide, among other things, that:

•if we are unable to complete our initial business combination within 24 months from the closing of the Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;

•prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares on any initial business combination;

•although we do not currently intend to enter into a business combination with a target business that is affiliated with our Sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such a business combination is fair to our company from a financial point of view;

•if a stockholder vote on our initial business combination is not required by applicable law or stock exchange listing requirements and we do not decide to hold a stockholder vote for business or other reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;

•in the event our securities are listed on the NYSE, our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination;

• if our stockholders approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our     initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders' rights or pre-initial business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares; and

•we will not effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In addition, our amended and restated certificate of incorporation provides that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these entities are well-established and have extensive experience identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Moreover, many of these competitors possess greater financial, technical, human and other resources or more local industry knowledge than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of Interest

Certain of our officers and directors have fiduciary and contractual duties to Fortress and its affiliates. As a result, certain of our officers and directors will have a duty to offer acquisition opportunities to certain Fortress funds and other entities and will have no duty to offer such opportunities to us unless presented to them in their capacity as our officer or director. As a result, Fortress or any of their respective affiliates may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Fortress or any of its affiliates, including by Mr. McKnight, Mr. Furstein, Mr. Gillette, Ms. Cowen, Mr. Pack, Mr. Bass, Mr. Kaplan and other persons who may make decisions for the company, may be suitable for both us and for Fortress or any of its affiliates or clients, including Fortress Credit blank check companies and any future Fortress PE blank check companies, and may directed initially to Fortress or such persons rather than to us. Our officers and directors, Fortress or any of its affiliates or members of our management team who are also employed by Fortress or any of its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware unless it is offered to them solely in their capacity as our director or officer and after they have satisfied their contractual and fiduciary obligations to other parties. Fortress generally intends to offer investment opportunities that fit within the investment program of a Fortress fund to such fund before offering it to us, and may choose to allocate all or part of any such opportunity to any Fortress affiliate or client or any business in which a Fortress affiliate, including Fortress Credit blank check companies and any future Fortress PE blank check companies, has invested instead of offering such opportunity to us.

The potential conflicts described above may limit our ability to enter into a business combination or other transactions. Fortress and its affiliates engage, and in the future will engage, in a broad spectrum of activities, including direct investment activities and investment advisory activities, and have extensive investment activities (including principal investments by Fortress affiliates for their own account), on behalf of both persons or entities to which they provide investment advice and on a principal basis, that are independent from, and may from time to time conflict or compete with, our activities. These circumstances could give rise to numerous situations where interests may conflict. There can be no assurance that these or other conflicts of interest with the potential for adverse effects on us and investors will not arise.

Fortress Credit is currently sponsoring two other blank check companies, Fortress Value Acquisition Corp. III ("FVAC III") and Fortress Value Acquisition Corp. IV ("FVAC IV") and may continue to sponsor future blank check companies, each formed for the purpose of completing a business combination and, like us, each focused on identifying a business that may provide opportunities for attractive risk-adjusted returns. FVAC III completed its initial public offering in January 2021, in which it sold 23,000,000 units, each consisting of one share of Class A common stock and one-fifth of one redeemable warrant to purchase one share of Class A common stock, for an offering price of $10.00 per unit, generating gross proceeds of $230,000,000. FVAC III’s Class A common stock is traded on the New York Stock Exchange under the symbol "FVT", its warrants are traded under the symbol "FVT WS" and its units are traded under the symbol "FVT.U". FVAC III has not yet announced or completed its initial business combination. FVAC IV has not yet completed its initial public offering. We may compete with FVAC III, FVAC IV and future Fortress Credit blank check companies for business combination opportunities.

Fortress PE, which operates alongside Fortress Credit within the greater Fortress business, is currently sponsoring a blank check company, Fortress Capital Acquisition Corp. ("FCAC"), and may also sponsor future Fortress PE blank check companies formed for the purpose of completing a business combination and, like us, focused on identifying a business that may provide opportunities for attractive risk-adjusted returns. We may compete with future Fortress PE blank check companies for business combination opportunities. Further, Mr. Bass, our Chief Financial Officer, is the Chief Financial Officer of FCAC.

While we and any future Fortress PE blank check companies may share certain administrative functions provided by Fortress, our management team that will be involved in sourcing potential business combination targets will be different than the management teams of any future Fortress PE blank check companies. We anticipate that any potential business combination targets sourced through our management team, in their capacity as directors and officers of the company, will be first offered to the company before being offered to the Fortress Credit blank check companies or to any Fortress PE blank check companies and that any potential business combination opportunities that are sourced through the management teams of the Fortress PE blank check companies will be first offered to the Fortress PE blank check companies before being offered to us.

Fortress Credit and Fortress PE each have investment professionals that source transactions for their respective businesses and may compete with each other for investment opportunities that are appropriate for a blank check company like us. In making allocation decisions with respect to investment opportunities that could reasonably be expected to fit the investment objectives of one or more Fortress affiliates, Fortress anticipates that it will consider one or more of the following: the internal source of the investment opportunity; the objectives and investment programs of any such affiliate; any exclusive rights to investment opportunities that may have been granted to any such Fortress affiliate; the expected duration of the investment in light of a Fortress affiliate's objectives and investment program; the amount of available capital (including financing); the magnitude of the investment opportunity; regulatory and tax considerations; the degree of risk arising from an investment; the expected investment return; relative liquidity; likelihood of current income; regulatory requirements; and/or such other factors as Fortress deems to be appropriate. These factors provide substantial discretion to Fortress to resolve conflicts of interest arising from limited investment opportunities. The internal source of an investment opportunity will play a particularly important factor in allocation decisions and we anticipate that business combination opportunities sourced within Fortress Credit will be offered to us before such opportunities are offered to the Fortress PE blank check companies and that business combination opportunities sourced within Fortress PE will be offered to the Fortress PE blank check companies before they are offered to us.

We do not believe that any potential conflicts with any other Fortress Credit blank check company or any Fortress PE blank check company would materially affect our ability to complete our initial business combination. In addition, future Fortress Credit blank check companies may differ in size and therefore different business combination opportunities that require more or less capital might be appropriate for one Fortress Credit blank check company but not the other. Moreover, as discussed above, any future Fortress PE blank check company will be sponsored by Fortress PE, which is a separate and distinct business group from Fortress Credit, and our board of directors and the majority of our management team consist of different individuals than those that may be on the boards of directors and management teams of any future Fortress PE blank check companies.

In addition, Fortress and its affiliates, including our officers and directors who are affiliated with Fortress, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Each of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including FVAC III, FVAC IV and FCAC pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor such fiduciary or contractual obligations to present such business combination opportunity to such entity. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Indemnity

Our Sponsor has agreed that it will be liable to us, if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor have sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such eventuality. We believe the likelihood of our Sponsor having to indemnify the Trust Account is limited because we will endeavor to have all third parties, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business with, execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Facilities

We currently maintain our executive offices at 1345 Avenue of the Americas, 46th Floor, New York, New York 10105. We consider our current office space adequate for our current operations.

Employees

We currently have four officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that members of our management will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year, if (1) the market value of our common stock owned by non-affiliates is less than $250 million, or (2) we have less than $100 million in annual revenues and the market value of our common stock owned by non-affiliates is less than $700 million. Market value is calculated as of the prior June 30th.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be founded below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

• our being a recently incorporated company with no operating history and no revenues;

•our ability to select an appropriate target business or businesses;

•our ability to complete our initial business combination;

•our expectations around the performance of a prospective target business or businesses;

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•our potential ability to obtain additional financing to complete our initial business combination;

•our pool of prospective target businesses;

•our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

• the ability of our officers and directors to generate a number of potential business combination opportunities;

•our public securities' potential liquidity and trading;

Risk Factors

You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company with no operating results, and we will not commence operations until completing a business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would typically require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. Please see the section entitled “Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares and any public shares held by them, in favor of our initial business combination. As a result, in addition to our initial stockholders’ Founder Shares, we would need 12,937,501, or approximately 37.5% of 34,500,000 public shares sold in the Initial Public Offering to be voted in favor of a transaction (assuming all outstanding stock is voted) in order to have such initial business combination approved (or, if the applicable rules of the NYSE then in effect require approval by a majority of the votes cast by public stockholders, we would need 17,250,001 of public shares sold in the Initial Public Offering to be voted in favor of a transaction (assuming all outstanding stock is voted) in order to have such initial business combination approved). We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the United States and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by stockholders may be less than $10.00 per share.

The net proceeds of the Initial Public Offering and certain proceeds from the sale of the private placement warrants, in the amount of $345,000,000, are held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds then held in the Trust Account, plus any interest income (less up to $100,000 of interest to pay dissolution expenses). If the balance of the Trust Account is reduced below $345,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders' rights or pre-initial business combination activity; and (iii) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In addition, if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the Initial Public Offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, in order for our Class A common stock to be listed upon the consummation of our initial business combination, at such time, our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly-held shares would be required to be at least $100,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;

•reduced liquidity for our securities;

•a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount of news and analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, our Class A common stock and warrants are listed on the NYSE, and as a result are covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, which at the time of the Initial Public Offering had not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and timely file Current Reports on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeemed and, in the event we seek stockholder approval of our initial business combination, we make purchases of our Class A common stock, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial business combination.

As of December 31, 2020, we had approximately $1.3 million of funds available to us outside of the Trust Account. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the Initial Public Offering and potential loans from certain of our affiliates are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, the funds available to us outside of the Trust Account together with funds available from loans from our Sponsor, will be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering; however, we cannot assure you that our estimate is accurate and our Sponsor is under no obligation to advance funds to us in such circumstances. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

As of December 31, 2020, we had approximately $1.3 million of funds available to us outside of the Trust Account. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial business combination is not completed during that time. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to, or invest in, us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not completed our initial business combination, within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all third parties, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them, and to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below  (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•restrictions on the nature of our investments; and

•restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•registration as an investment company with the SEC;

•adoption of a specific form of corporate structure; and

•reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account were invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we have not completed our initial business combination, within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we have not consummated our initial business combination within 24 months of the closing of the Initial Public Offering, our public stockholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not consummated our initial business combination within 24 months from the closing of the Initial Public Offering, we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the Trust Account shall be effected automatically by function of our amended and certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond the initial 24 months before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated certificate of incorporation, and only then in cases where investors have properly sought to redeem their common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination with the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the Initial Public Offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination. Our public stockholders will not have the right to elect directors prior to the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purpose of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. In addition, as holders of our shares of Class A common stock, our public stockholders will not have the right to vote on the election of directors. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the issuance of shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the issuance of shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the warrants. We will use our best efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating thereto, until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the issuance of shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the stock under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, nor will we be required to issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying the shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into in connection with the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the resale of their Founder Shares, after those shares convert to our Class A common stock. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered for resale.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry, sector or location. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value of their securities.

Past performance by Fortress, our management team and their respective affiliates, may not be indicative of future performance of an investment in the company.

Information regarding performance by, or businesses associated with Fortress, our management team and their respective affiliates is presented for informational purposes only. Past performance by Fortress, our management team and their respective affiliates is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of Fortress or our management team’s performance or the performance of their respective affiliates as indicative of our future performance or of an investment in the company or the returns the company will, or is likely to, generate going forward. Furthermore, an investment in us is not an investment in Fortress or any fund of Fortress.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors related to such acquisition. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class F common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020, there were 152,666,667 and 11,375,000 authorized but unissued shares of Class A and Class F common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2020, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common stock or preferred stock in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares on any initial business combination. The issuance of additional shares of common stock or preferred stock:

•may significantly dilute the equity interest of investors;

•may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

•may not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. McKnight and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for other employers, including Fortress, and other third parties with which they are affiliated, and, in the case of our officers and directors affiliated with Fortress, may have time and attention requirements for other blank check companies that Fortress may sponsor in the future. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Delaware law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by Fortress or its affiliates, which may make investments in securities or other interests of or relating to companies in industries that we may make target for our initial business combination. Fortress and its affiliates will not have any duty to offer acquisition opportunities to us. Our officers and directors also serve or may in the future serve as officers and board members for other entities. In addition, our officers and directors affiliated with Fortress may have time and attention requirements for other blank check companies that Fortress may sponsor in the future. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours or that is focused on a particular industry. In particular, an affiliate of our Sponsor is currently sponsoring other blank check companies, FVAC III and FVAC IV, formed for the purpose of completing a business combination and, like us, focused on identifying a business that may provide opportunities for attractive risk-adjusted returns. Fortress Credit is currently sponsoring other blank check companies, FVAC III and FVAC IV, and may continue to sponsor future blank check companies, each formed for the purpose of completing a business combination and, like us, each focused on identifying a business that may provide opportunities for attractive risk-adjusted returns. FVAC III completed its initial public offering in January 2021, in which it sold 23,000,000 units, each consisting of one share of Class A common stock and one-fifth of one redeemable warrant to purchase one share of Class A common stock, for an offering price of $10.00 per unit, generating gross proceeds of $230,000,000. FVAC III’s Class A common stock is traded on the New York Stock Exchange under the symbol "FVT", its warrants are traded under the symbol "FVT WS" and its units are traded under the symbol "FVT.U". FVAC III has not yet announced or completed its initial business combination. FVAC IV has not yet completed its initial public offering. We may compete with FVAC III, FVAC IV and future Fortress Credit blank check companies for business combination opportunities.

Further, Mr. McKnight, our Chief Executive Officer and a director, is the Chief Executive Officer and a director of FVAC III and is Chairman nominee of FVAC IV, Mr. Pack, our Chairman, is the Chairman of FVAC III and is the Chief Executive Officer and director of FVAC IV, Mr. Bass, our Chief Financial Officer, is the Chief Financial Officer of FVAC III, the Chief Financial Officer of FCAC and will be Chief Financial Officer of FVAC IV, Mr. Kaplan, our Chief Operating Officer, is the Chief Operating Officer of FVAC III and will be Chief Operating Officer of FVAC IV, Alexander P. Gillette, our General Counsel, is the General Counsel of FVAC III and will be General Counsel of FVAC IV, Marc Furstein, a director, is a director of FVAC III and will be a director of FVAC IV and Leslee Cowen, a director, is a director of FVAC III and will be a director of FVAC IV.

Fortress PE, which operates alongside Fortress Credit within the greater Fortress business, is currently sponsoring a blank check company, FCAC, and may also sponsor future Fortress PE blank check companies formed for the purpose of completing a business combination and, like us, focused on identifying a business that may provide opportunities for attractive risk-adjusted returns. We may compete with future Fortress PE blank check companies for business combination opportunities.

While we and any future Fortress PE blank check companies may share certain administrative functions provided by Fortress, our management team that will be involved in sourcing potential business combination targets will be different than the management teams of any future Fortress PE blank check companies. We anticipate that any potential business combination targets sourced through our management team, in their capacity as directors and officers of the company, will be first offered to the company before being offered to the Fortress Credit blank check companies or to any Fortress PE blank check companies and that any potential business combination opportunities that are sourced through the management teams of the Fortress PE blank check companies will be first offered to the Fortress PE blank check companies before being offered to us.

We do not believe that any potential conflicts with any other Fortress Credit blank check company or any Fortress PE blank check company would materially affect our ability to complete our initial business combination. Fortress and our management team have significant experience in identifying and executing multiple acquisition opportunities simultaneously and we are not limited by industry or geography in terms of the acquisition opportunities we can pursue. In addition, future Fortress Credit blank check companies may differ in size and therefore different business combination opportunities that require more or less capital might be appropriate for one Fortress Credit blank check company but not the other. Moreover, as discussed above, any future Fortress PE blank check company will be sponsored by Fortress PE, which is a separate and distinct business group from Fortress Credit, and our board of directors and the majority of our management team consist of different individuals than those that may be on the boards of directors and management teams of any future Fortress PE blank check companies.

Moreover, Fortress and its affiliates, including our officers and directors who are affiliated with Fortress, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in their capacity as our director or officer and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation of, or participation in, one or more other blank check companies. For example, an affiliate of our Sponsor is currently sponsoring other blank check companies, FVAC III and FVAC IV, formed for the purpose of completing a business combination and, like us, focused on identifying a business that may provide opportunities for attractive risk-adjusted returns. In addition, our officers and directors who are affiliated with Fortress or its affiliates, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, Fortress and its affiliates have invested in diverse industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates. In addition, Fortress and its affiliates engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition of any target business that we may make. If Fortress or any of its affiliates provides or participates in any such debt financing arrangement it may present a conflict of interest and will have to be approved under our related person transaction policy or by our independent directors.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors, including Fortress. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance.” Such entities may compete with us for business combination opportunities. In particular, an affiliate of our Sponsor is currently sponsoring other blank check companies, FVAC III and FVAC IV, formed for the purpose of completing a business combination and, like us, focused on identifying a business that may provide opportunities for attractive risk-adjusted returns. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In June 2020, our Sponsor purchased an aggregate of 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. Prior to the closing of the Initial Public Offering, our Sponsor transferred 25,000 Founder Shares to each of our independent directors at their original purchase price. As such, our initial stockholders collectively own 20% of our outstanding shares. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor has purchased an aggregate of 5,933,333 private placement warrants, each exercisable to purchase one share of our Class A common stock, for a purchase price of $8,900,000 in the aggregate, or $1.50 per warrant. The private placement warrants will also be worthless if we do not complete a business combination.

Each private placement warrant may be exercised for one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

The Founder Shares are identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except that: (i) only holders of the Founder Shares have the right to vote on the election of directors prior to our initial business combination; (ii) the Founder Shares are subject to certain transfer restrictions; (iii) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with (1) the completion of our initial business combination and (2) a stockholder vote to amend our amended and restated certificate of incorporation (x) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (y) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (B) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination within 24 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (iv) the Founder Shares are automatically convertible into our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (v) the Founder Shares are entitled to registration rights.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•our inability to pay dividends on our common stock;

•using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Assuming no redemption of the public shares, we have $332,925,000 that we may use to complete our initial business combination (after payment $12,075,000 of deferred underwriting commissions being held in the Trust Account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•solely dependent upon the performance of a single business, property or asset; or

•dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a business that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a business that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a controlling 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules), and the agreement relating to our initial business combination may have additional net tangible asset or cash requirements. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that some of our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments, including their warrant agreements, in order to effectuate our initial business combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity, other than amendments relating to the appointment of directors, which require the approval of holders of a majority of at least 90% of our outstanding common stock entitled to vote thereon (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders, as described herein), may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our initial stockholders control the election of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our outstanding shares of common stock. In addition, the Founder Shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to our initial business combination. Holders of our public shares have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of at least 90% of our outstanding common stock entitled to vote thereon. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation or bylaws and approval of major corporate transactions. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

In addition, we may redeem your warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 6,900,000 shares of our Class A common stock, at a price of $11.50 per share (subject to adjustment), as part of the units sold in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 5,933,333 shares of Class A common stock at $11.50 per share (subject to adjustment). Prior to the Initial Public Offering, our Sponsor purchased an aggregate of 8,625,000 Founder Shares in a private placement. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as provided herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

To the extent we issue shares of Class A common stock for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance, will increase the number of outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis, and (iv) they (including the shares of Class A common stock issuable upon exercise of these warrants) are entitled to registration rights.

Because each unit contains one-fifth of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-fifth of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares of Class A common stock, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fifth of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Unlike most blank check companies, if we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share of common stock, then the exercise price of the warrants will be adjusted to be equal to 115% of the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Stockholders therefore have no access to information about prior market history on which to base their investment decision. Following the Initial Public Offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year, if (1) the market value of our common stock owned by non-affiliates is less than $250 million, or (2) we have less than $100 million in annual revenues and the market value of our common stock owned by non-affiliates is less than $700 million. Market value is calculated as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that could involve payment of a premium over prevailing market prices for our securities.

Data privacy and security breaches, including, but not limited to, those resulting from cyber incidents or attacks, acts of vandalism or theft, computer viruses and/or misplaced or lost data, could result in information theft, data corruption, operational disruption, reputational harm, criminal liability and/or financial loss.

In searching for targets for our initial business combination, we may depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or privacy and security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data. As an early stage company without significant investments in data privacy or security protection, we may not be sufficiently protected against such occurrences and therefore could be liable for privacy and security breaches, including potentially those caused by any of our subcontractors. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or other incidents that result in a privacy or security breach. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to reputational harm, criminal liability and/or financial loss.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may pursue a business combination with a target business in any geographic location. If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•costs and difficulties inherent in managing cross-border business operations and complying with difficult commercial and legal requirements of the overseas market;

•rules and regulations regarding currency redemption;

•complex corporate withholding taxes on individuals;

•laws governing the manner in which future business combinations may be effected;

•tariffs and trade barriers;

•regulations related to customs and import/export matters;

•longer payment cycles;

•tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•currency fluctuations and exchange controls;

•rates of inflation;

•challenges in collecting accounts receivable;

•cultural and language differences;

•employment regulations;

•crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•deterioration of political relations with the United States; and

•government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

The recent coronavirus (COVID-19) pandemic and the impact on businesses and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately consummate a business combination.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to the coronavirus, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The coronavirus pandemic has resulted in a widespread health crisis that has adversely impacted the economies and financial markets worldwide, business operations and the conduct of commerce generally. There is no way of being certain how long these adverse impacts will last. The coronavirus, or other disease outbreaks, could have a material adverse effect on the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if concerns relating to the coronavirus pandemic continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which the coronavirus impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. If the disruptions posed by the coronavirus or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing and the coronavirus pandemic and other related events could have a material adverse effect on our ability to raise adequate financing, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 1345 Avenue of the Americas, New York, NY 10105. The cost for this space is included in the $20,000 monthly fee that we pay an affiliate of our Sponsor for office space and related support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases and Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on NYSE under the symbols “FAII.U,” “FAII” and “FAII WS”, respectively. On September 29, 2020, the Company announced that, commencing October 2, 2020, the holders of the Company’s units may elect to separately trade the Class A common stock and warrants comprising the units. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Those units not separated will continue to trade on the New York Stock Exchange under the symbol “FAII.U,” and each of the shares of Class A common stock and warrants that are separated will trade on the New York Stock Exchange under the symbols “FAII” and “FAII WS,” respectively.

Holders

As of March 1, 2021, there was 1 holder of record of our units, 1 holder of record of our separately traded common stock and 2 holders of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In June 2020, we issued an aggregate of 8,625,000 Founder Shares to our Sponsor in exchange for a capital contribution of $25,000, or approximately $0.003 per share. In August 2020, our Sponsor transferred an aggregate of 100,000 Founder Shares to four of our independent directors for their original purchase price. Our Sponsor, together with our independent directors, currently own 8,625,000 shares of Class F common stock. In addition, our Sponsor purchased an aggregate of 5,933,333 private placement warrants, each exercisable to purchase one common stock at $11.50 per share, at a price of $1.50 per warrant, in a private placement that closed simultaneously with the closing of our Initial Public Offering. Each private placement warrant entitles the holder to purchase one common stock at $11.50 per share. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On August 14, 2020, the Company consummated the Initial Public Offering of 34,500,000 units, with each unit consisting of one Class A common stock of the Company, par value $0.0001 per share, and one-fifth of one warrant to purchase one Class A common stock. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $345,000,000. Following the closing of the Initial Public Offering an aggregate of $345,000,000 was placed in the Trust Account.

The Company incurred approximately $19.4 million of offering costs in connection with the Initial Public Offering, inclusive of $12.1 million of deferred underwriting commissions payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a business combination. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus dated August 11, 2020, which was filed with the SEC.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Fortress Value Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on June 10, 2020 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses ("Business Combination"). Although we may pursue an acquisition in any industry or geography, we intend to capitalize on the ability of our management team and the broader Fortress platform to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns. Our Sponsor is Fortress Acquisition Sponsor II LLC (the "Sponsor").

Our registration statement for the initial public offering (the "Initial Public Offering") was declared effective on August 11, 2020. On August 14, 2020, we consummated the Initial Public Offering of 34,500,000 units (“Units"), including the issuance of 4,500,000 units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $345.0 million and incurring offering costs of approximately $19.4 million, inclusive of approximately $12.1 million in deferred underwriting commissions.

Substantially concurrently with the closing of the Initial Public Offering, we consummated a private placement (“Private Placement”) of 5,933,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per private placement warrant, with our Sponsor, generating gross proceeds of $8.9 million.

Upon the closing of the Initial Public Offering and Private Placement, $345.0 million ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based Trust Account (“Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust account as described below.

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

For the period from June 10, 2020 (inception) through December 31, 2020, we had a net loss of $1,588,639, which consisted of $18,957 in interest income, offset by $1,495,574 in general and administrative expenses and $112,022 in franchise tax expense. General and administrative expenses of $1,495,574 is primarily comprised of legal and due diligence fees.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, as of December 31, 2020, we had approximately $1.3 million in our operating bank account and working capital deficit of approximately $26,000.

Through our Initial Public Offering, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (as defined below) to our Sponsor, up to $300,000 in loans from our Sponsor and the proceeds not held in the Trust Account, which resulted from the consummation of the initial public offering and the sale of private placement warrants to the Sponsor. Following the closing of the Initial Public Offering, the exercise of the over-allotment option, and the sale of Private Placement Warrants, which resulted in $345.0 million ($10.00 per Unit) being placed into a Trust Account and payment of expenses, we had approximately $1.3 million as of December 31, 2020 in cash held outside of the Trust Account, which we intend to use for working capital purposes.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2020 the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination and a minimum one year from the date of issuance of these financial statements. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Related Party Transactions
Founder shares

In June 2020, we issued an aggregate of 8,625,000 shares of Founder Shares to our Sponsor (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000. The Sponsor agreed to forfeit an aggregate of up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On August 14, 2020, the underwriters exercised their over-allotment option in full. As a result, the 1,125,000 Founder Shares were no longer subject to forfeiture. The Founder Shares will automatically convert into Class A common stock upon the consummation of a business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

Promissory note—related party

The Sponsor had loaned us an aggregate of $97,250 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The loan was non-interest bearing, unsecured and due on the earlier of April 30, 2021 or the closing of the Initial Public Offering. We repaid the promissory note on August 14, 2020.

Related party loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to us as may be required. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of December 31, 2020.

Office space and related support services

During August 2020, we entered into an agreement with an affiliate of our Sponsor a monthly fee of $20,000 for office space and related support services.

We had incurred approximately $93,000 in expenses for the period from June 10, 2020 (inception) through December 31, 2020, respectively, as reflected in the accompanying Statements of Operations for services provided by related parties in connection with these aforementioned agreements with related parties. As of December 31, 2020, the Company had $20,000 in accrued expenses for services provided by an affiliate, as reflected in the accompanying balance sheet.

Contractual Obligations
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

Underwriting agreement

The underwriters are entitled to a deferred underwriting discount of $0.35 per unit, or approximately $12.1 million, which will be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates
Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 32,791,826 shares of Class A common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net loss per share

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share.

Net income (loss) per common stock, basic and diluted for Class A common stock for the period from June 10, 2020 (inception) through December 31, 2020 were calculated by (i) dividing the interest income earned on the Trust Account of $18,957 less funds available to be withdrawn from the Trust Account for taxes of $18,957 which resulted in net income of none, respectively, by (ii) the weighted average number of Class A common stock outstanding for the period.

Net income (loss) per common stock, basic and diluted for Class F common stock for the period from June 10, 2020 (inception) through December 31, 2020 were calculated by dividing (i) the net income less income attributable to Class A common stock by (ii) the weighted average number of Class F common stock outstanding for the respective period.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 12,833,333 shares of Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method as of December 31, 2020.

Recent accounting pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheet.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Fortress Value Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fortress Value Acquisition Corp. II (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York
March 8, 2021

FORTRESS VALUE ACQUISITION CORP. II
BALANCE SHEET
December 31, 2020

Assets:
Current assets:
Cash	$1,313,454
Prepaid expenses	345,938
Total current assets	1,659,392
Investments held in Trust Account	345,018,957
Total Assets	$346,678,349

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	$1,573,061
Franchise tax payable	112,022
Total current liabilities	1,685,083
Deferred underwriting commissions payable	12,075,000
Total Liabilities	13,760,083

Commitments and Contingencies

Class A common stock, $0.0001 par value; 32,791,826 shares subject to possible redemption	327,918,260

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,708,174 issued and outstanding (excluding 32,791,826 shares subject to possible redemption)	171
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	6,587,611
Accumulated deficit	(1,588,639)
Total Stockholders' Equity	5,000,006
Total Liabilities and Stockholders' Equity	$346,678,349

The accompanying notes are an integral part of these financial statements.

FORTRESS VALUE ACQUISITION CORP. II
STATEMENT OF OPERATIONS

For the period from June 10, 2020 (inception) through December 31, 2020

General and administrative expenses	$1,495,574
Franchise tax expense	112,022
Loss from operations	(1,607,596)
Interest income	18,957
Net loss	$(1,588,639)

Weighted average shares outstanding - Class A common stock	34,500,000
Basic and diluted net loss per share, Class A common stock	$(0.00)

Weighted average shares outstanding - Class F common stock	8,625,000
Basic and diluted net loss per share, Class F common stock	$(0.18)

The accompanying notes are an integral part of these financial statements.

FORTRESS VALUE ACQUISITION CORP. II
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from June 10, 2020 (inception) through December 31, 2020

	Common stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - June 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class F common stock to the Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, net of offering costs	34,500,000	3,450	—	—	325,578,455	—	325,581,905
Sale of private placement warrants to the Sponsor	—	—	—	—	8,900,000	—	8,900,000
Class A common stock subject to possible redemption	(32,791,826)	(3,279)	—	—	(327,914,981)	—	(327,918,260)
Net loss	—	—	—	—	—	(1,588,639)	(1,588,639)
Balance - December 31, 2020	1,708,174	$171	8,625,000	$863	$6,587,611	$(1,588,639)	$5,000,006

The accompanying notes are an integral part of these financial statements.

FORTRESS VALUE ACQUISITION CORP. II
STATEMENT OF CASH FLOWS
For the period from June 10, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(1,588,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(18,957)
Changes in operating assets and liabilities:
Prepaid expenses	(345,938)
Accounts payable and accrued expenses	1,284,393
Franchise tax payable	112,022
Net cash used in operating activities	(557,119)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class F common stock to the Sponsor	25,000
Proceeds received under loan from the Sponsor	97,250
Repayment of loan from the Sponsor	(97,250)
Proceeds received from initial public offering, net of underwriting commission	338,100,000
Payment of offering costs	(154,427)
Proceeds received from private placement	8,900,000
Net cash provided by financing activities	346,870,573

Net change in cash	1,313,454
Cash - beginning of the period	—
Cash - end of the period	$1,313,454

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable and accrued expenses	$288,668
Deferred underwriting commissions payable in connection with the initial public offering	$12,075,000
Value of Class A common stock subject to possible redemption	$327,918,260

The accompanying notes are an integral part of these financial statements.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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

All activity from June 10, 2020 (inception) through December 31, 2020 relates to the Company’s formation, completion of the initial public offering ("Initial Public Offering"), and since the closing of the Initial Public Offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2020, the Company had approximately $1.3 million in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company's initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

On February 21, 2021, the Company and ATI Physical Therapy entered into an Agreement and Plan of Merger (the “Merger Agreement”), to effect a Business Combination between FVAC Merger Corp. II, a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), and Wilco Holdco, Inc., a Delaware corporation (“ATI”). The Merger Agreement and the transactions contemplated thereby will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. The Merger Agreement and the Business Combination were unanimously approved by the board of directors of the Company on February 21, 2021. For further information, refer to Item 9B of this Form 10-K and to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2021.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (approximately $10.00 per share as of December 31, 2020) , plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The Company's amended and restated certificate of incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial business combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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

Liquidity

As of December 31, 2020, the Company had approximately $1.3 million in its operating bank account, $18,957 of interest income available in the Trust Account to pay for taxes and working capital deficit of approximately $26,000. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4). In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2020 the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination and a minimum one year from the date of issuance of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, and transaction expenses related to the Company's proposed Business Combination.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

An outbreak of respiratory disease which caused a global pandemic continues to impact global markets. This coronavirus has resulted in enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to markets, supply chains and customer activity, as well as general concern and uncertainty. The impact of this coronavirus continues to evolve and is affecting the economies of many nations, individual companies and markets in general and may continue to last for an extended period of time.

Management will continue to evaluate the impact of the COVID-19 pandemic and while the virus could have an adverse effect on the future financial results, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of December 31, 2020, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020.

Investments held in trust account

As of December 31, 2020, the Company had approximately $345.0 million in investments held in the Trust Account.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 32,791,826 shares of Class A common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

Net loss per share

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share.

Net income (loss) per common stock, basic and diluted for Class A common stock for the period from June 10, 2020 (inception) through December 31, 2020 were calculated by (i) dividing the interest income earned on the Trust Account of $18,957 less funds available to be withdrawn from the Trust Account for taxes of $18,957 which resulted in net income of none, respectively, by (ii) the weighted average number of Class A common stock outstanding for the period.

Net income (loss) per common stock, basic and diluted for Class F common stock for the period from June 10, 2020 (inception) through December 31, 2020 were calculated by dividing (i) the net income less income attributable to Class A common stock by (ii) the weighted average number of Class F common stock outstanding for the respective period.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 12,833,333 shares of Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method as of December 31, 2020.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2020, the recorded values of cash, accounts payable and accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of these instruments.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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
NOTES TO FINANCIAL STATEMENTS

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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

Office space and related support services

During August 2020, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period from June 10, 2020 (inception) through December 31, 2020 the Company incurred approximately $93,000 in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement. As of December 31, 2020, the Company accrued $20,000 in connection with this agreement, as reflected in the accompanying balance sheet.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, no Working Capital Loans were outstanding.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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

6. Stockholders' Equity

Class A common stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of December 31, 2020, there were 34,500,000 shares of Class A common stock issued and outstanding, including 32,791,826 shares of Class A common stock subject to possible redemption.

Class F common stock—The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share on each matter on which they are entitled to vote. The Class F common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis. As of December 31, 2020, there were 8,625,000 of Class F common stock outstanding.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2020, there were no preferred stock issued or outstanding.

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
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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

7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from June 10, 2020 (inception) through December 31, 2020.

Description	Quoted Prices in Active Markets (Level 1)
Trust Account - U.S. Treasury Securities Money Market Fund	$345,018,957

None of the balance in the Trust Account was held in cash as of December 31, 2020.

8. Income Tax

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2020.

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs and net operating loss	$333,614
Total deferred tax asset	333,614
Valuation allowance	(333,614)
Deferred tax asset, net of allowance	$—

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

The income tax provision consists of the following:

December 31, 2020
Federal:
Current	$—
Deferred	(333,614)

State:
Current	$—
Deferred	—
Change in valuation allowance	333,614
Income tax provision	$—

As of December 31, 2020, the Company had U.S. federal net operating loss carryovers of $93,065 available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from June 10, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $333,614.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the relevant taxing authority.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

9. Subsequent Events

The notes to the financial statements include a discussion of material events, which have occurred subsequent to December 31, 2020 (referred to as "subsequent events") through the date these financial statements were issued on March 8, 2021 (see Note 1). Management has evaluated the subsequent events through this date and has concluded that no other material subsequent events have occurred that require additional adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for new public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Business Combination with ATI

On February 21, 2021, the Company and ATI Physical Therapy announced entry into an Agreement and Plan of Merger (the “Merger Agreement”), to effect a Business Combination between FVAC Merger Corp. II, a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), and Wilco Holdco, Inc., a Delaware corporation (“ ATI”). The Merger Agreement and the transactions contemplated thereby will constitute a “ Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. The Merger Agreement and the Business Combination were unanimously approved by the board of directors of the Company on February 21, 2021.

Subject to the terms and conditions of the Merger Agreement, the consideration to be paid in respect of each share of common stock of ATI issued and outstanding (other than any such shares held by ATI’s treasury or held, directly or indirectly, by the Company, Merger Sub or any direct, wholly-owned subsidiary of ATI) will be (a) a number of shares of Class A common stock of the Company (with each share valued at $10.00), par value $0.0001 per share (“ Company Class A Stock”), equal in value to (i) $1,303,000,000, divided by (ii) the number of such issued and outstanding shares of ATI, and (b) the contingent right to receive a certain number of shares of Company Class A Stock that may be issued pursuant to an earnout payable to Wilco Acquisition, LP (the sole holder of common stock of ATI as of the date of the Merger Agreement) or its designees, if certain price targets for one share of the Company’s Class A Stock are achieved any time between the Closing and the 10 year anniversary of the Closing. The consideration to be paid in respect of each share of preferred stock of ATI issued and outstanding (other than any such shares held by ATI’s treasury or held, directly or indirectly, by the Company, Merger Sub or any direct, wholly-owned subsidiary of ATI) will be (a) an amount in cash, equal to $59,000,000, divided by the number of such issued and outstanding shares of preferred stock of ATI (the “Preferred Cash Consideration”), and (b) a number of shares of Company Class A Stock equal in value to (i) the product of (A) (x) the aggregate Liquidation Amount (as defined in ATI’s Certificate of Incorporation (the “ATI Charter”)) as of the date on which the closing occurs with respect to ATI’s preferred stock (after reducing such Liquidation Amount by the Preferred Cash Consideration) (the “Preferred Stock Adjusted Base”) plus (y) an aggregate accrued amount, calculated based on the Preferred Stock Adjusted Base, at the Dividend Rate (as defined in the ATI Charter) from the Closing Date through the date that is 180 days from the date on which the closing occurs, multiplied by (B) 1.05, divided by (ii) the number of issued and outstanding shares of ATI preferred stock.

The consummation of the Business Combination contemplated by the Merger Agreement is subject to customary closing conditions for special purpose acquisition companies, including, among others: (a) approval by the Company’s stockholders and ATI’s stockholders (which, with respect to ATI’s stockholders, was satisfied immediately following the execution of the Merger Agreement); (b) the Company having at least $5,000,001 of net tangible assets after giving effect to the Company’s stockholder redemptions, if any; (c) the expiration or termination of the waiting period under the HSR Act; (d) the listing of the shares of the Company’s Class A Stock to be issued in connection with the closing on the NYSE; and (e) the Company having at least $472,500,000 in available cash immediately prior to the effective time of the merger (after taking into account (i) payments required to satisfy the Company’s stockholder redemptions and (ii) the net proceeds from the subscription agreements entered into with certain investors (pursuant to which such investors have committed to purchase an aggregate amount of at least $300,000,000 in shares of Company Class A Stock at a purchase price of $10.00 per share, substantially concurrent with, and contingent upon, the consummation of the Business Combination) (the “Available Cash”).

Each of the Company, Merger Sub and ATI have made representations, warranties and covenants that are customary for a transaction of this nature. The representations and warranties contained in the Merger Agreement terminate and are of no further force or effect as of the consummation of the Business Combination.

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Business Combination, including (a) by mutual written consent of the parties, (b) by either ATI or the Company if (i) the consummation of the Business Combination has not occurred on or prior to August 23, 2021 (the “Outside Date”), (ii) a final and nonappealable order has been issued or governmental action permanently makes consummation of the transactions illegal or otherwise prevents or prohibits the Business Combination or (iii) the Company’s stockholder approval is not obtained at the special meeting of the Company’s stockholders, (c) by ATI (i) upon a breach by the Company or Merger Sub if such breach gives rise to a failure of a closing condition and has not been cured within 30 days’ notice by ATI or cannot be cured prior to the Outside Date, (ii) if the board of directors of the Company does not recommend in favor of the Business Combination in the Proxy Statement or makes any change in its recommendation or (iii) if the Available Cash is less than $472,500,000 and (d) by the Company upon a breach by ATI if such breach gives rise to a failure of a closing condition and has not been cured within 30 days’ notice by the Company or cannot be cured by the Outside Date.

Upon closing of the Business Combination, and subject to the terms of the Merger Agreement, ATI will become a wholly-owned subsidiary of the Company.

The foregoing description of the Merger Agreement and the Business Combination does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which was filed as Exhibit 2.1 on our Current Report on Form 8-K filed with the SEC on February 22, 2021.

For more information about the Merger Agreement and the proposed Business Combination, please see our Current Report on Form 8-K filed with the SEC on February 22, 2021 and the proxy materials that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed Business Combination and does not contain the risks associated with the proposed Business Combination. Such risks and effects relating to the proposed Business Combination will be included in the proxy materials filed with the SEC.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.
Our current directors and executive officers are as follows:

Name	Age	Title
Joshua A. Pack	47	Chairman
Andrew A. McKnight	43	Chief Executive Officer, Director
Daniel N. Bass	54	Chief Financial Officer
Micah B. Kaplan	35	Chief Operating Officer
Alexander P. Gillette	43	General Counsel
Marc Furstein	53	Director
Leslee Cowen	48	Director
Aaron F. Hood	48	Director
Carmen A. Policy	78	Director
Rakefet Russak-Aminoach	55	Director
Sunil Gulati	61	Director

Joshua A. Pack serves as Chairman of the company’s board of directors. Mr. Pack is a Managing Partner of the Credit Funds business at Fortress. Mr. Pack has 20 years of credit investment and workout experience through multiple credit cycles. He is based in Los Angeles and heads the illiquid credit investment strategies at Fortress, serves on the investment committee for the Credit Funds business at Fortress and is a member of the Management Committee of Fortress. Since joining the Credit Funds business at Fortress at its inception in 2002, Mr. Pack has analyzed, structured and negotiated hundreds of lending, structured equity and real estate transactions. Prior to joining Fortress, Mr. Pack was a Vice President with Wells Fargo & Co. in the capital markets group. Before that, Mr. Pack was a Vice President with American Commercial Capital, an independent specialty finance company focused on corporate and real estate lending to middle market businesses that was subsequently acquired by Wells Fargo & Co. in 2001. He serves as a director on multiple corporate Boards and is on the Board of the San Diego Zoo Global Foundation. Mr. Pack previously served on the board of directors of Mosaic from 2017 to 2020 and has also served as the Chairman of FVAC I’s board of directors since April 2020 until consummation of its initial business combination in November 2020, the chairman of FVAC III's board of directors since January 2021 and serves as director of FVAC IV and will serve as Chief Executive Officer of FVAC IV. Mr. Pack attended the United States Air Force Academy and received a B.A. in Economics from California State University, San Marcos. Mr. Pack’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Andrew A. McKnight serves as a director and as the company’s Chief Executive Officer. Mr. McKnight is a Managing Partner of the Credit Funds business at Fortress. Mr. McKnight is based in San Francisco and heads the liquid credit investment strategies at Fortress, serves on the investment committee for the Credit Funds business at Fortress and is a member of the Management Committee of Fortress. Mr. McKnight previously served on the board of directors of Mosaic from 2017 to 2020. Mr. McKnight has also served on the board of directors and as the Chief Executive Officer of FVAC I since its inception in January 2020 and continues to serve on the board of directors of MP Materials where he is a member of the Compensation Committee, director and Chief Executive Officer of FVAC III since its inception in August 2020 and Chairman of FVAC IV's board of directors. Prior to joining Fortress in February 2005, he was the trader for Fir Tree Partners where he was responsible for analyzing and trading high yield and convertible bonds, bank debt, derivatives and equities for the value-based hedge fund. Prior to Fir Tree, Mr. McKnight worked on Goldman, Sachs & Co.’s distressed bank debt trading desk. Mr. McKnight received a B.A. in Economics from the University of Virginia. Mr. McKnight’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Daniel N. Bass serves as the company’s Chief Financial Officer. Mr. Bass has served as Chief Financial Officer of Fortress since 2003, leading the firm’s finance, accounting, tax, corporate real estate, information technology, HR and corporate development functions. At Fortress, Mr. Bass supported the business growth in AUM from $3 billion to $80 billion. Mr. Bass was the Chief Financial Officer of Fortress for the entire time it was a public company (NYSE:FIG) (2007-2017). Mr. Bass also co-led the completed merger with SoftBank which closed in December 2017. Prior to joining Fortress, Mr. Bass was the Chief Financial Officer of the Corporate Investments division at Deutsche Bank. The division housed over $100 billion in firm assets worldwide. Also, while at Deutsche Bank, Mr. Bass was the global Business Area Controller of the Investment Banking division. In this capacity, he supported growth of the bank’s global investment banking division, including integration of the Banker’s Trust accounting team upon acquisition. Prior to Deutsche Bank, Mr. Bass was with PricewaterhouseCoopers LLP’s international tax practice where he advised multi-national & international banks on US & global tax matters. Mr. Bass is a board member of the Real Estate Center at Florida State University. Mr. Bass has also served as the Chief Financial Officer of FVAC I since its inception in January 2020 until the consummation of its business combination in November 2020, as the Chief Financial Officer of FVAC III since its inception in August 2020, as the Chief Financial Officer of FCAC since September 2020 and will serve as the Chief Financial Officer of FVAC IV. Mr. Bass received both a B.S. and a Masters in Accounting from Florida State University.

Micah B. Kaplan serves as the company’s Chief Operating Officer. Mr. Kaplan is a Managing Director in the Corporate Debt and Securities Group at Fortress, where he is responsible for the sourcing, underwriting and execution of public and private debt and equity investments across a broad range of industries. Mr. Kaplan has also served as the Chief Operating Officer of FVAC I since its inception in January 2020 until the consummation of its business combination in November 2020, has served as the Chief Operating Officer of FVAC III since its inception in August 2020 and will serve as the Chief Operating Officer of FVAC IV. Prior to joining Fortress in July 2011, Mr. Kaplan was a research analyst at Bank of America Merrill Lynch, where he analyzed and published research on high yield issuers. Mr. Kaplan received a B.A. in Political Science from the University of Pennsylvania.

Alexander P. Gillette serves as the Company’s General Counsel. Mr. Gillette is the Deputy General Counsel and a Managing Director of Fortress. He joined Fortress in 2008 after six years at Cleary Gottlieb Steen & Hamilton LLP, where he specialized in mergers and acquisitions, private equity, venture capital and other corporate transactions. Additionally, Mr. Gillette has served as the General Counsel of FVAC III since its inception in August 2020 and will serve as General Counsel of FVAC IV. Mr. Gillette received a B.A with high distinction in the distinguished major in political and social thought from the University of Virginia and a J.D. with honors from the University of Chicago Law School.

Marc Furstein serves as a director of the company. Mr. Furstein is the President of Credit Funds at Fortress and is also a member of the firm’s Management Committee. Mr. Furstein has served as a director of FVAC III since January 2021 and will serve as a director of FVAC IV. Prior to joining Fortress in July 2001, Mr. Furstein co-founded and was the Chief Operating Officer of American Commercial Capital (a specialty finance company) and Coronado Advisors (an SEC registered broker dealer). Both companies were sold to Wells Fargo in 2001. Prior to that, Mr. Furstein was co-manager of the opportunistic real estate loan business of Goldman, Sachs & Co. In that position, he structured and negotiated senior and mezzanine commercial loans and acquisition facilities. Mr. Furstein was also involved in the acquisition of distressed business, consumer and real estate loans and had responsibility for the management of such assets. In this role, he designed and oversaw the implementation of financial reporting, tax, compliance and asset management systems, policies and procedures. Mr. Furstein started his career in Goldman’s Financial Institutions Group, where he focused on M&A transactions and corporate finance. Mr. Furstein received a B.A. from Columbia University and an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Furstein’s significant investment, financial and infrastructure expertise to serve as a member of our board of directors.

Leslee Cowen serves as a director of the company. Additionally, Ms. Cowen has served as a director of FVAC III since January 2021 and will serve as director of FVAC IV. Ms. Cowen is a Managing Director in the Credit Funds business at Fortress, co-head of the liquid credit investment strategies, and a member of the investment committee. Ms. Cowen also serves on the Management Committee of Fortress. Prior to joining Fortress in 2002, Ms. Cowen was at the Baupost Group, a value investment firm, where she was responsible for the acquisition of public and private distressed debt and equity securities, as well as the acquisition of non-performing loan portfolios. Previously, Ms. Cowen was an associate at the Argentum Group, a venture capital firm, where she was involved in several roll-up transactions. Ms. Cowen started her career as an analyst at The Blackstone Group in the private equity and M&A groups. Currently she serves on multiple non-profit boards. Ms. Cowen received a B.S. degree from the Wharton School at the University of Pennsylvania with concentrations in finance, accounting and multinational management. Ms. Cowen’s significant financial and investment expertise makes her well qualified to serve as a member of our board of directors.

Aaron F. Hood serves as a director of the company. Mr. Hood is a Finance Senior Fellow at the United States Military Academy. Mr. Hood was previously a Partner at Perella Weinberg Partners (“PWP”) for over thirteen years since helping to found the firm in 2006 until November 2019. While at PWP Mr. Hood held a number of senior executive positions, including Head and Co-Head of Perella Weinberg Partners’ Asset Management division and Chief Financial Officer of the firm. He was also a member of the Firm’s Executive, Management, Private Investment, Risk, and Valuation Committees. Prior to PWP, Mr. Hood was a Vice President and Associate in Morgan Stanley’s Leveraged Finance department where he helped arrange financings for the firm’s energy, power and transportation clients. Mr. Hood serves a number of charitable organizations including as a member of the Board of Trustees and the Endowment Board of Toledo St. Frances de Sales High School and the board of West Point Fellowship of Christian Athletes. Mr. Hood has also served as a director of FVAC I since its inception in January 2020 until the consummation of its business combination in November 2020.. Mr. Hood received a Bachelor of Science in Theoretical Economics and Political Science from the United States Military Academy at West Point where he graduated as a Distinguished Cadet. He also earned a Master in Business Administration with High Distinction, Baker Scholar, from Harvard Business School. Mr. Hood’s significant financial expertise make him well qualified to serve as a member of our board of directors.

Carmen A. Policy serves as a director of the company. Mr. Policy has served as a consultant and arbitrator for the National Football League (“NFL”) and certain NFL teams since 2014. In addition, since 2003, Mr. Policy has been the President and Chief Executive Officer of Five Vines, LLC and oversees the operations and sales of the company’s vineyard and winery under the label of Casa Piena. From 2011 to 2015, Mr. Policy served as a lead consultant to Lennar Corporation and the city of San Francisco on the planning and development of the Hunters Point Shipyard and Candlestick Point redevelopment projects. Prior to that, Mr. Policy was President, Chief Executive Officer and minority owner of the Cleveland Browns from 1998 to 2004 and President and Chief Executive of the San Francisco 49ers from 1991-1998. Mr. Policy has also served as a director of FVAC I since June 2020 until the consummation of its business combination in November 2020. Mr. Policy’s extensive management experience make him well qualified to serve as a member of our board of directors.

Rakefet Russak-Aminoach serves as a director of the company. Ms. Russak-Aminoach is the founder of Team 8 Fintech, a venture capital firm soon to be launched, which focuses on company building in the Fintech industry. Previously, Ms. Russak-Aminoach was President and Chief Executive Officer of Bank Leumi from 2012 to 2019 where she led a major digital turnaround implementing advanced technologies across all of the bank’s business lines. Prior to 2012, Ms. Russak-Aminoach was the Chief Credit Officer of Leumi group and head of the corporate division. Ms. Russak-Aminoach received a B.A. in accounting and economics and earned her M.B.A in Finance and Insurance and L.L.B., in each case, from Tel Aviv University. Ms. Russak-Aminoach’s significant financial and technological expertise makes her well qualified to serve as a member of our board of directors.

Sunil Gulati serves as a director of the company. Mr. Gulati is the Michael K. Dakolias Senior Lecturer in the economics department at Columbia University. Mr. Gulati regularly teaches undergraduate courses in Principles of Economics, The Global Economy, Sports Economics and Sports Economics & Policy at Columbia Business School, where he is a senior scholar in the Chazen Institute for Global Business. Mr. Gulati served as the President of the United States Soccer Federation for twelve years (2006-2018) and on the organization’s board for 25 years. In that period he served, at various times, on the investment committee and the audit, risk and compliance committee. Currently he is a member of the FIFA Council (Board of Directors), and serves as a trustee of the Randall’s Island Park Alliance and Bucknell University. Mr. Gulati’s extensive management experience makes him well qualified to serve as a member of our board of directors.

Number, Terms of Office, Actions and Election of Officers and Directors

Our board of directors consist of eight members. Holders of our Founder Shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of at least 90% of our outstanding common stock entitled to vote thereon. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the remaining directors of our board or by a majority of the holders of our common stock (or, prior to our initial business combination, a majority of the holders of our Founder Shares).

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws will provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our board of directors has determined that each of Mr. Hood, Mr. Policy, Ms. Russak-Aminoach and Mr. Gulati is independent under applicable SEC and NYSE rules.

Executive Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

The existence or terms of any employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

Our board of directors has established an audit committee of the board of directors. The members of our audit committee are Mr. McKnight, Mr. Hood and Mr. Policy. Mr. Hood serves as the chair of the audit committee.

Each member of the audit committee meets the financial literacy requirements of the NYSE and our board of directors has determined that Mr. Hood qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The primary purposes of our audit committee are to assist the board’s oversight of:

•audits of our financial statements;

•the integrity of our financial statements;

•our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures;

•the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm; and

•the performance of our internal audit function.

The audit committee will be governed by a charter that complies with the rules of the NYSE.

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. The members of our compensation committee are Mr. McKnight, Mr. Hood and Ms. Russak-Aminoach. Mr. Hood serves as the chair of the compensation committee.

The primary purposes of our compensation committee are to assist the board in overseeing our management compensation policies and practices, including:

•determining and approving the compensation of our executive officers; and

•reviewing and approving incentive compensation and equity compensation policies and programs.

The compensation committee are governed by a charter that complies with the rules of the NYSE.

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee. The members of our nominating and corporate governance are Mr. McKnight, Mr. Hood and Ms. Russak-Aminoach. Mr. Hood serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

•identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee are governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our Founder Shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

Aside from Mr. McKnight, who serves as Chief Executive Officer and is on the compensation committee of FVAC III, none of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2020 there were no delinquent filers.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on our website. Any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics will be disclosed on such website promptly following the date of such amendment or waiver.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•the corporation could financially undertake the opportunity;

•the opportunity is within the corporation’s line of business; and

•it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including FVAC III, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

•None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination within 24 months from the closing of the Initial Public Offering. However, if our Sponsor, officers and directors acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the prescribed time period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial stockholders until the earliest to occur of: (A) one year after the completion of our initial business combination; (B) subsequent to our initial business combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination; and (C) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a business, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In addition, our Sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elect to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public stockholders for a vote, our Sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them (and their permitted transferees will agree) and any public shares held by them in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, except to the extent such limitation on or exemption from liability is not permitted under the DGCL or unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgement in some circumstances and insures us against our obligations to indemnify our officers and directors. We believe that these provisions, the insurance and indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

The Company currently has four officers, Andrew A. McKnight (Chief Executive Officer), Daniel N. Bass (Chief Financial Officer), Micah B. Kaplan (Chief Operating Officer) and Alexander P. Gillette (General Counsel). The Company has no other officers or employees. None of our officers or directors have received any cash compensation for services rendered to us. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or their affiliates.

We entered into an agreement with an affiliate of Fortress Acquisition Sponsor II LLC, pursuant to which we pay such affiliate a total of $20,000 per month for office space and related support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

The existence or terms of any employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 1, 2021 with respect to our common stock held by:

•Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•Each of our executive officers and directors that beneficially own common stock; and

•All of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as they are not exercisable within 60 days of March 1, 2021.

Name and Address of Beneficial Owner (1)	Numbers of Shares Beneficially Owned (2)	Percentage of Outstanding Common Stock
Fortress Acquisition Sponsor II LLC (3)	8,525,000	19.8%
Grandview LLC (4)	2,151,500	6.2%
Marc Furstein	30,000	*
Andrew A. McKnight	30,000	*
Aaron F. Hood	25,000	*
Carmen A. Policy	25,000	*
Rakefet Russak-Aminoach	25,000	*
Sunil Gulati	25,000	*
Joshua A. Pack	10,000	*
Daniel Bass	5,000	*
Alexander P. Gillette	5,000	*
All officers and directors as a group (9 individuals)	180,000	*
*Less than one percent.

(1)Unless otherwise noted, the business address of each of the following entities or individuals is c/o Fortress Value Acquisition Corp. II, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.
(2)Some of the interests shown consist of founder shares, classified as Class F common stock. The founder shares will convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)Represents the interest directly held by Fortress Acquisition Sponsor II LLC.

(4)According to Schedule 13G, filed on January 20, 2021 by Grandview LLC, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander. The business address of such parties is 666 Fifth Avenue, New York, New York 10103. According to such Schedule 13G, Israel A. Englander is the sole voting trustee of a trust that is the managing member of Millennium Group Management LLC, Millennium Group Management LLC is the managing member of Millennium Management LLC and Millennium Management LLC is the managing member of Grandview LLC.

Our initial stockholders beneficially own, on an as-converted basis, 20% of our issued and outstanding common stock and have the right to elect all of our directors prior to our business combination as a result of holding all of the Founder Shares. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our business combination. In addition, because of their ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our certificate of incorporation and approval of significant corporate transactions.

In June 2020, we issued an aggregate of 8,625,000 shares of Class F common stock to our Sponsor in exchange for an aggregate capital contribution of $25,000. In August 2020, the Sponsor transferred a total of 100,000 Founder Shares to four independent directors of the Company for the same per-share price initially paid for by the Sponsor. Subsequent to these transfers, the Sponsor held 8,525,000 Founder Shares.

Our Sponsor, together with our four independent directors, currently own 8,625,000 Class F common stock.

In connection with the consummation of our Initial Public Offering, our Sponsor purchased an aggregate of 5,933,333 private placement warrants at a price of $1.50 per private placement warrant (or $8,900,000 in the aggregate) in a private placement. Each private placement warrant entitles the holder to purchase one Class A common stock at $11.50 per share.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In June 2020, our Sponsor purchased an aggregate of 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In August 2020, the Sponsor transferred a total of 100,000 Founder Shares to four independent directors of the Company for the same per-share price initially paid for by the Sponsor. Subsequent to these transfers, the Sponsor held 8,525,000 Founder Shares.

In addition, our Sponsor purchased an aggregate of 5,933,333 private placement warrants for a purchase price of $1.50 per warrant in a private placement that closed simultaneously with the closing of this Initial Public Offering. As such, our Sponsor’ interest in this transaction is valued at approximately $8,900,000. Each private placement warrant entitles the holder to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

The Sponsor had loaned us an aggregate of $97,250 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The loan was non-interest bearing, unsecured and due on the earlier of April 30, 2021 or the closing of the Initial Public Offering. We repaid the promissory note on August 14, 2020.

We entered into an Agreement with an affiliate of Fortress Acquisition Sponsor II, LLC, pursuant to which we pay a total of $20,000 per month for office space and related support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our Sponsor, officers and directors, or any of their respective affiliates, are reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of reasonable out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or affiliates of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or affiliates of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Person Transactions Policy

Prior to the Initial Public Offering, we had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a Related Person Transactions Policy. A “related person transaction” is a transaction or arrangement or series of transactions or arrangements in which we participate (whether or not we are a party) and a related person has a direct or indirect material interest in such transaction. Our audit committee will review and approve or ratify all relationships and related person transactions between us and (i) our directors, director nominees or executive officers, (ii) any 5% record or beneficial owner of our common stock or (iii) any immediate family member of any person specified in (i) and (ii) above. The audit committee will review all related person transactions and, where the audit committee determines that such transactions are in our best interests, approve such transactions in advance of such transaction being given effect.

As set forth in the Related Person Transactions Policy, in the course of its review and approval or ratification of a related party transaction, the audit committee will, in its judgment, consider in light of the relevant facts and circumstances whether the transaction is, or is not inconsistent with, our best interests, including consideration of various factors enumerated in the policy.

Any member of the audit committee who is a related person with respect to a transaction under review will not be permitted to participate in the discussions or approval or ratification of the transaction. Our policy also includes certain exceptions for transactions that need not be reported and provides the audit committee with the discretion to pre-approve certain transactions.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Upon the effectiveness of the registration statement of which this prospectus forms a part, we expect to have four “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our board of directors has determined that each of Mr. Hood, Mr. Policy, Ms. Russak-Aminoach and Mr. Gulati is independent under applicable SEC and NYSE rules.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm WithumSmith+Brown, PC "Withum" since inception include:

For the period from June 10, 2020 (inception) through December 31, 2020
Audit Fees (1)	$96,305
Audit-Related Fees (2)	—
Tax Fees (3)	—
All Other Fees (4)	—
Total	$96,305

1.Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, the audits included in our registration statements on Form S-1 related to our Initial Public Offering, review of the quarterly financial information in our Form 10-Qs and other required filings with the SEC.
2.Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from June 10, 2020 (inception) through December 31, 2020.
3.Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for fees for professional services related to tax compliance, tax planning or tax advice for the period from June 10, 2020 (inception) through December 31, 2020.
4.All other fees consist of fees billed for all other services. We did not pay Withum for other services for the period from June 10, 2020 (inception) through December 31, 2020.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.The following documents are filed as part of this Annual Report on Form 10-K
1.Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.
b.Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
c.Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated February 21, 2021, by and among the Company, FVAC Merger Corp. II and Wilco Holdco, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on July 24, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on July 24, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on July 24, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 filed with the Form S-1 filed by the Registrant on July 24, 2020).

4.4
Warrant Agreement, dated August 11, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.1	Promissory Note, dated June 15, 2020, issued Fortress Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on July 24, 2020).

10.2
Investment Management Agreement, dated August 11, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.3
Registration Rights Agreement, dated August 11, 2020, among the Company, Fortress Acquisition Sponsor II LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.4
Private Placement Warrants Purchase Agreement, dated August 11, 2020, between the Company and Fortress Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.5
Administrative Services Agreement, dated August 11, 2020, between the Company and FIG LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.6
Letter Agreement, dated August 11, 2020, by and between the Company and each of its officers and directors, and Fortress Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.7
Indemnity Agreement, dated August 11, 2020, between the Company and Joshua A. Pack (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.8
Indemnity Agreement, dated August 11, 2020, between the Company and Andrew A. McKnight (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.9
Indemnity Agreement, dated August 11, 2020, between the Company and Daniel N. Bass (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.10
Indemnity Agreement, dated August 11, 2020, between the Company and Micah B. Kaplan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.11
Indemnity Agreement, dated August 11, 2020, between the Company and Alexander P. Gillette (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.12
Indemnity Agreement, dated August 11, 2020, between the Company and Marc Furstein (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.13
Indemnity Agreement, dated August 11, 2020, between the Company and Leslee Cowen (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.14
Indemnity Agreement, dated August 11, 2020, between the Company and Aaron F. Hood (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.15
Indemnity Agreement, dated August 11, 2020, between the Company and Carmen A. Policy (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.16
Indemnity Agreement, dated August 11, 2020, between the Company and Rakefet Russak-Aminoach (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.17
Indemnity Agreement, dated August 11, 2020, between the Company and Sunil Gulati (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2020).

10.18
Securities Subscription Agreement, dated June 15, 2020, between the Company and Fortress Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on July 24, 2020).

10.19	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

10.20
Parent Sponsor Letter Agreement, dated as of February 21, 2021, by and among the Company, Fortress Acquisition Sponsor II LLC, Wilco Holdco, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

10.21
Stockholders Agreement, dated as of February 21, 2021, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

10.22
Amended and Restated Registration Rights Agreement, dated as of February 21, 2021, by and among the Company, Fortress Acquisition Sponsor II LLC and the other parties thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

10.23
Employment Agreement between the Company and Labeed S. Diab, dated as of February 21, 2021 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

10.24
Employment Agreement between the Company and Joseph Jordan, dated as of February 21, 2021 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

24.1	Power of Attorney (included on signature page of this Annual Report).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Balance Sheet; (ii) Statement of Operations; (iii) Statement of Changes in Stockholders’ Equity; (iv) Statement of Cash Flows; and (v) Notes to Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 8th day of March, 2021.

Fortress Value Acquisition Corp. II

By:	/s/ Andrew A. McKnight
Name: Andrew A. McKnight
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew A. McKnight and Daniel N. Bass and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew A. McKnight	Chief Executive Officer, Director	March 8, 2021
Andrew A. McKnight

/s/ Daniel N. Bass	Chief Financial Officer	March 8, 2021
Daniel N. Bass

/s/ Joshua A. Pack	Chairman	March 8, 2021
Joshua A. Pack

/s/ Marc Furstein	Director	March 8, 2021
Marc Furstein

/s/ Leslee Cowen	Director	March 8, 2021
Leslee Cowen

/s/ Aaron F. Hood	Director	March 8, 2021
Aaron F. Hood

Director
Carmen A. Policy

Director
Rakefet Russak-Aminoach

Director
Sunil Gulati