Form 10-K/A
period 2020-12-31
Fortress Value Acquisition Corp. II
filed 2021-05-05
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

Fortress Value Acquisition Corp. II (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “10-K/A”) to amend and restate certain items in the Company’s Annual Report on Form 10-K as of December 31, 2020 and for the period from June 10, 2020 (inception) through December 31, 2020 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2021.

On April 12, 2021, the SEC released a public statement (the “SEC Statement”) informing market participants that warrants issued by special purpose acquisition companies may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. Fortress Value Acquisition Corp. II had previously classified its Private Placement Warrants and Public Warrants (collectively, the “Warrants”) as equity.

On April 28, 2021, management of the Company and the Audit Committee of the Board of Directors of the Company determined that the Company’s previously audited financial statements for the period from June 10, 2020 (inception) through December 31, 2020, its quarterly unaudited financial statements for the three months ended September 30, 2020 and for the period from June 10, 2020 (inception) through September 30, 2020 and the Company’s previously audited balance sheet related to its initial public offering ("IPO") dated August 14, 2020 (the “Affected Periods”) should no longer be relied upon after consideration of the SEC Statement.

In further consideration of the guidance in Accounting Standards Codification ("ASC") 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” ("ASC 815-40"), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers and provisions related to indexation of the equity-linked financial instrument precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows or revenues, in any of the periods included in Item 8. Financial Statements and Supplementary Data in this filing.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective due to a material weakness in internal control over financial reporting solely resulting from its classification of the Warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this 10-K/A.

The Company has not amended its Current Report on Form 8-K, dated August 14, 2020, previously filed with the SEC on August 20, 2020 or its September 30, 2020 Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this 10-K/A.

The restatement is more fully described in Note 3 of the notes to the financial statements included herein.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits and Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this 10-K/A currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this 10-K/A does not amend, update or change any other items or disclosures contained in the Original 10-K, and accordingly, this 10-K/A does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this 10-K/A should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original 10-K.

Fortress Value Acquisition Corp. II
ANNUAL REPORT ON FORM 10-K/A

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

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

Recent Developments

On February 21, 2021, the Company and ATI Physical Therapy entered into an Agreement and Plan of Merger (the “Merger Agreement”), to effect a Business Combination between FVAC Merger Corp. II, a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), and Wilco Holdco, Inc., a Delaware corporation (“ATI”). The Merger Agreement and the transactions contemplated thereby will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. The Merger Agreement and the Business Combination were unanimously approved by the board of directors of the Company on February 21, 2021. For further information, refer to Item 9B of this Form 10-K/A and to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2021.

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

Item 1A. Risk Factors.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be founded below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K/A. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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

Risk Factors

You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K/A, the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 6,900,000 Public Warrants and 5,933,333 Private Placement Warrants, and determined that the Warrants should be reclassified as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Form 10-K/A are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, "Derivatives and Hedging — Contracts on an Entity's Own Equity", provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 28, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from June 10, 2020 (inception) through December 31, 2020 (the “Restatement”). As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from June 10, 2020 (inception) through December 31, 2020. As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-K/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or Public Warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their affiliates may purchase shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the Public Warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

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

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders' rights or pre-initial business combination activity; and (iii) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In addition, if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the Initial Public Offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of Public Warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and Public Warrants are listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, in order for our Class A common stock to be listed upon the consummation of our initial business combination, at such time, our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly-held shares would be required to be at least $100,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, our Class A common stock and Public Warrants are listed on the NYSE, and as a result are covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

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

As of December 31, 2020, we had approximately $1.3 million of funds available to us outside of the Trust Account. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the Initial Public Offering and potential loans from certain of our affiliates are discussed in the section of this Form 10-K/A titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class F common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020, there were 152,666,667 and 11,375,000 authorized but unissued shares of Class A and Class F common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding Public Warrants but not the conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2020, there were no shares of preferred stock issued and outstanding.

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

•may adversely affect prevailing market prices for our units, Class A common stock and/or Public Warrants; and

•may not result in adjustment to the exercise price of our Public Warrants.

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

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant; provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the Public Warrant holders. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their Public Warrants. Redemption of the outstanding Public Warrants could force you to (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

In addition, we may redeem your Public Warrants after they become exercisable for $0.10 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Public Warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Public Warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your Public Warrants remained outstanding.

Our Private Placement Warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 6,900,000 shares of our Class A common stock, at a price of $11.50 per share (subject to adjustment), as part of the units sold in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 5,933,333 shares of Class A common stock at $11.50 per share (subject to adjustment). Prior to the Initial Public Offering, our Sponsor purchased an aggregate of 8,625,000 Founder Shares in a private placement. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as provided herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Public Warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

To the extent we issue shares of Class A common stock for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these Private Placement Warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance, will increase the number of outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our Private Placement Warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the Public Warrants sold as part of the units in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the shares of Class A common stock issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis, and (iv) they (including the shares of Class A common stock issuable upon exercise of these Warrants) are entitled to registration rights.

Because each unit contains one-fifth of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-fifth of one warrant. Because, pursuant to the warrant agreement, the Public Warrants may only be exercised for a whole number of shares of Class A common stock, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the Public Warrants upon completion of a business combination since the Public Warrants will be exercisable in the aggregate for one-fifth of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a Public Warrant to purchase one whole share.

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

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases and Equity Securities.

Market Information.

Our units, Class A common stock and Public Warrants are traded on NYSE under the symbols “FAII.U,” “FAII” and “FAII WS”, respectively. On September 29, 2020, the Company announced that, commencing October 2, 2020, the holders of the Company’s units may elect to separately trade the Class A common stock and Public Warrants comprising the units. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Those units not separated will continue to trade on the New York Stock Exchange under the symbol “FAII.U,” and each of the shares of Class A common stock and Public Warrants that are separated will trade on the New York Stock Exchange under the symbols “FAII” and “FAII WS,” respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In June 2020, we issued an aggregate of 8,625,000 Founder Shares to our Sponsor in exchange for a capital contribution of $25,000, or approximately $0.003 per share. In August 2020, our Sponsor transferred an aggregate of 100,000 Founder Shares to four of our independent directors for their original purchase price. Our Sponsor, together with our independent directors, currently own 8,625,000 shares of Class F common stock. In addition, our Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants, each exercisable to purchase one common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant, in a private placement that closed simultaneously with the closing of our Initial Public Offering. Each Private Placement Warrant entitles the holder to purchase one common stock at $11.50 per share. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Fortress Value Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

On September 29, 2020, the Company announced that, commencing October 2, 2020, the holders of the Company’s units may elect to separately trade the Class A common stock and Public Warrants comprising the units. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Those units not separated will continue to trade on the New York Stock Exchange under the symbol “FAII.U,” and each of the shares of Class A common stock and Public Warrants that are separated will trade on the New York Stock Exchange under the symbols “FAII” and “FAII WS,” respectively.

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

For the period from June 10, 2020 (inception) through December 31, 2020, we had a net loss of $13,612,039, which consisted of a non-cash $7,031,641 increase in the fair value of warrant liabilities, a non- cash loss of $4,216,725 related to the excess of fair value over the cash received for Private Placement Warrants, $775,034 related to offering costs related to the warrant liabilities, $1,495,574 in general and administrative expenses and $112,022 in franchise tax expense. These losses and expenses were offset by $18,957 in interest income. General and administrative expenses of $1,495,574 is primarily comprised of legal and due diligence fees.

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

Related party loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to us as may be required. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Public Warrants of the post business combination entity at a price of $1.50 per warrant. The Public Warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of December 31, 2020.

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

Contractual Obligations
Registration rights

The holders of the Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and Public Warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed prior to the closing date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies and Estimates

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 29,428,392 shares of Class A common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of the Public Warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 12,833,333 shares of Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method as of December 31, 2020.

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in Accounting Standards Codification 815-40, "Derivatives and Hedging — Contracts on an Entity's Own Equity" ("ASC 815-40") and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Fortress Value Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fortress Value Acquisition Corp. II (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 3 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York
May 5, 2021

FORTRESS VALUE ACQUISITION CORP. II
BALANCE SHEET
December 31, 2020
(As Restated)

Assets:
Current assets:
Cash	$1,313,454
Prepaid expenses	345,938
Total current assets	1,659,392
Investments held in Trust Account	345,018,957
Total Assets	$346,678,349

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	$1,573,061
Franchise tax payable	112,022
Total current liabilities	1,685,083
Deferred underwriting commissions payable	12,075,000
Warrant liabilities	33,634,340
Total Liabilities	47,394,423

Commitments and Contingencies

Class A common stock, $0.0001 par value; 29,428,392 shares subject to possible redemption	294,283,920

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,071,608 shares issued and outstanding (excluding 29,428,392 shares subject to possible redemption)	507
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	18,610,675
Accumulated deficit	(13,612,039)
Total Stockholders' Equity	5,000,006
Total Liabilities and Stockholders' Equity	$346,678,349

The accompanying notes are an integral part of these financial statements.

FORTRESS VALUE ACQUISITION CORP. II
STATEMENT OF OPERATIONS
(As Restated)

For the period from June 10, 2020 (inception) through December 31, 2020

General and administrative expenses	$1,495,574
Franchise tax expense	112,022
Loss from operations	(1,607,596)
Interest income	18,957
Increase in fair value of warrant liabilities	(7,031,641)
Loss on excess of fair value over cash received for Private Placement Warrants	(4,216,725)
Offering costs related to warrant liabilities	(775,034)
Net loss	(13,612,039)

Weighted average shares outstanding, Class A common stock	34,500,000
Basic and diluted net loss per share, Class A common stock	$(0.00)

Weighted average shares outstanding, Class F common stock	8,625,000
Basic and diluted net loss per share, Class F common stock	$(1.58)

The accompanying notes are an integral part of these financial statements.

FORTRESS VALUE ACQUISITION CORP. II
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from June 10, 2020 (inception) through December 31, 2020
(As Restated)

	Common stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - June 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class F common stock to the Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of Units in Initial Public Offering, net of offering costs related to Class A common stock and initial fair value of Public Warrants	34,500,000	3,450	—	—	312,867,515	—	312,870,965
Class A common stock subject to possible redemption	(29,428,392)	(2,943)	—	—	(294,280,977)	—	(294,283,920)
Net loss	—	—	—	—	—	(13,612,039)	(13,612,039)
Balance - December 31, 2020	5,071,608	$507	8,625,000	$863	$18,610,675	$(13,612,039)	$5,000,006

The accompanying notes are an integral part of these financial statements.

FORTRESS VALUE ACQUISITION CORP. II
STATEMENT OF CASH FLOWS
For the period from June 10, 2020 (inception) through December 31, 2020
(As Restated)

Cash Flows from Operating Activities:
Net loss	$(13,612,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(18,957)
Increase in fair value of warrant liabilities	7,031,641
Loss on excess of fair value over cash received for Private Placement Warrants	4,216,725
Offering costs related to warrant liabilities	775,034
Changes in operating assets and liabilities:
Prepaid expenses	(345,938)
Accounts payable and accrued expenses	1,284,393
Franchise tax payable	112,022
Net cash used in operating activities	(557,119)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class F common stock to the Sponsor	25,000
Proceeds received under loan from the Sponsor	97,250
Repayment of loan from the Sponsor	(97,250)
Proceeds received from Initial Public Offering of Units, net of underwriting commissions	338,100,000
Payment of offering costs	(154,427)
Proceeds received from the issuance of Private Placement Warrants	8,900,000
Net cash provided by financing activities	346,870,573

Net change in cash	1,313,454
Cash - beginning of the period	—
Cash - end of the period	$1,313,454

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable and accrued expenses	$288,668
Deferred underwriting commissions payable in connection with the initial public offering	$12,075,000
Initial fair value of warrant liabilities	$26,602,699
Value of Class A common stock subject to possible redemption	$294,283,920

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

The registration statement for the Company’s Initial Public Offering was declared effective on August 11, 2020. On August 14, 2020, the Company consummated its Initial Public Offering of 34,500,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which included the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $345.0 million and incurring offering costs of approximately $19.4 million, inclusive of approximately $12.1 million in deferred underwriting commissions (Note 6).

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 5,933,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, with the Company’s Sponsor, Fortress Acquisition Sponsor II LLC (the “Sponsor”), generating gross proceeds of $8.9 million (Note 5). The Private Placement Warrants had an estimated fair value of $13,116,725 as of the closing of the Initial Public Offering, resulting in a $4,216,725 non-cash loss to the Company equal to the excess of fair value over the cash received for the Private Placement Warrants.

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

On February 21, 2021, the Company and ATI Physical Therapy entered into an Agreement and Plan of Merger (the “Merger Agreement”), to effect a Business Combination between FVAC Merger Corp. II, a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), and Wilco Holdco, Inc., a Delaware corporation (“ATI”). The Merger Agreement and the transactions contemplated thereby will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. The Merger Agreement and the Business Combination were unanimously approved by the board of directors of the Company on February 21, 2021. For further information, refer to Item 9B of this Form 10-K/A and to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2021.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (approximately $10.00 per share as of December 31, 2020) , plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Company's amended and restated certificate of incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial business combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

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

On September 29, 2020, the Company announced that, commencing October 2, 2020, the holders of the Company’s units may elect to separately trade the Class A common stock and Public Warrants comprising the units. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Those units not separated will continue to trade on the New York Stock Exchange under the symbol “FAII.U,” and each of the shares of Class A common stock and Public Warrants that are separated will trade on the New York Stock Exchange under the symbols “FAII” and “FAII WS,” respectively.

Liquidity

As of December 31, 2020, the Company had approximately $1.3 million in its operating bank account, $18,957 of interest income available in the Trust Account to pay for taxes and working capital deficit of approximately $26,000. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 5). In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2020 the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination and a minimum one year from the date of issuance of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, and transaction expenses related to the Company's proposed Business Combination.

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

Management will continue to evaluate the impact of the COVID-19 pandemic and while the virus could have an adverse effect on the future financial results, cash flows and/or planned merger with ATI Physical Therapy, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of previously issued financial statements

The Company has restated its previously audited financial statements as of December 31, 2020, for the period from June 10, 2020 (inception) through December 31, 2020, as well as the unaudited condensed financial statements for the three month period ended September 30, 2020 and for the period from June 10, 2020 (inception) through September 30, 2020 and the previously audited balance sheet as of August 14, 2020, to correct misstatements in those prior periods related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative warrant liability, under the guidance of Accounting Standards Codification (“ASC”) 815-40, "Derivatives and Hedging - Contracts on an Entity’s Own Equity" ("ASC 815-40").

See Note 3, Restatement of Previously Issued Financial Statements for additional information regarding the errors identified and the restatement adjustments made to the financial statements.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
Investments held in trust account

As of December 31, 2020, the Company had approximately $345.0 million in investments held in the Trust Account.

Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering of Units and totaled approximately $19.4 million, inclusive of approximately $12.1 million in deferred underwriting commissions. Approximately $18.6 million of the offering costs were related to the issuance of Class A common stock and charged to stockholders' equity and approximately $0.8 million of the offering costs were related to the warrant liabilities and charged to the statement of operations.

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 29,428,392 shares of Class A common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Net income (loss) per common stock, basic and diluted for Class F common stock for the period from June 10, 2020 (inception) through December 31, 2020 were calculated by dividing (i) the net income (loss) less net income attributable to Class A common stock by (ii) the weighted average number of Class F common stock outstanding for the respective period.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of the Public Warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 12,833,333 shares of Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method as of December 31, 2020.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
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

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants (collectively, the "Warrants") in accordance with the guidance contained in Accounting Standards Codification 815-40, "Derivatives and Hedging — Contracts on an Entity's Own Equity" ("ASC 815-40") and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Restatement of Previously Issued Financial Statements

The Company is restating its previously issued financial statements related to the accounting of its Public Warrants and its Private Placement Warrants. The errors that caused the Company to conclude that its financial statements should be restated are the result of a misapplication of the guidance on accounting for certain of its issued Warrants, which came to light when the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering in August 2020. Based on ASC 815-40 warrant instruments that have certain settlement terms and provisions related to certain tender offers or which do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as liabilities at their estimated fair values. Management has concluded that its Warrants do not meet the criteria for equity treatment under the guidance contained in ASC 815-40 and therefore must record the warrants as a liability at their fair value. The warrant liabilities are subject to re-measurement at each balance sheet date, with the change in fair value recognized in the statement of operations.

After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from June 10, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K and its unaudited quarterly financial statements as of September 30, 2020 and for the three months ended September 30, 2020 and for the period from June 10, 2020 (inception) through September 30, 2020. The restated classification and reported values of the Warrants are included in the financial statements herein.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
Summarized financial information depicting the impact of the restatement to amounts previously presented in the December 31, 2020 Annual Report on Form 10-K and September 30, 2020 Quarterly Report on Form 10-Q is presented below:

Impact of the Restatement - December 31, 2020

The following presents a reconciliation of the balance sheet, statements of operations and cash flows from the prior periods as previously reported to the restated amounts as of December 31, 2020 and for the period from June 10, 2020 (inception) through December 31, 2020. The statements of stockholders’ equity for the period from June 10, 2020 (inception) through December 31, 2020 have been restated respectively, for the restatement impact to net income (loss) and common stock subject to possible redemption. See the statement of operations and cash flows reconciliation tables below for additional information on the restatement and impact to net income (loss) and cash flows.

	As of December 31, 2020
Balance Sheet Data:	As Previously Reported	Adjustments	As Restated
Warrant liabilities	$—	$33,634,340	$33,634,340
Total Liabilities	$13,760,083	$33,634,340	$47,394,423
Class A Common Stock, $0.0001 par value; (as previously reported: 32,791,826 shares subject to possible redemption) As Restated: 29,428,392 shares subject to possible redemption	$327,918,260	$(33,634,340)	$294,283,920
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; (as previously reported: 1,708,174 shares issued and outstanding) As Restated: 5,071,608 shares issued and outstanding	$171	$336	$507
Additional paid-in capital	$6,587,611	$12,023,064	$18,610,675
Accumulated deficit	$(1,588,639)	$(12,023,400)	$(13,612,039)

	For the period from June 10, 2020 (inception) through December 31, 2020
Statement of Operations Data:	As Previously Reported	Adjustments	As Restated
Increase in fair value of warrant liabilities	$—	$(7,031,641)	$(7,031,641)
Loss on excess of fair value over cash received for Private Placement Warrants	$—	$(4,216,725)	$(4,216,725)
Offering costs related to warrant liabilities	$—	$(775,034)	$(775,034)
Net loss	$(1,588,639)	$(12,023,400)	$(13,612,039)
Basic and diluted net loss per share, Class F common stock	$(0.18)	$(1.40)	$(1.58)

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

	For the period from June 10, 2020 (inception) through December 31, 2020
Statement of Cash Flows Data:	As Previously Reported	Adjustments	As Restated
Net loss	$(1,588,639)	$(12,023,400)	$(13,612,039)
Increase in fair value of warrant liabilities	$—	$7,031,641	$7,031,641
Loss on excess of fair value over cash received for Private Placement Warrants	$—	$4,216,725	$4,216,725
Offering costs related to warrant liabilities	$—	$775,034	$775,034
Supplemental disclosure of non-cash financing activities: Value of Class A common stock subject to possible redemption	$327,918,260	$(33,634,340)	$294,283,920
Initial fair value of warrant liabilities	$—	$26,602,699	$26,602,699

Impact of the Restatement - Quarterly Interim Periods (Unaudited)

The following presents a reconciliation of the balance sheet, statements of operations and cash flows from the prior periods as previously reported to the restated amounts as of September 30, 2020, for the three months ended September 30, 2020 and for the period from June 10, 2020 (inception) through September 30, 2020. See the statement of operations and cash flows reconciliation tables below for additional information on the restatement and impact to net income (loss) and cash flows.

	As of September 30, 2020
Balance Sheet Data (unaudited):	As Previously Reported	Adjustments	As Restated
Warrant liabilities	$—	$29,183,785	$29,183,785
Total Liabilities	$13,688,767	$29,183,785	$42,872,552
Class A Common Stock, $0.0001 par value; (as previously reported: 32,826,794 shares subject to possible redemption) as restated: 29,908,416 shares subject to possible redemption	$328,267,940	$(29,183,780)	$299,084,160
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; (as previously reported: 1,673,206 shares issued and outstanding) As Restated: 4,591,584 shares issued and outstanding	$167	$292	$459
Additional paid-in capital	$6,237,935	$7,572,548	$13,810,483
Accumulated deficit	$(1,238,957)	$(7,572,845)	$(8,811,802)

	For the three months ended September 30, 2020
Statement of Operations Data (Unaudited):	As Previously Reported	Adjustments	As Restated
Increase in fair value of warrant liabilities	$—	$(2,581,086)	$(2,581,086)
Loss on excess of fair value over cash received for Private Placement Warrants	$—	$(4,216,725)	$(4,216,725)
Offering costs related to warrant liabilities	$—	$(775,034)	$(775,034)
Net loss	$(1,223,337)	$(7,572,845)	$(8,796,182)
Basic and diluted net loss per share, Class F common stock	$(0.14)	$(0.88)	$(1.02)

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

	For the period from June 10, 2020 (inception) through September 30, 2020
Statement of Operations Data (Unaudited):	As Previously Reported	Adjustments	As Restated
Increase in fair value of warrant liabilities	$—	$(2,581,086)	$(2,581,086)
Loss on excess of fair value over cash received for Private Placement Warrants	$—	$(4,216,725)	$(4,216,725)
Offering costs related to warrant liabilities	$—	$(775,034)	$(775,034)
Net loss	$(1,238,957)	$(7,572,845)	$(8,811,802)
Basic and diluted net loss per share, Class F common stock	$(0.14)	$(0.88)	$(1.02)

	For the period from June 10, 2020 (inception) through September 30, 2020
Statement of Cash Flows Data (Unaudited):	As Previously Reported	Adjustments	As Restated
Net loss	$(1,238,957)	$(7,572,845)	$(8,811,802)
Increase in fair value of warrant liabilities	$—	$2,581,086	$2,581,086
Loss on excess of fair value over cash received for Private Placement Warrants	$—	$4,216,725	$4,216,725
Offering costs related to warrant liabilities	$—	$775,034	$775,034
Supplemental disclosure of non-cash financing activities: Value of Class A common stock subject to possible redemption	$328,267,940	$(29,183,780)	$299,084,160

In addition, the Company also restated certain line items related to the August 14, 2020 Form 8-K filed with the SEC on August 20, 2020. The following balance sheet items as of August 14, 2020 were impacted: an increase of $26.6 million in Warrant liabilities, a decrease of $26.6 million in the amount of Class A common stock subject to possible redemption, an increase of $5.0 million in Additional paid-in capital and an increase in accumulated deficit of $5.0 million.

4. Initial Public Offering

On August 14, 2020, the Company sold 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters' exercise of their over-allotment option in full, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth of one redeemable warrant ("Public Warrant"). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
5. Related Party Transactions

Founder shares

In June 2020, the Company issued an aggregate of 8,625,000 shares of Class F common stock to the Sponsor (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000. The Sponsor had agreed to forfeit an aggregate of up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On August 14, 2020, the underwriters exercised their over-allotment option in full. As a result, the 1,125,000 Founder Shares were no longer subject to forfeiture. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment (see Note 8).

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
NOTES TO FINANCIAL STATEMENTS

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

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Public Warrants at a price of $1.50 per warrant. The Public Warrants would be identical to the Private Placement Warrants. As of December 31, 2020, no Working Capital Loans were outstanding.

6. Commitments and Contingencies

Registration rights

The holders of the Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and Public Warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed prior to the closing date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
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

7. Warrant Liabilities

The Company has outstanding Public Warrants to purchase an aggregate of 6,900,000 shares of the Company’s common stock issued in connection with the Initial Public Offering and outstanding Private Placement Warrants to purchase an aggregate of 5,933,333 shares of the Company's common stock (including Warrants issued in connection with the consummation of the over-allotment).

The change in fair value of the warrant liabilities is summarized as follows:

Initial fair value of warrant liabilities	$ 26,602,699
Increase in fair value of warrant liabilities	7,031,641
Warrant liabilities as of December 31, 2020	$ 33,634,340

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the Public Warrants in accordance with the provisions of the warrant agreement. If the Class A common stock, at the time of any exercise of a Public Warrant, is not listed on a national securities exchange such that it satisfies the definition of a "covered security" under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
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

8. Stockholders' Equity

Class A common stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of December 31, 2020, there were 34,500,000 shares of Class A common stock issued and outstanding, including 29,428,392 shares of Class A common stock subject to possible redemption.

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2020, there were no preferred stock issued or outstanding.

9. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

	December 31, 2020
	Fair Value	Valuation Method
Assets
Investments held in Trust Account	$345,018,957	Level 1 - Quoted prices in active markets for identical assets
Liabilities
Public Warrant liability	$16,974,000	Level 1 - Quoted prices in active markets for identical liabilities
Private Placement Warrant liability	$16,660,340	Level 3 - Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing liabilities

As of December 31, 2020, the recorded values of cash, accounts payable and accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of these instruments.

Investments held in Trust Account

Investments held in Trust Account are invested in a U.S. Treasury Securities Money Market Fund as of December 31, 2020. None of the balance in the Trust Account was held in cash as of December 31, 2020.

Warrant liabilities

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of June 10, 2020	$—	$—	$—
Initial measurement on August 14, 2020(1)	13,116,725	13,485,974	26,602,699
Change in valuation(2)(3)	3,543,615	3,488,026	7,031,641
Fair value as of December 31, 2020(4)	$16,660,340	$16,974,000	$33,634,340
___________________________
(1)
Initial fair value for the Warrants on August 14, 2020, the date of the Company's Initial Public Offering, was determined using a closed form barrier option simulation model and a modified Black-Scholes option pricing model, with consideration of the redemption features of the Warrants. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
The key inputs into the modified Black-Scholes option pricing model for the Warrants were as follows at initial measurement:

Input	August 14, 2020 (Initial Measurement)
Risk-free interest rate	0.45%
Expected volatility	32.5%
Dividend yield	0.0%
Expected term (years)	6 years
Exercise price	$11.50

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants. Expected volatility is based on actual historical volatility of publicly traded warrants for comparable special purpose acquisition companies and the Russell 3000 Index as of the valuation date. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Warrants.

(2)	Changes in valuation are recognized as a change in fair value of warrant liabilities in the Statement of Operations.
(3)
Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling $17.0 million during the period from August 14, 2020 through December 31, 2020.

(4)	The key inputs into the modified Black-Scholes option pricing model for the Private Placement Warrants were as follows as of December 31, 2020:

Input	December 31, 2020
Risk-free interest rate	0.36%
Volatility	32.1%
Dividend yield	0.0%
Expected term (years)	6 years
Exercise price	$11.50
The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Private Placement Warrants. Volatility is based on the implied volatility of the Company's Public Warrants as of the valuation date. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

10. Income Tax

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Increase in fair value of warrant liabilities	(18.5)%
Change in valuation allowance	(2.5)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the relevant taxing authority.

11. Subsequent Events

The notes to the financial statements include a discussion of material events, which have occurred subsequent to December 31, 2020 (referred to as "subsequent events") through the date these financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no other material subsequent events have occurred that require additional adjustment or disclosure in the financial statements, with the exception of the Restatement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 9, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020. Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and solely resulting from the material weakness in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020, specifically related to not identifying certain provisions contained within our warrant agreements which require the warrants to be recorded as derivative liabilities. Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Annual Report on Amended Form 10-K/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in August 2020 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in August 2020.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from June 10, 2020 (inception) through December 31, 2020, covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for Warrants issued in connection with our initial public offering, as described in Note 3 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or affiliates of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into Public Warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The Public Warrants would be identical to the Private Placement Warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or affiliates of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.The following documents are filed as part of this Annual Report on Form 10-K/A
1.Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.
b.Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
c.Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

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

24.1	Power of Attorney (included on signature page of this Annual Report).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Balance Sheet; (ii) Statement of Operations; (iii) Statement of Changes in Stockholders’ Equity; (iv) Statement of Cash Flows; and (v) Notes to Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No.1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 5th day of May, 2021.

Fortress Value Acquisition Corp. II

By:	/s/ Andrew A. McKnight
Name: Andrew A. McKnight
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew A. McKnight and Daniel N. Bass and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew A. McKnight	Chief Executive Officer, Director	May 5, 2021
Andrew A. McKnight

/s/ Daniel N. Bass	Chief Financial Officer	May 5, 2021
Daniel N. Bass

/s/ Joshua A. Pack	Chairman	May 5, 2021
Joshua A. Pack

/s/ Marc Furstein	Director	May 5, 2021
Marc Furstein

/s/ Leslee Cowen	Director	May 5, 2021
Leslee Cowen

/s/ Aaron F. Hood	Director	May 5, 2021
Aaron F. Hood

/s/ Carmen A. Policy	Director	May 5, 2021
Carmen A. Policy

Director
Rakefet Russak-Aminoach

Director
Sunil Gulati