Form 10-Q
period 2021-03-31
Fortress Value Acquisition Corp. II
filed 2021-05-17
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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
Yes ☒ No ☐

As of May 14, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Fortress Value Acquisition Corp. II
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS VALUE ACQUISITION CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
Assets:
Current assets:
Cash	$162,532	$1,313,454
Prepaid expenses	347,635	345,938
Total current assets	510,167	1,659,392
Investments held in Trust Account	345,007,390	345,018,957
Total Assets	$345,517,557	$346,678,349

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	$5,507,767	$1,573,061
Franchise tax payable	49,315	112,022
Total current liabilities	5,557,082	1,685,083
Deferred underwriting commissions payable	12,075,000	12,075,000
Warrant liabilities	20,798,345	33,634,340
Total Liabilities	38,430,427	47,394,423

Commitments and Contingencies

Class A common stock, $0.0001 par value; 30,208,712 and 29,428,392 shares subject to possible redemption as of March 31, 2021 and December 31, 2020, respectively	302,087,120	294,283,920

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,291,288 and 5,071,608 shares issued and outstanding (excluding 30,208,712 and 29,428,392 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	429	507
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	10,807,553	18,610,675
Accumulated deficit	(5,808,835)	(13,612,039)
Total Stockholders' Equity	5,000,010	5,000,006
Total Liabilities and Stockholders' Equity	$345,517,557	$346,678,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS VALUE ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended March 31, 2021
(Unaudited)

General and administrative expenses	$4,999,809
Franchise tax expense	49,315
Loss from operations	(5,049,124)

Other income:
Interest income	16,333
Decrease in fair value of warrant liabilities	12,835,995
Total other income	12,852,328

Net income	$7,803,204

Weighted average shares outstanding, Class A common stock	34,500,000
Basic and diluted net income per share, Class A common stock	$0.00

Weighted average shares outstanding, Class F common stock	8,625,000
Basic and diluted net income per share, Class F common stock	$0.90

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS VALUE ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2021
(Unaudited)

	Common stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	5,071,608	$507	8,625,000	$863	$18,610,675	$(13,612,039)	$5,000,006
Increase in Class A common stock subject to possible redemption	(780,320)	(78)	—	—	(7,803,122)	—	(7,803,200)
Net income	—	—	—	—	—	7,803,204	7,803,204
Balance - March 31, 2021	4,291,288	$429	8,625,000	$863	$10,807,553	$(5,808,835)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS VALUE ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$7,803,204
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(16,333)
Decrease in fair value of warrant liabilities	(12,835,995)
Changes in operating assets and liabilities:
Prepaid expenses	(1,697)
Accounts payable and accrued expenses	3,934,706
Franchise tax payable	(62,707)
Net cash used in operating activities	(1,178,822)

Cash Flows from Investing Activities:
Interest income received from Trust Account	27,900
Net cash provided by investing activities	27,900

Net change in cash	(1,150,922)
Cash - beginning of the period	1,313,454
Cash - end of the period	$162,532

Supplemental disclosure of non-cash financing activities:
Increase in Class A common stock subject to possible redemption	$7,803,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Organization and Business Operations

Fortress Value Acquisition Corp. II (the “Company”) is a blank check company incorporated in Delaware on June 10, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to capitalize on the ability of its management team to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

All activity from June 10, 2020 (inception) through March 31, 2021 relates to the Company’s formation, completion of the initial public offering ("Initial Public Offering"), and since the closing of the Initial Public Offering, the search for a Business Combination candidate and activities in connection with the proposed merger. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 11, 2020. On August 14, 2020, the Company consummated its Initial Public Offering of 34,500,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which included the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $345.0 million and incurring offering costs of approximately $19.4 million, inclusive of approximately $12.1 million in deferred underwriting commissions (Note 4). Each Unit consists of one share of Class A common stock and one-fifth of one redeemable warrant ("Public Warrant"). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 5).

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 5,933,333 warrants (the “Private Placement Warrants” and together with the "Public Warrants", the "Warrants"), at a price of $1.50 per Private Placement Warrant, with the Company’s Sponsor, Fortress Acquisition Sponsor II LLC (the “Sponsor”), generating gross proceeds of $8.9 million (see Note 3).

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had $162,532 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company's initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

On February 21, 2021, the Company and ATI Physical Therapy entered into an Agreement and Plan of Merger (the “Merger Agreement”), to effect a Business Combination between FVAC Merger Corp. II, a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), and Wilco Holdco, Inc., a Delaware corporation (“ATI”). The proposed Business Combination with ATI pursuant to the Merger Agreement and the other transactions contemplated thereby (collectively, the "ATI Business Combination") will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. The Merger Agreement and the Business Combination were unanimously approved by the board of directors of the Company on February 21, 2021.

For more information about the Merger Agreement and the proposed ATI Business Combination, please see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 22, 2021 and the proxy materials filed with the SEC. Unless specifically stated, this Quarterly Report does not give effect to the proposed ATI Business Combination and does not contain the risks associated with the proposed ATI Business Combination. Such risks and effects relating to the proposed ATI Business Combination are included in the proxy materials filed with the SEC.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the SEC. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (approximately $10.00 per share as of March 31, 2021), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). The Company's amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial business combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with the ATI Business Combination, the initial stockholders (as defined below) have agreed in connection with the proposed ATI Business Combination to vote their Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of certain proposals relating to the proposed ATI Business Combination, and any proposals reasonably requested by the Company in connection with the proposed Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the ATI Business Combination.

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 4) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity

As of March 31, 2021, the Company had $162,532 in its operating bank account, $7,390 of interest income available in the Trust Account to pay for taxes and working capital deficit of $5,046,915. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 3). In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2021 the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination and a minimum one year from the date of issuance of these condensed consolidated financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable and transaction expenses related to the Company's proposed Business Combination.

Separate trading of Class A common shares and Public Warrants

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COVID-19

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

Management will continue to evaluate the impact of the COVID-19 pandemic and while the virus could have an adverse effect on the future financial results, cash flows and/or planned merger with ATI Physical Therapy, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company's financial statements for the period from June 10, 2020 through December 31, 2020 and footnotes thereto included in the Company's Annual Report on Form 10-K/A filed with the SEC on May 5, 2021.

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of March 31, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

Investments held in trust account
As of March 31, 2021 and December 31, 2020, respectively, all of the investments held in the Trust Account were held in a money market fund which holds U.S. Treasury Securities. During the three months ended March 31, 2021, the Company withdrew $27,900 of interest earned on the Trust Account to pay its franchise taxes.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, respectively, 30,208,712 and 29,428,392 shares of Class A common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s condensed consolidated statement of operations includes a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of net income (loss) per common share.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) per common share, basic and diluted for Class A common stock for the three months ended March 31, 2021 were calculated by dividing (i) the interest income earned on the Trust Account less funds available to be withdrawn from the Trust Account for taxes which resulted in no net income by (ii) the weighted average number of Class A common stock outstanding for the period.

Net income (loss) per common share, basic and diluted for Class F common stock for the three months ended March 31, 2021 were calculated by dividing (i) the net income (loss) less net income attributable to Class A common stock by (ii) the weighted average number of Class F common stock outstanding for the period.

The Company has not considered the effect of the Warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 12,833,333 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the Warrants into Class A common shares is contingent upon the occurrence of future events (see Note 5). For the three months ended March 31, 2021, the average market price of the Company's Class A common stock was below the Warrants' $11.50 exercise price.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2021 and December 31, 2020, respectively, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in Accounting Standards Codification 815-40, "Derivatives and Hedging — Contracts on an Entity's Own Equity" ("ASC 815-40") and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in the Company’s condensed consolidated statement of operations.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

3. Related Party Transactions

Founder shares

In June 2020, the Company issued an aggregate of 8,625,000 shares of Class F common stock to the Sponsor (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment (see Note 5).

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The initial stockholders have agreed to (A) vote all of their Founder Shares in favor of the Business Combination and each of the other proposals set forth in the proxy statement for the Business Combination, (B) vote all of their Founder Shares against certain other actions, including any action expected to result in a breach of the Merger Agreement or any alternative business combination and (C) certain restrictions on their Founder Shares, including (x) to not redeem or tender any of their Class A common stock in connection with any such vote or in connection with any vote to amend the Company's current charter and (y) to not transfer any (1) Founder Shares (or shares of Class A common stock issuable upon conversion thereof) until the earliest to occur of: (i) if the closing of the Business Combination does not occur, (a) one year after the completion of the Company's initial business combination, (b) subsequent to the initial business combination if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted under certain conditions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company's initial business combination, and (c) the date following the completion of the Company’s initial business combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company public stockholders having the right to exchange their shares of common stock for cash, securities or other property; (ii) if the closing of the Business Combination does occur, (a) 180 days after the closing, and (b) the date following the closing on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property , or (2) Private Placement Warrants (or shares of Class A common stock issuable upon conversion thereof) until 30 days after the completion of the Company’s initial business combination, in each case, upon the terms and subject to the conditions set forth in the that certain amended and restated letter agreement dated February 21, 2021, by and among the Company, ATI and the initial stockholders (the "Sponsor Letter Agreement").

In August 2020, the Sponsor transferred a total of 100,000 Founder Shares to four independent directors of the Company for the same per-share price initially paid for by the Sponsor. Subsequent to these transfers, the Sponsor held 8,525,000 Founder Shares.

Private placement warrants

Substantially concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate 5,933,333 Private Placement Warrants in the Private Placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Sponsor and the Company's officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination. Pursuant to the Sponsor Letter Agreement, the Sponsor has agreed to transfer and surrender, for no consideration, 2,966,667 of its Private Placement Warrants subject to and immediately prior to the consummation of the Business Combination.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Office space and related support services

During August 2020, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2021, the Company incurred $60,000 in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, respectively, no Working Capital Loans were outstanding.

4. Commitments and Contingencies

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

5. Warrant Liabilities

The Company has outstanding Public Warrants to purchase an aggregate of 6,900,000 shares of the Company’s common stock issued in connection with the Initial Public Offering and outstanding Private Placement Warrants to purchase an aggregate of 5,933,333 shares of the Company's common stock (including Warrants issued in connection with the consummation of the over-allotment).

The decrease in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of December 31, 2020	$33,634,340
Decrease in fair value of warrant liabilities	(12,835,995)
Warrant liabilities as of March 31, 2021	$20,798,345

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
▪upon a minimum of 30 days' prior written notice of redemption; and

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Stockholders' Equity

Class A common stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of March 31, 2021 and December 31, 2020, respectively, there were 34,500,000 shares of Class A common stock issued and outstanding, including 30,208,712 and 29,428,392 shares of Class A common stock subject to possible redemption.

Class F common stock—The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share on each matter on which they are entitled to vote. The Class F common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis. As of March 31, 2021 and December 31, 2020, respectively, there were 8,625,000 shares of Class F common stock issued and outstanding.

Only holders of the Founder Shares will have the right to elect all of the Company’s directors prior to the initial Business Combination. Otherwise, holders of Class A common stock and Class F common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law or the applicable rules of the New York Stock Exchange then in effect.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, respectively, there were no preferred stock issued and outstanding.

7. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

	Fair Value
	March 31, 2021	December 31, 2020	Valuation Method
Assets
Investments held in Trust Account	$345,007,390	$345,018,957	Level 1 - Quoted prices in active markets for identical assets
Liabilities
Public Warrant liability	$10,902,000	$16,974,000	Level 1 - Quoted prices in active markets for identical liabilities
Private Placement Warrant liability	$9,896,345	$16,660,340	Level 3 - Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing liabilities

As of March 31, 2021 and December 31, 2020, respectively, the recorded values of cash, accounts payable and accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of these instruments.

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments held in Trust Account

Investments held in Trust Account are invested in a U.S. Treasury Securities Money Market Fund as of March 31, 2021 and December 31, 2020, respectively. None of the balance in the Trust Account was held in cash as of March 31, 2021 and December 31, 2020, respectively.

Warrant liabilities

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$16,660,340	$16,974,000	$33,634,340
Change in valuation(1)	(6,763,995)	(6,072,000)	(12,835,995)
Fair value as of March 31, 2021(2)	$9,896,345	$10,902,000	$20,798,345
___________________________
(1)	Changes in valuation are recognized as a change in fair value of warrant liabilities in the condensed consolidated statement of operations.
(2)	The key inputs into the modified Black-Scholes option pricing model for the Private Placement Warrants were as follows as of March 31, 2021:

Input	March 31, 2021
Risk-free interest rate	0.92%
Volatility	23.1%
Dividend yield	0.0%
Expected term (years)	6 years
Exercise price	$11.50
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

8. Income Tax

The Company’s net deferred tax assets are as follows:

	March 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs and net operating loss	$1,390,500	$333,614
Total deferred tax asset	1,390,500	333,614
Valuation allowance	(1,390,500)	(333,614)
Deferred tax asset, net of allowance	$—	$—

FORTRESS VALUE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision consists of the following:

	March 31, 2021	December 31, 2020
Federal:
Current	$—	$—
Deferred	(1,056,886)	(333,614)

State:
Current	$—	$—
Deferred	—	—
Change in valuation allowance	1,056,886	333,614
Income tax provision	$—	$—

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

9. Subsequent Events

The notes to the condensed consolidated financial statements include a discussion of material events, which have occurred subsequent to March 31, 2021 (referred to as "subsequent events") through the date these condensed consolidated financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Fortress Value Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated on June 10, 2020 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses ("Business Combination"). Although we may pursue an acquisition in any industry or geography, we intend to capitalize on the ability of our management team and the broader Fortress platform to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns. Our Sponsor is Fortress Acquisition Sponsor II LLC (the "Sponsor"). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

Results of Operations

Since the Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination and since finding a prospective initial Business Combination, incurring expenses related to the transaction, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had net income of $7,803,204, which consisted of $16,333 in interest income and a non-cash $12,835,995 decrease in the fair value of warrant liabilities partially offset by $4,999,809 in general and administrative expenses and $49,315 in franchise tax expense. General and administrative expenses of $4,999,809 was primarily comprised of professional fees.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed consolidated financial statements, as of March 31, 2021, we had $162,532 in our operating bank account and working capital deficit of $5,046,915.

Through our Initial Public Offering, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, up to $300,000 in loans from our Sponsor and the proceeds not held in the Trust Account, which resulted from the consummation of the Initial Public Offering and the sale of Private Placement Warrants to the Sponsor. Following the closing of the Initial Public Offering, the exercise of the over-allotment option, and the sale of Private Placement Warrants, which resulted in $345.0 million ($10.00 per Unit) being placed into a Trust Account and payment of expenses, we had $162,532 of cash held outside of the Trust Account as of March 31, 2021, which we intend to use for working capital purposes.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2021 the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination and a minimum one year from the date of issuance of these condensed consolidated financial statements. Over this time period, we will be using these funds for paying existing accounts payable and transaction expenses related to the Company's proposed Business Combination.

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

Critical Accounting Policies and Estimates

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, respectively, 30,208,712 and 29,428,392 shares of Class A common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheet.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s condensed consolidated statement of operations includes a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of net income (loss) per common share.

Net income (loss) per common share, basic and diluted for Class A common stock for the three months ended March 31, 2021 were calculated by dividing (i) the interest income earned on the Trust Account less funds available to be withdrawn from the Trust Account for taxes which resulted in no net income by (ii) the weighted average number of Class A common stock outstanding for the period.

Net income (loss) per common share, basic and diluted for Class F common stock for the three months ended March 31, 2021 were calculated by dividing (i) the net income (loss) less net income attributable to Class A common stock by (ii) the weighted average number of Class F common stock outstanding for the period.

The Company has not considered the effect of the Warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 12,833,333 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the Warrants into Class A common shares is contingent upon the occurrence of future events. For the three months ended March 31, 2021, the average market price of the Company's Class A common stock was below the Warrants' $11.50 exercise price.

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in Accounting Standards Codification 815-40, "Derivatives and Hedging — Contracts on an Entity's Own Equity" ("ASC 815-40") and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in the Company’s condensed consolidated statement of operations.

Recent accounting pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K/A filed with the SEC on May 5, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q

Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated February 21, 2021, by and among the Company, FVAC Merger Corp. II and Wilco Holdco, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

10.2
Parent Sponsor Letter Agreement, dated as of February 21, 2021, by and among the Company, Fortress Acquisition Sponsor II LLC, Wilco Holdco, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

10.3
Stockholders Agreement, dated as of February 21, 2021, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

10.4
Amended and Restated Registration Rights Agreement, dated as of February 21, 2021, by and among the Company, Fortress Acquisition Sponsor II LLC and the other parties thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

10.5
Employment Agreement between the Company and Labeed S. Diab, dated as of February 21, 2021 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

10.6
Employment Agreement between the Company and Joseph Jordan, dated as of February 21, 2021 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statement of Operations; (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortress Value Acquisition Corp. II

	By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: May 17, 2021