Form 10-Q
period 2021-06-30
ATI Physical Therapy, Inc.
filed 2021-08-16
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39439

ATI Physical Therapy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1408039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
790 Remington Boulevard
Bolingbrook, IL 60440
(630) 296-2223
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, $0.0001 par value	ATIP	New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	ATIP WS	New York Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 12, 2021, there were approximately 207,282,536 and 196,643,050 shares of the registrant's common stock issued and outstanding, respectively.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Form 10-Q that are not historical facts are forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of the words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “project,” “forecast,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” “target” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding the impact of physical therapist attrition and other factors on the Company's overall profitability, and estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q, and on the current expectations of the Company’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
These forward-looking statements are subject to a number of risks and uncertainties, including:
•our dependence upon governmental and third party private payors for reimbursement and that decreases in reimbursement rates or changes in payor and service mix may adversely affect our financial results;
•federal and state governments’ continued efforts to contain growth in Medicaid expenditures, which could adversely affect the Company’s revenue and profitability;
•payments that we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•risks associated with public health crises, including COVID-19;
•further impairments of goodwill and other intangible assets, which represent a significant portion of our total assets, especially in view of the company’s recent market valuation;
•failure of steps being taken to significantly reduce attrition of physical therapists and significant hiring of physical therapists and the impact of unfavorable labor market dynamics;
•further unfavorable shifts in payor, state and service mix;
•our ability to attract and retain talented executives and employees;
•our inability to realize the anticipated benefits of the Business Combination and compete effectively in a competitive industry subject to rapid technological change including competition that could impact our ability to recruit and retain skilled physical therapists;
•the outcome of any legal proceedings instituted against us or any of our directors or officers, following the announcement of the Business Combination;
•risks associated with future acquisitions, which may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities;
•our operations are subject to extensive regulation and macroeconomic uncertainty;

•failure of third-party customer service and technical support providers to adequately address customers’ requests;
•our dependence upon the cultivation and maintenance of relationships with customers, suppliers, physicians and other referral sources;
•the severity of the weather and natural disasters that can occur in the regions of the U.S. in which we operate, which could cause disruption to our business;
•risks associated with applicable state laws regarding fee-splitting and professional corporation laws;
•inspections, reviews, audits and investigations under federal and state government programs and payor contracts that could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation;
•our facilities face competition for experienced physical therapists and other clinical providers that may increase labor costs and reduce profitability;
•risks associated with our reliance on IT in critical areas of our operations;
•our failure to maintain financial controls and processes over billing and collections or disputes with third-parties could have a significant negative impact on our financial condition and results of operations;
•risk resulting from the Warrants, Earnout Shares and Vesting Shares being accounted for as liabilities;
•costs related to operating as a public company and our ability to maintain the listing of our securities on the NYSE;
If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-Q are more fully described under the heading “Risk Factors” and elsewhere in this Form 10-Q. The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Form 10-Q describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the business of the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition, statements of belief and similar statements reflect the beliefs and opinions of the Company on the relevant subject. These statements are based upon information available to the Company, as applicable, as of the date of this Form 10-Q, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I - FINANCIAL INFORMATION - UNAUDITED

Item 1. Financial Statements
ATI Physical Therapy, Inc.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$90,569	$142,128
Accounts receivable (net of allowance for doubtful accounts of $61,634 and $69,693 at June 30, 2021 and December 31, 2020, respectively)	87,587	90,707
Other current assets	7,541	6,027
Total current assets	185,697	238,862

Non-current assets:
Property and equipment, net	133,971	137,174
Operating lease right-of-use assets	256,554	258,227
Goodwill	896,892	1,330,085
Trade name and other intangible assets, net	611,512	644,339
Other non-current assets	1,871	1,685
Total assets	$2,086,497	$2,610,372

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$12,255	$12,148
Accrued expenses and other liabilities	60,183	70,690
Current portion of operating lease liabilities	48,273	52,395
Current portion of long-term debt	8,167	8,167
Total current liabilities	128,878	143,400

Long-term debt, net	546,778	991,418
Redeemable preferred stock	—	163,329
Warrant liability	22,397	—
Contingent common shares liability	199,552	—
Deferred income tax liabilities	107,849	138,547
Operating lease liabilities	251,235	253,990
Other non-current liabilities	7,530	18,571
Total liabilities	1,264,219	1,709,255

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.0001 par value; 1.0 million shares authorized, none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 470.0 million shares authorized; 207.3 million shares issued, 196.6 million shares outstanding at June 30, 2021; 138.9 million shares issued, 128.3 million shares outstanding at December 31, 2020	20	13
Additional paid-in capital	1,349,459	954,728
Accumulated other comprehensive loss	(710)	(1,907)
Accumulated deficit	(536,623)	(68,804)
Total ATI Physical Therapy, Inc. equity	812,146	884,030
Non-controlling interests	10,132	17,087
Total stockholders' equity	822,278	901,117
Total liabilities and stockholders' equity	$2,086,497	$2,610,372
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net patient revenue	$146,679	$95,003	$278,950	$259,942
Other revenue	17,354	12,751	34,145	30,550
Net operating revenue	164,033	107,754	313,095	290,492

Clinic operating costs:
Salaries and related costs	80,917	53,966	161,571	149,315
Rent, clinic supplies, contract labor and other	44,079	38,708	87,375	84,137
Provision for doubtful accounts	3,585	3,941	10,756	9,961
Total clinic operating costs	128,581	96,615	259,702	243,413
Selling, general and administrative expenses	26,391	24,791	51,117	48,262
Goodwill and intangible asset impairment charges	467,118	—	467,118	—
Operating loss	(458,057)	(13,652)	(464,842)	(1,183)
Change in fair value of warrant liability (Note 12)	(4,539)	—	(4,539)	—
Change in fair value of contingent common shares liability (Note 13)	(20,948)	—	(20,948)	—
Loss on settlement of redeemable preferred stock	14,037	—	14,037	—
Interest expense, net	15,632	17,683	31,719	35,541
Interest expense on redeemable preferred stock	4,779	4,604	10,087	8,981
Other expense (income), net	5,626	(44,103)	5,779	(43,971)
(Loss) income before taxes	(472,644)	8,164	(500,977)	(1,734)
Income tax (benefit) expense	(20,183)	3,568	(30,698)	1,776
Net (loss) income	(452,461)	4,596	(470,279)	(3,510)
Net (loss) income attributable to non-controlling interest	(3,769)	1,855	(2,460)	3,185
Net (loss) income attributable to ATI Physical Therapy, Inc.	$(448,692)	$2,741	$(467,819)	$(6,695)

(Loss) earnings per share of Class A common stock:
Basic	$(3.22)	$0.02	$(3.49)	$(0.05)
Diluted	$(3.22)	$0.02	$(3.49)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	139,553	128,286	133,951	128,286

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
($ in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net (loss) income attributable to ATI Physical Therapy, Inc.	$(448,692)	$2,741	$(467,819)	$(6,695)
Other comprehensive income:
Unrealized gain on interest rate swap	636	176	1,197	441
Comprehensive (loss) income	$(448,056)	$2,917	$(466,622)	$(6,254)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
($ in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	938,557	$9	$954,732	$(1,907)	$(68,804)	$17,087	$901,117
Retrospective application of reverse recapitalization	127,346,957	4	(4)	—	—	—	—
Adjusted balance at January 1, 2021	128,285,514	$13	$954,728	$(1,907)	$(68,804)	$17,087	$901,117
Share-based compensation	—	—	504	—	—	—	504
Other comprehensive income (1)	—	—	—	561	—	—	561
Distribution to non-controlling interest holder	—	—	—	—	—	(3,575)	(3,575)
Net income attributable to non-controlling interest	—	—	—	—	—	1,309	1,309
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	(19,127)	—	(19,127)
Balance at March 31, 2021	128,285,514	$13	$955,232	$(1,346)	$(87,931)	$14,821	$880,789
Net proceeds from FAII in Business Combination	25,512,254	3	210,102	—	—	—	210,105
Shares issued through PIPE investment	30,000,000	3	299,997	—	—	—	300,000
Shares issued to Wilco Holdco Series A Preferred stockholders	12,845,282	1	128,452	—	—	—	128,453
Warrant liability recognized upon the closing of the Business Combination	—	—	(26,936)	—	—	—	(26,936)
Contingent common shares liability recognized upon the closing of the Business Combination	—	—	(220,500)	—	—	—	(220,500)
Share-based compensation	—	—	3,112	—	—	—	3,112
Other comprehensive income (1)	—	—	—	636	—	—	636
Distribution to non-controlling interest holder	—	—	—	—	—	(920)	(920)
Net loss attributable to non-controlling interest	—	—	—	—	—	(3,769)	(3,769)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	(448,692)	—	(448,692)
Balance at June 30, 2021	196,643,050	$20	$1,349,459	$(710)	$(536,623)	$10,132	$822,278

(1)Other comprehensive income related to unrealized gain on interest rate swap

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
($ in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2020	938,557	$9	$952,796	$(1,325)	$(63,028)	$16,467	$904,919
Retrospective application of reverse recapitalization	127,346,957	4	(4)	—	—	—	—
Adjusted balance at January 1, 2020	128,285,514	$13	$952,792	$(1,325)	$(63,028)	$16,467	$904,919
Share-based compensation	—	—	494	—	—	—	494
Cumulative impact of ASC 842 adoption	—	—	—	—	(405)	—	(405)
Other comprehensive income (1)	—	—	—	265	—	—	265
Distribution to non-controlling interest holder	—	—	—	—	—	(1,553)	(1,553)
Net income attributable to non-controlling interest	—	—	—	—	—	1,330	1,330
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	(9,436)	—	(9,436)
Balance at March 31, 2020	128,285,514	$13	$953,286	$(1,060)	$(72,869)	$16,244	$895,614
Share-based compensation	—	—	466	—	—	—	466
Other comprehensive income (1)	—	—	—	176	—	—	176
Distribution to non-controlling interest holder	—	—	—	—	—	—	—
Net income attributable to non-controlling interest	—	—	—	—	—	1,855	1,855
Net income attributable to ATI Physical Therapy, Inc.	—	—	—	—	2,741	—	2,741
Balance at June 30, 2020	128,285,514	$13	$953,752	$(884)	$(70,128)	$18,099	$900,852

(1)Other comprehensive income related to unrealized gain on interest rate swap

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating activities:
Net loss	$(470,279)	$(3,510)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill and intangible asset impairment charges	467,118	—
Depreciation and amortization	18,768	19,748
Provision for doubtful accounts	10,756	9,961
Deferred income tax provision	(30,698)	1,772
Amortization of right-of-use assets	22,349	22,445
Share-based compensation	3,616	960
Amortization of debt issuance costs and original issue discount	2,045	1,999
Non-cash interest expense	—	3,128
Loss on extinguishment of debt	5,534	—
Loss on settlement of redeemable preferred stock	14,037	—
Loss on disposal and impairment of assets	472	373
Change in fair value of warrant liability	(4,539)	—
Change in fair value of contingent common shares liability	(20,948)	—
Changes in:
Accounts receivable, net	(3,767)	16,316
Other current assets	(1,621)	2,987
Other non-current assets	(199)	(395)
Accounts payable	1,943	(2,828)
Accrued expenses and other liabilities	(21,117)	(13,423)
Operating lease liabilities	(27,563)	(21,336)
Other non-current liabilities	766	(559)
Accrued interest on redeemable preferred stock	10,087	8,981
Medicare Accelerated and Advance Payment Program Funds	(3,869)	26,732
Provider Relief Fund general distribution payments received but not yet recognized	—	47,261
Net cash (used in) provided by operating activities	(27,109)	120,612

Investing activities:
Purchases of property and equipment	(18,186)	(11,334)
Purchases of intangible assets	(1,025)	—
Proceeds from sale of property and equipment	20	102
Proceeds from sale of clinics	248	—
Net cash used in investing activities	(18,943)	(11,232)

Financing activities:
Principal payments on long-term debt	(452,117)	(4,083)
Proceeds from revolving line of credit	—	68,750
Payments on revolving line of credit	—	(68,750)
Cash inflow from Business Combination	229,338	—
Payments to Series A Preferred stockholders	(59,000)	—
Proceeds from shares issued through PIPE investment	300,000	—
Payments for equity issuance costs	(19,233)	—
Distribution to non-controlling interest holder	(4,495)	(1,553)
Net cash used in financing activities	(5,507)	(5,636)

Changes in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(51,559)	103,744
Cash and cash equivalents at beginning of period	142,128	38,303
Cash and cash equivalents at end of period	$90,569	$142,047

Supplemental noncash disclosures:
Derivative changes in fair value	$(1,197)	$(441)
Purchases of property and equipment in accounts payable	$1,174	$608
Warrant liability recognized upon the closing of the Business Combination	$(26,936)	$—
Contingent common shares liability recognized upon the closing of the Business Combination	$(220,500)	$—
Shares issued to Wilco Holdco Series A Preferred stockholders	$128,453	$—

Other supplemental disclosures:
Cash paid for interest	$28,716	$30,337
Cash paid for (received from) taxes	$30	$(847)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Note 1. Overview of the Company
ATI Physical Therapy, Inc., together with its subsidiaries (herein referred to as “we”, “the Company”, “ATI Physical Therapy” and “ATI”), is a nationally recognized healthcare company, specializing in outpatient rehabilitation and adjacent healthcare services. The Company provides outpatient physical therapy services under the name ATI Physical Therapy and, as of June 30, 2021, had 889 clinics (as well as 23 clinics under management service agreements) located in 24 states. The Company offers a variety of services within its clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services. The Company’s direct and indirect wholly-owned subsidiaries include, but are not limited to, Wilco Holdco, Inc., ATI Holdings Acquisition, Inc. and ATI Holdings, LLC.
On June 16, 2021 (the “Closing Date”), a Business Combination transaction (the “Business Combination”) was finalized pursuant to the Agreement and Plan of Merger ("Merger Agreement"), dated February 21, 2021 between the operating company, Wilco Holdco, Inc. (“Wilco Holdco”), and Fortress Value Acquisition Corp. II ("FAII"), a special purpose acquisition company. In connection with the closing of the Business Combination, the Company changed its name from Fortress Value Acquisition Corp. II to ATI Physical Therapy, Inc. The Company’s common stock is listed on the New York Stock Exchange ("NYSE") under the symbol “ATIP.”
The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles ("GAAP"). Under this method of accounting, FAII is treated as the acquired company and Wilco Holdco is treated as the acquirer for financial statement reporting and accounting purposes. As a result, the historical operations of Wilco Holdco are deemed to be those of the Company. Therefore, the financial statements included in this report reflect (i) the historical operating results of Wilco Holdco prior to the Business Combination; (ii) the combined results of the FAII and Wilco Holdco following the Business Combination on June 16, 2021; (iii) the assets and liabilities of Wilco Holdco at their historical cost; and (iv) the Company’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the Business Combination is reflected retroactively to the earliest period presented and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination consistent with the treatment of the transaction as a reverse recapitalization of Wilco Holdco, Inc. Refer to “Note 3 - Business Combination” for additional information.
Impact of COVID-19 and CARES Act
The coronavirus ("COVID-19") pandemic in the United States resulted in changes to our operating environment. We continue to closely monitor the impact of COVID-19 on all aspects of our business, and our priorities remain protecting the health and safety of employees and patients, maximizing the availability of services to satisfy patient needs and preserving the operational and financial stability of our business. While we expect the disruption caused by COVID-19 to be temporary, we cannot predict the length of such disruption, and if such disruption continues for an extended period, it could have a material impact on the Company’s results of operations, financial condition and cash flows.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the following:

•In 2020, the Company received approximately $91.5 million of general distribution payments under the Provider Relief Fund. These payments have been recognized as other income in the consolidated statements of operations throughout 2020 in a manner commensurate with the reporting and eligibility requirements issued by HHS. Based on the terms and conditions of the program, including reporting guidance issued by HHS in 2021, the Company believes that it has met the applicable terms and conditions. This includes, but is not limited to, the fact that the Company’s COVID-19 related expenses and lost revenues for the year ended December 31, 2020 exceeded the amount of funds received. To the extent that reporting requirements and terms and conditions are subsequently modified, it may affect the Company’s ability to comply and ability to retain the funds. The following table summarizes the quarterly recognition of general distribution payments recognized in other expense (income), net in the Company's 2020 statements of operations (in millions):

Three Months Ended
March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total
$—	$44.3	$23.1	$24.1	$91.5

•The Company applied for and attained approval to receive $26.7 million of Medicare Accelerated and Advance Payment Program ("MAAPP") funds during the quarter ended June 30, 2020. During the quarter ended June 30, 2021, the Company repaid $3.8 million in MAAPP funds. Because the Company has not yet met all required performance obligations or performed the services related to the remaining funds, as of June 30, 2021 and December 31, 2020, $22.6 million and $15.5 million of the funds are recorded in accrued expenses and other liabilities, respectively, and $0.3 million and $11.2 million of the funds are recorded in other non-current liabilities, respectively.
•The Company elected to defer depositing the employer portion of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free. Related to these payments, as of June 30, 2021 and December 31, 2020, $5.5 million is included in accrued expenses and other liabilities and $5.5 million is included in other non-current liabilities.
Note 2. Basis of Presentation and Recent Accounting Standards
The accompanying unaudited condensed consolidated financial statements of the Company were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
Management believes the unaudited condensed consolidated financial statements for the interim periods presented contain all necessary adjustments to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results the Company expects for the entire year. In addition, the influence of seasonality, changes in payor contracts, strategic transactions, changes in laws and general economic conditions in the markets in which the Company operates and other factors impacting the Company’s operations may result in any period not being comparable to the same period in previous years. Preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts during the reporting period. Actual results could differ from those estimates.
The Company reports segment information based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. All of the Company’s operations are conducted within the United States. Our chief operating decision maker (“CODM”) is our Chief Executive Officer (or in the absence of a Chief Executive Officer, the leadership team fulfilling the role of Principal Executive Officer), who reviews financial information presented on a consolidated basis for purposes of making decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment.
For further information regarding the Company’s accounting policies and other information, the condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our amended S-1 registration statement filed with the SEC on July 28, 2021.
Recently adopted accounting guidance
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and simplifies the accounting for income taxes. This ASU is effective for the Company on January 1, 2022, with early adoption permitted. The Company early adopted this new accounting standard effective January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
Recent accounting pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard was subsequently amended by ASU No. 2021-01, Reference Rate Reform (Topics 848): Scope. This standard is optional and may be applied by entities after March 12, 2020, but no later than December 31, 2022. The Company has certain debt instruments for which the interest rates are indexed to the London InterBank Offered Rate (“LIBOR”), and as a result, is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.

Note 3. Business Combination
As discussed in Note 1, on June 16, 2021, a business combination between Wilco Holdco and FAII was consummated, which was accounted for as a reverse recapitalization of Wilco Holdco, Inc. At the time of the Business Combination, stockholders of Wilco Holdco, Inc. received 130.3 million shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), for the outstanding shares of Wilco Holdco common stock, par value $0.01 per share, that such stockholders owned. Upon conversion of unvested Incentive Common Units (“ICUs”) granted prior to the Business Combination under the Wilco Acquisition, LP 2016 Equity Incentive Plan, 2.0 million of these shares are restricted subject to vesting requirements, resulting in total unrestricted shares of 128.3 million and an exchange ratio of 136.7 unrestricted shares of ATI Physical Therapy, Inc. for every previously outstanding Wilco Holdco share.
Immediately following the Business Combination, there were 207.3 million shares issued and 196.6 million outstanding shares of common stock of ATI Physical Therapy, Inc., consisting of the following (in thousands):

Class A Common Shares
FAII Class A common stock prior to Business Combination	34,500
FAII Class F common stock prior to Business Combination(1)	8,625
Less: FAII Class A common stock redemptions	(8,988)
FAII common shares (Class A and Class F)	34,137
Add: Shares issued to Wilco Holdco stockholders(2)	130,300
Add: Shares issued through PIPE investment	30,000
Add: Shares issued to Wilco Holdco Series A Preferred stockholders	12,845
Total shares issued as of the closing date of the Business Combination(3)	207,282
Less: Vesting Shares(1)	(8,625)
Less: Restricted shares(2)	(2,014)
Total shares outstanding as of the closing date of the Business Combination(3)	196,643
(1) Per the Merger Agreement, as of the closing of the Business Combination, all Class F shares converted into the equivalent number of Class A common shares and became subject to certain vesting and forfeiture provisions ("Vesting Shares") as detailed in Note 13 - Contingent Common Shares Liability.
(2) Includes 1.2 million unrestricted shares and 2.0 million restricted shares upon conversion from vested and unvested ICUs, respectively, under the Wilco Acquisition, LP 2016 Equity Incentive Plan. Refer to Note 9 - Share-Based Compensation for further details.
(3) Excludes 15.0 million Earnout Shares, 6.9 million Public Warrants and 3.0 million Private Placement Warrants to purchase Class A common stock. Refer to Note 12 - Warrant Liability and Note 13 - Contingent Common Shares Liability for further details.
PIPE investment
Concurrently with the closing of the Business Combination, pursuant to Subscription Agreements executed between FAII and certain investors, 30.0 million shares of Class A common stock (the “PIPE” investment) were newly issued in a private placement at a purchase price of $10.00 per share for an aggregate purchase price of $300.0 million. The initial PIPE investment included 7.5 million shares of Class A common stock newly issued to certain investment funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) at a purchase price of $10.00 per share for an aggregate purchase price of $75.0 million.

Wilco Holdco Series A Preferred Stock
Immediately following the Business Combination, all holders of the previously outstanding shares of Wilco Holdco Series A Preferred Stock received a proportionate share of $59.0 million and 12.8 million shares of ATI Physical Therapy, Inc. Class A common stock based on the terms of the Merger Agreement. Refer to Note 11 - Wilco Holdco Series A Preferred Stock for further details.
Earnout Shares
Subject to the terms and conditions of the Merger Agreement, certain stockholders of Wilco Holdco, Inc. were provided the contingent right to receive, in the aggregate, up to 15.0 million shares of Class A common stock that may be issued pursuant to an earnout arrangement if certain Class A common stock price targets are achieved between the Closing Date and the 10 year anniversary of the Closing Date (“Earnout Shares”). The Earnout Shares are subject to acceleration in the event of a sale or other change in control if the holders of Class A common stock would receive a per share price in excess of the applicable Earnout Shares price target.
On the date of the Business Combination, the Company recorded a liability related to the Earnout Shares of $140.0 million. During the period from June 16, 2021 to June 30, 2021, the fair value of the Earnout Shares decreased to $126.7 million, resulting in a gain of $13.3 million recorded as a component of change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the three and six months ended June 30, 2021. Refer to Note 13 - Contingent Common Shares Liability and Note - 14 - Fair Value Measurements for further details.
Vesting Shares
Pursuant to the Sponsor Letter Agreement executed in connection with the Merger Agreement, 8.6 million shares of Class F common stock of FAII outstanding immediately prior to the Business Combination converted to potential Class A common shares and became subject to certain vesting and forfeiture provisions (“Vesting Shares”). The Vesting Shares are subject to acceleration in the event of a sale or other change in control if the holders of Class A common stock would receive a per share price in excess of the applicable Vesting Shares price target.
On the date of the Business Combination, the Company recorded a liability related to the Vesting Shares of $80.5 million. During the period from June 16, 2021 to June 30, 2021, the fair value of the Vesting Shares decreased to $72.9 million, resulting in a gain of $7.6 million recorded as a component of change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the three and six months ended June 30, 2021. Refer to Note 13 - Contingent Common Shares Liability and Note - 14 - Fair Value Measurements for further details.
Warrants
Immediately following the Business Combination, the Company had outstanding Public Warrants to purchase an aggregate of 6.9 million shares of the Company’s Class A common stock ("Public Warrants") and outstanding Private Placement Warrants to purchase an aggregate of 3.0 million shares of the Company's Class A common stock ("Private Placement Warrants") (collectively, the “Warrants”). In conjunction with the Business Combination, 3.0 million Private Placement Warrants were transferred and surrendered for no consideration based on terms of the Sponsor Letter Agreement.
On the date of the Business Combination, the Company recorded a liability related to the Warrants of $26.9 million. During the period from June 16, 2021 to June 30, 2021, the fair value of the Warrants decreased to $22.4 million, resulting in a gain of $4.5 million recorded as change in fair value of warrant liability in the condensed consolidated statements of operations for the three and six months ended June 30, 2021. Refer to Note 12 - Warrant Liability and Note 14 - Fair Value Measurements for further details for further details.

The following table reflects the components of cash movement related to the Business Combination, PIPE investment and debt repayments (in thousands):

Cash in trust with FAII as of the Closing Date of the Business Combination	$345,036
Cash used for redemptions of FAII Class A common stock	(89,877)
FAII transaction costs paid at closing	(25,821)
Cash inflow from Business Combination	229,338
Wilco Holdco, Inc. transaction costs offset against proceeds	(19,233)
Net proceeds from FAII in Business Combination	210,105
Cash proceeds from PIPE investment	300,000
Repayment of second lien subordinated loan	(231,335)
Partial repayment of first lien term loan	(216,700)
Cash payment to Wilco Holdco Series A Preferred stockholders	(59,000)
Wilco Holdco, Inc. transaction costs expensed during the six months ended June 30, 2021	(5,543)
Net decrease in cash related to Business Combination, PIPE investment and debt repayments	$(2,473)
For the three and six months ended June 30, 2021, the Company expensed $3.2 million and $5.5 million, respectively, in transaction costs related to the Business Combination, which are classified as selling, general and administrative expenses in the condensed consolidated statement of operations. In addition, $19.2 million of Wilco Holdco, Inc. transaction costs related to the Business Combination were offset against additional paid-in capital in the condensed consolidated statements of changes in stockholders’ equity as these costs were determined to be directly attributable to the recapitalization.
Note 4. Revenue from Contracts with Customers
The following table disaggregates net operating revenue by major service line for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net patient revenue	$146,679	$95,003	$278,950	$259,942
ATI Worksite Solutions (1)	8,711	7,238	17,204	14,791
Management Service Agreements (1)	3,825	3,169	7,322	7,772
Other revenue (1)	4,818	2,344	9,619	7,987
	$164,033	$107,754	$313,095	$290,492
(1)ATI Worksite Solutions, Management Service Agreements and Other revenue are included within other revenue on the face of the condensed consolidated statements of operations.

The following table disaggregates net patient revenue for each associated payor class as a percentage of total net patient revenue for the periods indicated below:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Commercial	56.2%	50.2%	55.8%	51.4%
Government	23.8%	19.2%	23.2%	21.8%
Workers’ compensation	14.7%	22.5%	15.3%	19.0%
Other (1)	5.3%	8.1%	5.7%	7.8%
	100.0%	100.0%	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury.
Note 5. Goodwill, Trade Name and Other Intangible Assets
Changes in the carrying amount of goodwill consisted of the following (in thousands):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020

Beginning balance	$1,330,085	$1,330,085
Reductions - impairment charges	(433,193)	—
Additions – acquisitions	—	—
Ending balance	$896,892	$1,330,085

The table below summarizes the Company’s carrying amount of trade name and other intangible assets at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020

Gross intangible assets:
ATI trade name (1)	$610,000	$643,700
Non-compete agreements	5,703	4,678
Other intangible assets	640	640
Accumulated amortization:
Accumulated amortization – non-compete agreements	(4,568)	(4,437)
Accumulated amortization – other intangible assets	(263)	(242)
Total trade name and other intangible assets, net	$611,512	$644,339
(1) Not subject to amortization.
Amortization expense for the three and six months ended June 30, 2021 and 2020 was immaterial. The Company estimates that amortization expense related to intangible assets is expected to be immaterial over the next five fiscal years and thereafter.

Interim impairment testing
In late July 2021, the Company revised its earnings forecast to reflect (i) the impact of clinician attrition on both volume and operating cost expectations and (ii) payor, state and service mix shift impacts on net patient revenue per visit expectations. These factors accelerated in the second quarter and continued into the third quarter. The Company determined that the revision to its forecast, including factors related to the revision of the forecast, constitutes an interim triggering event requiring further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Although the revision to the Company's forecast occurred during the third quarter, because the impairment analysis was performed before the results for the quarter-ended June 30, 2021 were reported, the determination was made to recognize the resulting impairment charges in the financial statements as of the June 30, 2021 balance sheet date.
The combination of factors resulting in the Company’s change in forecast included:
•The acceleration of attrition in the second quarter of 2021 and continuing into the third quarter caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians.
•Labor market dynamics increased competition for the available physical therapy providers in the workforce, creating wage inflation and elevated employee attrition at ATI.
•Decrease in rate per visit primarily driven by continuing less favorable payor and state mix when compared to pre-pandemic profile, with general shift from workers compensation and auto personal injury to commercial and government, and further impacted by mix-shift out of higher reimbursement states.
As we determined that it was more likely than not that the fair value of our trade name indefinite-lived intangible asset was below its carrying value, the Company performed an interim quantitative impairment test as of the June 30, 2021 balance sheet date. The Company utilized the relief from royalty approach to estimate the fair value of the trade name indefinite-lived intangible asset. The key assumptions associated with determining the estimated fair value include projected revenue growth, the royalty rate and the discount rate. As a result of the analysis, we recognized a $33.7 million non-cash impairment charge during the period ended June 30, 2021 in the line item goodwill and intangible asset impairment charges in the Company's condensed consolidated statements of operations, which represents the difference between the estimated fair value of the Company’s trade name indefinite-lived intangible asset and its carrying value. The carrying value of the trade name indefinite-lived intangible asset prior to the impairment charge was $643.7 million.
The Company evaluated its asset groups, including operating lease right-of-use assets that were evaluated based on clinic-level cash flows and clinic-specific market factors, noting no material impairment.

As we determined that it was more likely than not that the fair value of our single reporting unit was below its carrying value, the Company performed an interim quantitative impairment test as of the June 30, 2021 balance sheet date. In order to determine the fair value of our single reporting unit, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected future revenue growth rates, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, the terminal growth rate, the discount rate and relevant market multiples. As a result of the analysis, we recognized a $433.2 million non-cash impairment charge during the period ended June 30, 2021 in the line item goodwill and intangible asset impairment charges in the Company's condensed consolidated statements of operations, which represents the difference between the estimated fair value of the Company’s single reporting unit and its carrying value. The carrying value of goodwill prior to the impairment charge was $1.3 billion.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected future revenue growth rates, EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, then our reporting unit or indefinite-lived intangible assets might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of goodwill and the Company’s trade name indefinite-lived intangible asset were impaired as of June 30, 2021 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates.
Note 6. Property and Equipment
Property and equipment consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020

Equipment	$34,167	$32,978
Furniture and fixtures	17,453	17,247
Leasehold improvements	168,619	162,853
Automobiles	19	19
Computer equipment and software	80,641	77,390
Construction-in-progress	13,457	9,594
	314,356	300,081
Accumulated depreciation and amortization	(180,385)	(162,907)
Property and equipment, net	$133,971	$137,174

The following table presents the amount of depreciation expense recorded in rent, clinic supplies, contract labor and other and selling, general and administrative expenses in the Company’s condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Rent, clinic supplies, contract labor and other	$6,474	$6,217	$12,980	$12,588
Selling, general and administrative expenses	2,578	3,501	5,636	7,069
Total depreciation expense	$9,052	$9,718	$18,616	$19,657
Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020

CARES Act funds (1)	$28,075	$21,031
Salaries and related costs	16,970	21,387
Transaction-related amount due to former owners (2)	3,611	3,611
Credit balance due to patients and payors	2,742	9,635
Revenue cycle management costs	1,295	2,469
Transaction-related costs (3)	521	2,547
Other payables and accrued expenses	6,969	10,010
Total	$60,183	$70,690
(1) Includes current portion of MAAPP funds received and deferred employer Social Security tax payments.
(2) Represents the amount due to former owners related to the Company’s utilization of net operating loss carryforwards generated prior to its acquisition of ATI Holdings Acquisition, Inc.
(3) Represents costs related to public readiness initiatives and corporate transactions.
Note 8. Borrowings
Long-term debt consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
First lien term loan (1) (due May 10, 2023, with principal payable in quarterly installments)	$559,132	$779,915
Second lien subordinated loan (2)	—	231,335
Less: unamortized debt issuance costs	(2,627)	(8,933)
Less: unamortized original issue discount	(1,560)	(2,732)
Total debt, net	$554,945	$999,585
Less: current portion of long-term debt	(8,167)	(8,167)
Long-term debt, net	$546,778	$991,418

(1) Interest rate of 4.5% at June 30, 2021 and December 31, 2020, with interest payable in designated installments (dependent upon the base interest rate election) at a variable interest rate. The effective interest rate for the first lien term loan was 4.9% at June 30, 2021 and December 31, 2020.
(2) Loan balance was repaid in its entirety on June 16, 2021 as part of the Business Combination. The effective interest rate for the second lien term loan was 10.9% at December 31, 2020.

2016 first and second lien credit agreements
In connection with the Business Combination on June 16, 2021, the Company paid down $216.7 million of its first lien term loan. The Company recognized $1.7 million in charges related to the derecognition of the proportionate amount of remaining unamortized deferred financing costs and unamortized original issue discount associated with the partial debt repayment.
In connection with the Business Combination on June 16, 2021, the Company paid $231.3 million to settle its second lien subordinated term loan. The Company recognized $3.8 million in charges related to the derecognition of the remaining unamortized deferred financing costs in conjunction with the debt repayment.
The total loss on debt extinguishment associated with the partial repayment of the first lien term loan and the settlement of the second lien subordinated term loan was $5.5 million for the three and six months ended June 30, 2021. This amount has been reflected in other expense (income), net in the condensed consolidated statements of operations.
The Company’s credit agreements contain covenants with which ATI Holdings Acquisition, Inc. (the “Borrower") must comply. For the first lien credit agreement, the Borrower must maintain, as of the last day of each fiscal quarter when the sum of the outstanding balance of revolving loans, swingline loans and certain letters of credit exceeds 30% of the total revolving credit facility commitment, a ratio of consolidated first lien net debt to consolidated adjusted EBITDA, as defined in the agreements, not to exceed 6.25:1.00. Additionally, the agreements are subject to subjective acceleration clauses, effective upon a material adverse change in the Company’s business or financial condition. As of June 30, 2021, the Borrower was in compliance with the financial covenant contained in the first lien agreement.
Revolving credit facility
The first lien agreement includes a revolving credit facility with a maximum borrowing capacity of $70.0 million, including $15.0 million sub-limit for swingline loans and amounts available for letters of credit. The issuance of such letters of credit and the making of swingline loans reduces the amount available under the applicable revolving credit facility.
The first lien revolving facility matures on May 10, 2023 unless (a) as of February 9, 2023 (the “Springing Maturity Date”), either (i) more than $100.0 million of first lien term loans remain outstanding on the Springing Maturity Date or (ii) the debt incurred to refinance any portion of the first lien term loans in excess of $100.0 million does not satisfy specified parameters, in which case the first lien revolving facility will mature on February 9, 2023, or (b) the Borrower makes certain prohibited restricted payments as defined in the agreement, in which case the first lien revolving facility will mature on the date of such restricted payment.
The Company drew amounts of $19.0 million and $49.8 million under its revolving credit facility in March and April 2020, respectively. The Company repaid the borrowed amounts in full in June 2020. As of June 30, 2021 and December 31, 2020, no borrowings were outstanding under the revolving credit facility.

The Company had letters of credit totaling $1.2 million under the letter of credit sub-facility on the revolving credit facilities as of June 30, 2021 and December 31, 2020, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.
Aggregate maturities of long-term debt at June 30, 2021 are as follows (in thousands):

2021 (remainder of year after June 30, 2021)	$4,083
2022	8,167
2023	546,882
Total future maturities	559,132
Unamortized original issue discount and debt issuance costs	(4,187)
Total debt, net	$554,945
Note 9. Share-Based Compensation
The Company recognizes compensation expense for all share-based compensation awarded to employees, net of forfeitures, using a fair value-based method. The grant-date fair value of each award is amortized to expense on a straight-line basis over the award’s vesting period. Compensation expense associated with share-based awards is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Share-based compensation expense is adjusted for forfeitures as incurred.
Wilco Acquisition, LP 2016 Equity Incentive Plan
Prior to the Business Combination, Wilco Acquisition, LP was the parent company of Wilco Holdco, Inc. and its subsidiaries. In 2016, the Company adopted the Wilco Acquisition, LP 2016 Equity Incentive Plan (the “2016 Plan”) under which, prior to the Business Combination, it granted profit interests of Wilco Acquisition, LP in the form of Incentive Common Units, to members of management, key employees and independent directors of Wilco Acquisition, LP and its subsidiaries.
Service-based vesting
Prior to the Business Combination, Wilco Acquisition, LP granted Incentive Common Units, subject to service-based vesting, to members of management, key employees and independent directors. Following the closing of the Business Combination, holders of service-based ICUs are entitled to a distribution of a number of Class A common shares of ATI Physical Therapy, Inc. based on the distribution priorities under the Wilco Acquisition, LP limited partnership agreement. The shares related to vested service-based ICUs convert to unrestricted Class A common shares of ATI. The shares related to unvested service-based ICUs convert to restricted Class A common shares of ATI eligible to vest over the shorter of: (a) the existing vesting schedule applicable to the underlying ICUs, or (b) in installments on each quarterly anniversary of the closing over three years post-closing, subject to the grantee's continued service through each vesting date.
Pursuant to the 2016 Plan, total share-based compensation expense related to service-based awards recognized in the three months ended June 30, 2021 and 2020 was $0.4 million and $0.5 million, respectively. Total share-based compensation expense related to service-based awards recognized in the six months ended June 30, 2021 and 2020 was $0.9 million and $1.0 million, respectively.
As of June 30, 2021, the remaining unvested restricted shares from converted service-based ICUs totaled 0.5 million Class A common shares, with unrecognized compensation expense of $3.8 million to be recognized over a weighted-average period of 2.8 years. There were no service-based awards granted under the 2016 Plan during the three and six months ended June 30, 2021.

Performance-based vesting
Prior to the Business Combination, Wilco Acquisition, LP granted Incentive Common Units, subject to performance-based vesting, to members of management, key employees and independent directors. Following the closing of the Business Combination, holders of performance-based ICUs are entitled to a distribution of a number of Class A common shares of ATI Physical Therapy, Inc. based on the distribution priorities under the Wilco Acquisition, LP limited partnership agreement. The shares related to performance-based ICUs convert to restricted Class A common shares of ATI eligible to vest in installments on each quarterly anniversary of the closing over the shorter of: (a) the eight-year period from the original grant date of the underlying ICUs, or (b) three years post-closing, subject to the grantee’s continued service through each vesting date.
Based on the terms of the performance-based ICUs, commencement of vesting is generally contingent upon the occurrence of certain events, such as a change-in-control subject to the achievement of specified investment returns of certain Wilco Acquisition, LP unit holders, or an initial public offering (“IPO”). Under the terms of the award agreements, in the event of an IPO, the performance-based vesting requirements convert to service-based vesting requirements. The performance-based awards follow the treatment of an IPO as a result of the Business Combination.
Prior to the Business Combination, no share-based compensation expense was recognized related to the performance-based awards, as a change-in-control or IPO cannot be assessed as probable prior to its occurrence. Following the closing of the Business Combination, the Company began recognizing share-based compensation expense associated with the performance-based awards. Recognition of such expense follows a straight-line expense allocation based on the original grant date and the shorter of (a) the eight-year period from the original grant date of the underlying ICUs, or (b) three years post-closing of the Business Combination. For the three and six months ended June 30, 2021, the Company recognized $2.7 million of share-based compensation expense related to the performance-based awards.
As of June 30, 2021, the remaining unvested restricted shares from converted performance-based ICUs totaled 1.1 million shares, with unrecognized compensation expense of $3.0 million to be recognized over a weighted-average period of 2.9 years. There were no performance-based awards granted under the 2016 Plan during the three and six months ended June 30, 2021.
Unallocated and forfeited Incentive Common Units
Following the closing of the Business Combination, Wilco Acquisition, LP intends to transfer to employees of ATI restricted Class A common shares of ATI Physical Therapy, Inc. received by Wilco Acquisition, LP in connection with the Business Combination in respect of the remaining unallocated ICU pool. Such restricted shares of ATI will vest on a quarterly basis over a three year period, subject to the grantee’s continued service through each vesting date. The remaining unallocated ICU pool converted to 0.3 million unvested restricted Class A common shares of ATI in connection with the Business Combination, with unrecognized compensation expense of $3.4 million to be recognized over a weighted-average period of 3.0 years.
If any restricted shares of ATI are forfeited following the closing of the Business Combination and prior to vesting, such shares will be forfeited to Wilco Acquisition, LP and may be reallocated to employees by the Compensation Committee under the 2016 Plan.

ATI 2021 Equity Incentive Plan
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the “2021 Plan”) under which it may grant equity interests of ATI Physical Therapy, Inc., in the form of share-based awards, to members of management, key employees and independent directors of the Company and its subsidiaries. The Compensation Committee is authorized to make grants and to make various other decisions under the 2021 Plan. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 20.8 million. There were no awards granted under the 2021 Plan during the three and six months ended June 30, 2021.
Note 10. Stockholders' Equity
ATI Physical Therapy, Inc. preferred stock
The Company is authorized to issue 1.0 million shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021, there was no preferred stock issued or outstanding.
Class A common stock
The Company is authorized to issue 470.0 million shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At June 30, 2021, there were 207.3 million shares of Class A common stock issued and 196.6 million shares outstanding.
As a result of the recapitalization associated with the Business Combination, shares are reflected as if they were issued and outstanding as of the earliest reported period to reflect the new capital structure. At the time of the Business Combination, stockholders of Wilco Holdco, Inc. received 130.3 million shares of the Company’s Class A common stock, par value $0.0001 per share, for the outstanding shares of Wilco Holdco common stock, par value $0.01 per share, that such stockholders owned. Upon conversion of unvested Incentive Common Units granted prior to the Business Combination under the Wilco Acquisition, LP 2016 Equity Incentive Plan, 2.0 million of these shares are restricted subject to vesting requirements, resulting in total unrestricted shares of 128.3 million and an exchange ratio of 136.7 unrestricted shares of ATI Physical Therapy, Inc. for every previously outstanding Wilco Holdco share.
As of June 30, 2021, shares of Class A common stock reserved for potential future issuance, on an as-if converted basis, were as follows (in thousands):

June 30, 2021
Shares available for grant under the ATI 2021 Equity Incentive Plan	20,728
Earnout Shares reserved	15,000
Class A common stock Warrants outstanding	9,867
Vesting Shares reserved(1)	8,625
Restricted shares(1,2)	2,014
Total shares of common stock reserved	56,234
(1) Represents shares of Class A common stock legally issued, but not outstanding, as of June 30, 2021.
(2) Represents 2.0 million restricted shares upon conversion from unvested Incentive Common Units under the Wilco Acquisition, LP 2016 Equity Incentive Plan. Refer to Note 9 - Share-Based Compensation for further details.

Note 11. Wilco Holdco Series A Preferred Stock
On May 10, 2016, Wilco Holdco, Inc. issued shares of Series A Preferred Stock (the “preferred stock”) for a total consideration value of $98.0 million. Prior to the Business Combination, the preferred stock was a class of equity that had priority over the Common Stock with respect to distribution rights, liquidation rights and dividend rights.
The preferred stockholders, from and after issuance, were entitled to cumulative preferred dividends at an annual rate per share equal to 10.25% of the original issue price. The dividend rate of the preferred stock increased by 0.25% at the end of each fiscal quarter beginning after the second anniversary of the issuance of the preferred stock.
Based on the terms of the preferred stockholder agreement, Wilco Holdco, Inc. was required to redeem all outstanding shares of preferred stock upon the occurrence of certain events, such as those related to full repayment of the first and second lien credit agreements or a deemed liquidating event. Based on these redemption requirements, the preferred stock was classified as debt (redeemable preferred stock) in the Company’s historical condensed consolidated balance sheets.
Cumulative dividends related to the preferred stock were accrued as preferred dividends that increase the balance of the redeemable preferred stock on the Company’s condensed consolidated balance sheets and were recognized as interest expense on redeemable preferred stock in the Company’s condensed consolidated statements of operations. For the three months ended June 30, 2021 and 2020, the Company incurred cumulative preferred dividends related to the preferred stock of $4.8 million and $4.6 million, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred cumulative preferred dividends related to the preferred stock of $10.1 million, and $9.0 million, respectively. No dividends were paid related to the preferred stock.
In connection with the Business Combination, holders of the outstanding shares of Series A Preferred Stock received a proportionate share of $59.0 million and 12.8 million shares of Class A common stock based on the settlement terms in the Merger Agreement. The Company recorded a loss on settlement of redeemable preferred stock in the condensed consolidated statement of operations of $14.0 million based on the value of the cash and equity provided to preferred stockholders in relation to the outstanding redeemable preferred stock liability. The balance of redeemable preferred stock was $0.0 million and $163.3 million as of June 30, 2021 and December 31, 2020, respectively.
Note 12. Warrant Liability
The Company has outstanding Public Warrants to purchase an aggregate of 6.9 million shares of the Company’s Class A common stock and outstanding Private Placement Warrants to purchase an aggregate of 3.0 million shares of the Company's Class A common stock. There were no warrants exercised during the three and six months ended June 30, 2021.
The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in Accounting Standards Codification 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in change in fair value of warrant liability in the Company’s condensed consolidated statements of operations.

The following table presents the change in the fair value of warrant liability that is recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2021:

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of Business Combination, June 16, 2021	$8,099	$18,837	$26,936
Changes in fair value	(1,365)	(3,174)	(4,539)
Fair value as of June 30, 2021	$6,734	$15,663	$22,397
Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The Public Warrants are exercisable 30 days after the completion of the Business Combination, subject to certain conditions, including that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption for cash or for Class A common stock under certain circumstances.
The Private Placement Warrants are identical to the Public Warrants, except that (i) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants are non-redeemable (except under certain circumstances) so long as they are held by the initial purchasers or such purchasers’ permitted transferees, (iii) the Private Placement Warrants may be exercised by the holders on a cashless basis, and (iv) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants are entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.
The exercise price and number of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation.
Note 13. Contingent Common Shares Liability
Earnout Shares
Subject to the terms and conditions of the Merger Agreement, certain stockholders of Wilco Holdco, Inc. were provided the contingent right to receive, in the aggregate, up to 15.0 million shares of Class A common stock if, from the closing of the Business Combination until the 10th anniversary thereof, the dollar volume-weighted average price (“VWAP”) of Class A common stock exceeds certain thresholds:
–The first issuance of 5.0 million Earnout Shares will occur if the VWAP exceeds $12.00 for any 5 trading days within any consecutive 10 trading day period.
–The second issuance of 5.0 million Earnout Shares will occur if the VWAP exceeds $14.00 for any 5 trading days within any consecutive 10 trading day period.
–The third issuance of 5.0 million Earnout Shares will occur if the VWAP exceeds $16.00 for any 5 trading days within any consecutive 10 trading day period.
The Earnout Shares are subject to acceleration in the event of a sale or other change in control if the holders of Class A common stock would receive a per share price in excess of the applicable Earnout Shares price target.

The Company accounts for the potential Earnout Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s statements of operations. On June 16, 2021, the Company estimated the fair value of the potential Earnout Shares to be $140.0 million. As of June 30, 2021, no Earnout Shares have been issued as none of the corresponding share price thresholds have been met.
During the period from June 16, 2021 to June 30, 2021, the fair value of the Earnout Shares decreased to $126.7 million, resulting in a gain of $13.3 million recorded as a component of change in fair value of contingent common shares liability in the condensed consolidated statement of operations for the three and six months ended June 30, 2021.
The fair value of the Earnout Shares as of June 30, 2021 was $126.7 million and was recorded as a component of contingent common shares liability in the condensed consolidated balance sheets. Refer to Note 14 - Fair Value Measurements for further details.
Vesting Shares
Subject to the terms and conditions of the Sponsor Letter Agreement that was executed in connection with the Merger Agreement, 8.6 million shares of Class F common stock of FAII outstanding immediately prior to the Business Combination converted to potential Class A common shares and became subject to vesting and forfeiture provisions. The Vesting Shares vest in three equal tranches of 2.9 million shares each if the trading price of common stock exceeds certain thresholds within 10 years of the Closing Date:
–The first issuance of 2.9 million Vesting Shares will occur if the VWAP exceeds $12.00 for any 5 trading days within any consecutive 10 trading day period.
–The second issuance of 2.9 million Vesting Shares will occur if the VWAP exceeds $14.00 for any 5 trading days within any consecutive 10 trading day period.
–The third issuance of 2.9 million Vesting Shares will occur if the VWAP exceeds $16.00 for any 5 trading days within any consecutive 10 trading day period.
The Vesting Shares are subject to acceleration in the event of a sale or other change in control if the holders of Class A common stock would receive a per share price in excess of the applicable Vesting Shares price target.
The Company accounts for the Vesting Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s statements of operations. On June 16, 2021, the Company estimated the fair value of the Vesting Shares to be $80.5 million. As of June 30, 2021, no Vesting Shares are outstanding as none of the corresponding share price thresholds have been met.
During the period from June 16, 2021 to June 30, 2021, the fair value of the Vesting Shares decreased to $72.9 million, resulting in a gain of $7.6 million recorded as a component of change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the three and six months ended June 30, 2021.
The fair value of the Vesting Shares as of June 30, 2021 was $72.9 million and was recorded as a component of contingent common shares liability in the condensed consolidated balance sheets. Refer to Note 14 - Fair Value Measurements for further details.

Note 14. Fair Value Measurements
The Company determines fair value measurements used in its condensed consolidated financial statements based upon the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels, with Level 1 having the highest priority and Level 3 having the lowest.
•Level 1: Observable inputs, which include unadjusted quoted prices in active markets for identical instruments.
•Level 2: Observable inputs other than Level 1 inputs, such as quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instruments.
•Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
As of June 30, 2021 and December 31, 2020, respectively, the recorded values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these items.
The Company’s term loan and revolving line of credit are Level 2 fair value measures which have variable interest rates and, therefore, the recorded amounts approximate fair value. The Company utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.
Fair value measurement of share-based financial liabilities
The Company determined the fair value of the Public Warrant liability using Level 1 inputs.
The Company determined the fair value of the Private Placement Warrant liability using the price of the Public Warrants as a Level 2 input.
The Company determined the fair value of the Earnout Shares liability and Vesting Shares liability using Level 3 inputs. The contingent common shares contain specific market conditions to determine whether the shares vest based on the Company’s common stock price over a specified measurement period. Given the path-dependent nature of the requirement in which the shares are earned, a Monte-Carlo simulation was used to estimate the fair value of the liability. The Company’s common stock price was simulated to each measurement period based on the above methodology. In each iteration, the simulated stock price was compared to the conditions under which the shares vest. In iterations where the stock price corresponded to shares vesting, the future value of the vesting shares was discounted back to present value. The fair value of the liability was estimated based on the average of all iterations of the simulation.
Inherent in a Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility based on the historical volatility of certain guideline companies as of the valuation date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected term of the Earnout Shares and Vesting Shares. The dividend yield percentage is zero based on the Company's current expectations related to the payment of dividends during the expected term of the Earnout Shares or Vesting Shares.

The key inputs into the Monte Carlo option pricing model were as follows as of the Closing Date and June 30, 2021 for the respective Level 3 instruments:

	Earnout Shares		Vesting Shares
	June 16, 2021	June 30, 2021	June 16, 2021	June 30, 2021
Risk-free interest rate	1.56%	1.44%	1.56%	1.44%
Volatility	39.03%	39.38%	39.03%	39.38%
Dividend yield	—%	—%	—%	—%
Expected term (years)	10	10	10	10
Share price	$10.28	$9.54	$10.28	$9.54
The following table presents the changes in the fair value for the respective Level 3 instruments recognized in change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the three and six months ended June 30, 2021:

	Earnout Shares Liability	Vesting Shares Liability
Fair value as of Business Combination, June 16, 2021	$140,000	$80,500
Changes in fair value	(13,300)	(7,648)
Fair value as of June 30, 2021	$126,700	$72,852
Note 15. Income Taxes
The effective tax rate and income tax benefit for the three months ended June 30, 2021 were 4.3% and $20.2 million, compared to an effective tax rate and income tax expense of 43.7% and $3.6 million for the three months ended June 30, 2020. The effective tax rate and income tax benefit for the six months ended June 30, 2021 were 6.1% and $30.7 million, compared to an effective tax rate and income tax expense of (102.4)% and $1.8 million for the six months ended June 30, 2020.
The effective tax rate for the three and six months ended June 30, 2021 was estimated based on full-year 2021 forecast. The estimated effective tax rate was different than the statutory rate primarily due to nondeductible transaction costs and interest expense on redeemable preferred stock. In addition, there was no basis in a significant component of the goodwill impaired for tax purposes. Therefore, a portion of the book impairment charge will never create a deduction for tax purposes in any period. As a result, this permanent difference has a substantial impact on the effective tax rate. The estimated effective tax rate applicable to year-to-date losses, in addition to the tax-effect of nondeductible impairment charges, nondeductible loss on settlement of redeemable preferred stock and fair value adjustments related to liability-classified share-based instruments, resulted in a tax benefit of $20.2 million for the three months ended June 30, 2021, and a tax benefit of $30.7 million for the six months ended June 30, 2021.
The effective tax rate for the three and six months ended June 30, 2020 was estimated based on full-year 2020 forecast. The effective tax rate was different than the statutory rate primarily due to nondeductible interest expense on redeemable preferred stock. The estimated effective tax rate applicable to year-to-date losses, in addition to the tax-effect of income related to general distribution payments recognized under the Provider Relief Fund of the CARES Act, resulted in tax expense of $3.6 million for the three months ended June 30, 2020, and tax expense of $1.8 million for the six months ended June 30, 2020.

As of June 30, 2021, the Company determined that its federal and certain state deferred income tax assets are able to be realized. The Company continues to maintain a valuation allowance mainly related to certain state net operating losses. The conclusion is based on various factors, including future sources of taxable income from indefinite-lived deferred tax liabilities, as well as recent and expected future annual taxable income, which is partly attributable to interest limitation addbacks.

Note 16. Leases
The Company leases various facilities and office equipment for its physical therapy operations and administrative support functions under operating leases. The Company’s initial operating lease terms are generally between 7 and 10 years. Right-of-use ("ROU") assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The amortization of operating lease ROU assets and the accretion of operating lease liabilities are reported together as fixed lease expense. The fixed lease expense is recognized on a straight-line basis over the life of the lease.
Lease costs are included as components of clinic operating costs and selling, general and administrative expenses on the condensed consolidated statements of operations. Lease costs incurred by lease type were as follows for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$15,903	$16,080	$31,726	$32,122
Variable lease cost (1)	5,000	4,511	9,936	8,982
Total lease cost (2)	$20,903	$20,591	$41,662	$41,104
(1) Includes short term lease costs, which are not material.
(2) Sublease income was not material.
Other supplemental quantitative disclosures were as follows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2021	2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,583	$30,807
Cash payments related to lease terminations	$4,570	$—
Right-of-use assets obtained in exchange for new operating lease liabilities:	$12,638	$7,789

Average lease terms and discount rates as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	6.5 years	6.7 years
Weighted-average discount rate:
Operating leases	6.5%	6.5%
Estimated undiscounted future lease payments under non-cancellable operating leases, along with a reconciliation of the undiscounted cash flows to operating lease liabilities, respectively, at June 30, 2021 were as follows (in thousands):

Year
2021 (remainder of year after June 30, 2021)	$32,232
2022	65,708
2023	60,138
2024	53,020
2025	44,150
Thereafter	116,718
Total undiscounted future cash flows	$371,966
Less: Imputed Interest	(72,458)
Present value of future cash flows	$299,508
Presentation on Balance Sheet
Current	$48,273
Non-current	$251,235
Note 17. Commitments and Contingencies
From time to time, the Company is a party to legal proceedings, governmental audits and investigations that arise in the ordinary course of business. Management is not aware of any legal proceedings, governmental audits and investigations of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations or financial condition, which would require disclosure of the contingency and the possible range of loss. The outcome of any litigation and claims against the Company cannot be predicted with certainty, and the resolution of current or future claims could materially affect our future results of operations, cash flows, or financial position.
Registration rights
The holders of the Vesting Shares and Private Placement Warrants (including any Class A common stock issuable upon the exercise of the Private Placement Warrants) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Indemnifications
The Company has agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by them in any action or proceeding to which any of them are, or are threatened to be, made a party by reason of their service as a director or officer. The Company maintains director and officer insurance coverage that would generally enable it to recover a portion of any future amounts paid. The ultimate cost of potential future litigation may exceed the Company’s current insurance coverages and may have a material adverse impact on our results of operations, cash flows and financial condition. The Company also may be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.
Note 18. (Loss) Earnings per Share
Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2020, preferred shares are treated as participating securities and therefore are included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if the earnings for the year had been distributed. As the preferred stockholders do not participate in losses, for any periods with a net loss, there is no allocation to participating securities in the period.
No undistributed earnings or losses were allocated to the preferred shares for the three and six months ended June 30, 2021. As of the closing of the Business Combination, the Wilco Holdco Series A Preferred shares were no longer outstanding.
The calculation of both basic and diluted (loss) earnings per share for the periods indicated below was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Basic and diluted (loss) earnings per share:
Net (loss) income	$(452,461)	$4,596	$(470,279)	$(3,510)
Less: Net (loss) income attributable to non-controlling interest	(3,769)	1,855	(2,460)	3,185
Less: Income allocated to participating securities	—	274	—	—
(Loss) income available to common stockholders	$(448,692)	$2,467	$(467,819)	$(6,695)

Weighted average shares outstanding(1)	139,553	128,286	133,951	128,286

Basic and diluted (loss) earnings per share	$(3.22)	$0.02	$(3.49)	$(0.05)
(1) The weighted-average number of shares outstanding in periods presented prior to the closing of the Business Combination has been retrospectively adjusted based on the exchange ratio established through the transaction.

There were no preferred or other dividends declared during any period presented.
For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding, as their impact would have been anti-dilutive. Figures presented are based on the number of underlying Class A common shares following the Business Combination (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Warrants	9,867	—	9,867	—
Restricted shares(1)	2,014	—	2,014	—
Total	11,881	—	11,881	—
(1) Represents 2.0 million restricted shares upon conversion from unvested Incentive Common Units under the Wilco Acquisition, LP 2016 Equity Incentive Plan. Refer to Note 9 - Share-Based Compensation for further details.
15.0 million Earnout Shares and 8.6 million Vesting Shares were excluded from the calculation of basic and diluted per share calculations as the vesting thresholds have not yet been met as of the end of the reporting period.
Note 19. Subsequent Events
Effective July 23, 2021, Cedric Coco, Chief Human Resources Officer, resigned from the Company. The Company and Mr. Coco entered into a mutual release pursuant to which Mr. Coco will be eligible for the payments and benefits in accordance with Mr. Coco's employment agreement.
Effective August 7, 2021, Labeed Diab stepped down from his positions as Chief Executive Officer of the Company and as a member of the board of directors of the Company. The Company and Mr. Diab entered into a mutual release pursuant to which Mr. Diab will be eligible for the payments and benefits in accordance with Mr. Diab's employment agreement.
The Company evaluated events and transactions occurring subsequent to June 30, 2021. Based on this evaluation, it was determined that no subsequent events other than the items noted above and elsewhere in this Quarterly report occurred that require recognition or disclosure in the condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of ATI Physical Therapy, Inc. (herein referred to as “we”, ”us”, “the Company”, “or “our Company”) should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this Quarterly report.

We make statements in this discussion that are forward-looking and involve risks and uncertainties. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of the Company. The forward-looking statements are based on our current views and assumptions, and actual results could differ materially from those anticipated in such forward-looking statements due to factors including, but not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

Many factors are beyond our control. Given these uncertainties, you should not place undue reliance on our forward-looking statements. Our forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we are under no obligation to update any forward-looking statement, regardless of the reason the statement may no longer be accurate.

Certain amounts in this Management's Discussion and Analysis may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and six months ended June 30, 2021 and 2020.

All dollar amounts are presented in thousands, unless indicated otherwise.

Company Overview

We are a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 889 owned clinics (as well as 23 clinics under management service agreements) located in 24 states as of June 30, 2021. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
We offer a variety of services within our clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services. Our Company’s team of professionals is dedicated to helping return patients to optimal physical health.
Physical therapy patients receive team-based care, leading-edge techniques and individualized treatment plans in an encouraging environment. To achieve optimal results, we use an extensive array of techniques including therapeutic exercise, manual therapy and strength training, among others. Our physical therapy model aims to deliver optimized outcomes and time to recovery for patients, insights and service satisfaction for referring providers and predictable costs and measurable value for payors.

In addition to providing services to physical therapy patients at outpatient rehabilitation clinics, we provide services through our ATI Worksite Solutions (“AWS”) program, Management Service Agreements (“MSA”), Home Health, and Sports Medicine arrangements. AWS provides an on-site team of healthcare professionals at employer worksites to promote work-related injury prevention, facilitate expedient and appropriate return-to-work follow-up and maintain the health and well-being of the workforce. Our MSA arrangements typically include the Company providing management and physical therapy-related services to physician-owned physical therapy clinics. Home Health offers in-home rehabilitation. Sports Medicine arrangements provide certified healthcare professionals to various schools, universities and other institutions to perform on-site physical therapy and rehabilitation services.

The Business Combination
On June 16, 2021 (the “Closing Date”), a Business Combination transaction (the “Business Combination”) was finalized pursuant to the Agreement and Plan of Merger ("Merger Agreement"), dated February 21, 2021 between the operating company, Wilco Holdco, Inc., (“Wilco Holdco”) and Fortress Value Acquisition Corp. II ("FAII"), a special purpose acquisition company. In connection with the closing of the Business Combination, the Company changed its name from Fortress Value Acquisition Corp. II to ATI Physical Therapy, Inc. The Company’s common stock is listed on the New York Stock Exchange ("NYSE") under the symbol “ATIP.”
At the time of the Business Combination, stockholders of Wilco Holdco, Inc. received 128.3 million shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), for the outstanding shares of Wilco Holdco common stock, par value $0.01 per share, that such stockholders owned. Immediately following the Business Combination, there were 207.3 million issued shares of Class A common stock of ATI Physical Therapy, Inc.
As part of the Business Combination, the Company received cash of $345.0 million from cash in trust with FAII and $300.0 million of cash from the PIPE investment, net of $89.9 million of cash used for redemptions and Wilco Holdco and FAII transaction costs. The funds received by the Company were used for full repayment of the second lien term loan of $231.3 million, partial repayment of the first lien term loan of $216.7 million, cash payment to Wilco Holdco preferred stockholders of $59.0 million and Wilco Holdco transaction costs. Refer to Note 3 - Business Combination in the condensed consolidated financial statements for further details.
The Company had outstanding Public Warrants to purchase an aggregate of 6.9 million shares of the Company’s Class A common stock and outstanding Private Placement Warrants to purchase an aggregate of 3.0 million shares of the Company's Class A common stock immediately following the closing of the Business Combination. Refer to Note 12 - Warrant Liability in the condensed consolidated financial statements for further details.
In addition, certain stockholders may receive up to 15.0 million Earnout Shares and 8.6 million Vesting Shares if the price of Class A common stock trading on the New York Stock Exchange exceeds certain thresholds during the ten-year period following the completion of the Business Combination. Refer to Note 13 - Contingent Common Shares Liability in the condensed consolidated financial statements for further details.
Recent changes in company CEO and CHRO leadership
Effective July 23, 2021, Cedric Coco, Chief Human Resources Officer ("CHRO"), resigned from the Company. The Company and Mr. Coco entered into a mutual release pursuant to which Mr. Coco will be eligible for the payments and benefits in accordance with Mr. Coco's employment agreement.
Effective August 7, 2021, Labeed Diab stepped down from his positions as Chief Executive Officer ("CEO") of the Company and as a member of the board of directors of the Company. The Company and Mr. Diab entered into a mutual release pursuant to which Mr. Diab will be eligible for the payments and benefits in accordance with Mr. Diab's employment agreement.

Trends and Factors Affecting the Company’s Future Performance and Comparability of Results

As a result of developing trends in our business, we are expecting that our results for the coming year will be significantly adversely affected as compared to our prior expectations, including in respect of revenue, net (loss) income and Adjusted EBITDA. These trends are likely to continue to have adverse effects on us in future periods after 2021 as well. We also expect that new clinic openings will be in the range of 55 to 65 clinics for the full year, down from an expectation of 90 clinics.
We believe that these adverse effects are attributable to a combination of factors, which include:
•The attrition of our workforce caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have taken swift actions to offset those changes, but the company expects the impact of attrition will impact overall profitability for the year.
•Labor market dynamics increased competition for the available physical therapy providers in the workforce, creating wage inflation and elevated employee attrition at ATI, negatively affecting our ability to capitalize on continued customer demand.
•Decrease in rate per visit primarily driven by continuing less favorable payor and state mix when compared to pre-pandemic profile, with general shift from workers compensation and auto personal injury to commercial and government, and further impacted by mix-shift out of higher reimbursement states.
These adverse trends have been partially offset by strong demand for our services.
Our ability to achieve our business plan and expectations for the remainder of 2021 depends upon a number of factors, including the success of a number of steps being taken to significantly reduce attrition of physical therapists and significant hiring of physical therapists.
The Company has determined that the revision to its forecast, including the factors related to the revision of its forecast, constitutes an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing and determined that the fair value amounts are below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of $433.2 million related to goodwill and $33.7 million related to the trade name indefinite-lived intangible asset. These charges are non-cash in nature and do not affect our liquidity or debt covenants. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the condensed consolidated financial statements for further details.
COVID-19 pandemic and labor impacts
The coronavirus ("COVID-19") pandemic in the United States resulted in changes to our operating environment. We continue to closely monitor the impact of COVID-19 on all aspects of our business, and our priorities remain protecting the health and safety of employees and patients, maximizing the availability of services to satisfy patient needs, and preserving the operational and financial stability of our business.

As a result of the COVID-19 pandemic, visits per day ("VPD") decreased to a low point of 12,643 during the quarter ended June 30, 2020. Since then, VPD has sequentially increased to 18,159, 19,441, 19,520 and 21,569 in the quarters ended September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021, respectively, as local restrictions in certain markets evolved, referral levels improved and individuals returned to their routines.
As demand for physical therapy services has increased in the market, the Company has focused on increasing its clinical staffing levels by hiring more clinicians. However, the acceleration of clinician attrition, combined with intensifying competition for clinicians in the labor market, has prevented ATI from being able to fully meet present customer demand and has increased our expectations for labor costs. The accelerated attrition is caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We are implementing a range of actions related to compensation, staffing levels and other items to retain and attract therapists across our platform to meet patient demand.
The chart below reflects the quarterly trend in VPD.

VPD by Quarter
24,000
18,000
12,000
6,000
—
Q1-20
Q2-20
Q3-20
Q4-20
Q1-21
Q2-21

The COVID-19 pandemic is still evolving and the full extent of its future impact remains unknown and difficult to predict. The future impact of the COVID-19 pandemic on our performance will depend on certain developments, including the duration and spread of the virus and its newly identified strains, effectiveness and adoption rates of vaccines and other therapeutic remedies and the potential for continued or reinstated restrictive policies enforced by federal, state and local government, all of which create uncertainty and cannot be predicted. While we expect the disruption caused by COVID-19 and resulting impacts to diminish over time, we cannot predict the length of such impacts, and if such impacts continue for an extended period, it could have a continued effect on the Company’s results of operations, financial condition and cash flows, which could be material.

CARES Act
On March 27, 2020, the CARES Act was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the following:
•In 2020, the Company received approximately $91.5 million of general distribution payments under the Provider Relief Fund of which $44.3 million was recognized during the three and six months ended June 30, 2020. These payments have been recognized as other income in the consolidated statements of operations throughout 2020 in a manner commensurate with the reporting and eligibility requirements issued by HHS. Based on the terms and conditions of the program, including reporting guidance issued by HHS in 2021, the Company believes that it has met the applicable terms and conditions. This includes, but is not limited to, the fact that the Company’s COVID-19 related expenses and lost revenues for the year ended December 31, 2020 exceeded the amount of funds received. To the extent that reporting requirements and terms and conditions are subsequently modified, it may affect the Company’s ability to comply and ability to retain the funds. The following table summarizes the quarterly recognition of general distribution payments recognized in other expense (income), net in the Company's 2020 statements of operations (in millions):

Three Months Ended
March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total
$—	$44.3	$23.1	$24.1	$91.5
•The Company applied for and attained approval to receive $26.7 million of Medicare Accelerated and Advance Payment Program ("MAAPP") funds during the quarter ended June 30, 2020. During the quarter ended June 30, 2021, the Company repaid $3.8 million in MAAPP funds, with remaining amounts required to be repaid by the quarter ending September 30, 2022. Because the Company has not yet met all required performance obligations or performed the services related to the remaining funds, as of June 30, 2021 and December 31, 2020, $22.6 million and $15.5 million of the funds are recorded in accrued expenses and other liabilities, respectively, and $0.3 million and $11.2 million of the funds are recorded in other non-current liabilities, respectively. The Company expects nearly all remaining advanced payments to be applied by the quarter ending June 30, 2022.
•The Company elected to defer depositing the employer portion of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free. Related to these payments, as of June 30, 2021 and December 31, 2020, $5.5 million is included in accrued expenses and other liabilities and $5.5 million is included in other non-current liabilities.
Market and industry trends and factors

•Outpatient physical therapy services growth. Outpatient physical therapy continues to play a key role in treating musculoskeletal conditions for patients. According to the Centers for Medicare & Medicaid Services ("CMS"), musculoskeletal conditions impact individuals of all ages and include some of the most common health issues in the U.S. As healthcare trends in the U.S. continue to evolve, with a growing focus on value-based care emphasizing up-front, conservative care to deliver better outcomes, quality healthcare services addressing such conditions in lower cost outpatient settings may continue increasing in prevalence.

•U.S. population demographics. The population of adults aged 65 and older in the U.S. is expected to continue to grow and thus expand the Company’s market opportunity. According to the U.S. Census Bureau, the population of adults over the age of 65 is expected to grow 40% from 2016 through 2030.

•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. Beginning in January 2021, the Company observed a reduction of Medicare reimbursement rates of approximately 3% in accordance with the Medicare physician fee schedule for therapy services. A further reduction of 2% through sequestration relief has been postponed until December 31, 2021. The proposed 2022 budget, released by CMS in July 2021, calls for an approximate 3.5% further reduction in reimbursement rates as well as a 15% decrease in payments for services performed by physical therapy assistants. The sequestration relief expiring on December 31, 2021 will result in an incremental 2% reduction in reimbursement unless acted upon through a Congressional measure.
•Workers’ compensation funding. Payments received under certain workers’ compensation arrangements may be based on predetermined state fee schedules, which may be impacted by changes in state funding.

•Number of people with private health insurance. Physical therapy services are often covered by private health insurance. Individuals covered by private health insurance may be more likely to use healthcare services because it helps offset the cost of such services. As health insurance coverage rises, demand for physical therapy services tends to also increase.
Key Components of Operating Results

Net patient revenue. Net patient revenues are recorded for physical therapy services that the Company provides to patients including physical therapy, work conditioning, hand therapy, aquatic therapy and functional capacity assessment. Net patient revenue is recognized based on contracted amounts with payors or other established rates, adjusted for the estimated effects of any variable consideration, such as contractual allowances and implicit price concessions. Visit volume is primarily driven by conversion of physician referrals and marketing efforts.
Other revenue. Other revenue consists of revenue generated by our AWS, MSA, Home Health and Sports Medicine service lines.
Salaries and related costs. Salaries and related costs consist primarily of wages and benefits for our healthcare professionals engaged directly and indirectly in providing services to patients.
Rent, clinic supplies, contract labor and other. Comprised of non-salary, clinic related expenses consisting of rent, clinic supplies, contract labor and other costs including travel expenses and depreciation at our clinics.
Provision for doubtful accounts. Provision for doubtful accounts represents the Company’s estimate of net patient revenue recorded during the period that may ultimately prove uncollectible based on historical write-off experience.
Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of wages and benefits for corporate personnel, corporate outside services, marketing costs, depreciation of corporate fixed assets, amortization of intangible assets and certain corporate level professional fees, including those related to legal, accounting and payroll.

Goodwill and intangible asset impairment charges. Goodwill and intangible asset impairment charges represent non-cash charges associated with the write-down of both goodwill and trade name indefinite-lived intangible assets due to the acceleration of clinician attrition, competition for clinicians in the current labor market and net patient revenue per visit decreases primarily driven by unfavorable payor, state and service mix shifts.
Change in fair value of warrant liability. Represents non-cash amounts related to the change in the estimated fair value of Public Warrants and Private Placement Warrants.
Change in fair value of contingent common shares liability. Represents non-cash amounts related to the change in the estimated fair value of Earnout Shares and Vesting Shares.
Loss on settlement of redeemable preferred stock. Represents the loss on settlement of the redeemable preferred stock liability based on the value of cash and equity provided to preferred stockholders in relation to the outstanding redeemable preferred stock liability at the time of the closing of the Business Combination.
Interest expense, net. Interest expense includes the cost of borrowing under the Company’s credit facility and amortization of deferred financing costs.
Interest expense on redeemable preferred stock. Represents interest expense related to accruing dividends on the Company’s redeemable preferred stock based on contract terms.
Other expense (income). Other expense (income) is comprised of income statement activity not related to the core operations of the Company.
Key Business Metrics
When evaluating the results of operations, management has identified a number of metrics that allow for specific evaluation of performance on a more detailed basis. See “Results of Operations” for further discussion on financial statement metrics such as net operating revenue, net income, EBITDA and Adjusted EBITDA.
Patient visits
As the main operations of the Company are driven by physical therapy services provided to patients, management considers total patient visits to be a key volume measure of such services. In addition to total patient visits, management analyzes (1) average VPD calculated as total patient visits divided by business days for the period, as this allows for comparability between time periods with an unequal number of business days, and (2) average VPD per clinic, calculated as average VPD divided by the average number of owned clinics open during the period.

Net patient revenue ("NPR") per visit
The Company calculates net patient revenue per visit, its most significant reimbursement metric, by dividing net patient revenue in a period by total patient visits in the same period.

Clinics
To better understand geographical and location-based trends, the Company evaluates metrics based on the 889 owned and 23 managed clinic locations as of June 30, 2021. De novo clinics represent organic new clinics opened during the current period based on sophisticated site selection analytics. Acqui-novo clinics represent an existing clinic, not previously owned by the Company, in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. Same clinic revenue growth rate identifies revenue growth year over year on clinics that have been operating for over one year. This metric is determined by isolating the population of clinics that have been open for at least 12 months and calculating the percentage change in revenue of this population between the current and prior period.

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of clinics owned (end of period)	889	866	889	866
Number of clinics managed (end of period)	23	31	23	31
De novo and acqui-novo clinics opened during the period	10	4	20	7
Business days	64	64	127	128
Average visits per day	21,569	12,643	20,553	17,749
Average visits per day per clinic	24.3	14.6	23.3	20.5
Total patient visits	1,380,392	809,183	2,610,178	2,271,927
Net patient revenue per visit	$106.26	$117.41	$106.87	$114.41
Same clinic revenue growth rate	48.9%	(48.6)%	5.2%	(27.5)%
The following table provides a rollforward of activity related to the number of clinics owned during the corresponding periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of clinics owned (beginning of period)	882	868	875	872
Add: De novo and acqui-novo clinics opened during the period	10	4	20	7
Less: Clinics closed/sold during the period	3	6	6	13
Number of clinics owned (end of period)	889	866	889	866

Results of Operations
Three months ended June 30, 2021 compared to three months ended June 30, 2020
The following table summarizes the Company’s consolidated results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$146,679	89.4%	$95,003	88.2%	$51,676	54.4%
Other revenue	17,354	10.6%	12,751	11.8%	4,603	36.1%
Net operating revenue	164,033	100.0%	107,754	100.0%	56,279	52.2%
Clinic operating costs:
Salaries and related costs	80,917	49.3%	53,966	50.1%	26,951	49.9%
Rent, clinic supplies, contract labor and other	44,079	26.9%	38,708	35.9%	5,371	13.9%
Provision for doubtful accounts	3,585	2.2%	3,941	3.7%	(356)	(9.0)%
Total clinic operating costs	128,581	78.4%	96,615	89.7%	31,966	33.1%
Selling, general and administrative expenses	26,391	16.1%	24,791	23.0%	1,600	6.5%
Goodwill and intangible asset impairment charges	467,118	284.8%	—	—%	467,118	n/m
Operating loss	(458,057)	(279.2)%	(13,652)	(12.7)%	(444,405)	n/m
Change in fair value of warrant liability	(4,539)	(2.8)%	—	—%	(4,539)	n/m
Change in fair value of contingent common shares liability	(20,948)	(12.8)%	—	—%	(20,948)	n/m
Loss on settlement of redeemable preferred stock	14,037	8.6%	—	—%	14,037	n/m
Interest expense, net	15,632	9.5%	17,683	16.4%	(2,051)	(11.6)%
Interest expense on redeemable preferred stock	4,779	2.9%	4,604	4.3%	175	3.8%
Other expense (income), net	5,626	3.4%	(44,103)	(40.9)%	49,729	(112.8)%
(Loss) income before taxes	(472,644)	(288.1)%	8,164	7.6%	(480,808)	n/m
Income tax (benefit) expense	(20,183)	(12.3)%	3,568	3.3%	(23,751)	n/m
Net (loss) income	$(452,461)	(275.8)%	$4,596	4.3%	$(457,057)	n/m

Net patient revenue. Net patient revenue for the three months ended June 30, 2021 was $146.7 million compared to $95.0 million for the three months ended June 30, 2020, an increase of $51.7 million or 54.4%.

The increase in net patient revenue was primarily driven by increased visit volumes as a result of COVID-19 restrictions in local markets evolving and referral levels improving, partially offset by unfavorable net patient revenue per visit. Total patient visits increased by approximately 0.6 million visits, or 70.6%, driving an increase in average visits per day of 8,926, or 70.6%. Net patient revenue per visit decreased $11.15, or 9.5%, to $106.26 for the three months ended June 30, 2021. The decrease in net patient revenue per visit during the three months ended June 30, 2021 was primarily driven by unfavorable mix shifts related to payor classes, states and services.

The following chart reflects additional detail with respect to drivers of the change in net patient revenue (in millions).

$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$95.0
$67.1
$(15.4)
$146.7
2020 Q2 Net patient revenue
Volume
NPR per visit
2021 Q2 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the three months ended June 30, 2021 was $17.4 million compared to $12.8 million for the three months ended June 30, 2020, an increase of $4.6 million or 36.1%. The increase in other revenue was primarily driven by higher volumes in the Sports Medicine and MSA service lines as a result of the evolution of COVID-19 restrictions, as well as higher volumes in the AWS service line as a result of the evolution of COVID-19 restrictions and expanded offerings in new locations.
Salaries and related costs. Salaries and related costs for the three months ended June 30, 2021 were $80.9 million compared to $54.0 million for the three months ended June 30, 2020, an increase of $27.0 million or 49.9%. Salaries and related costs as a percentage of net operating revenue was 49.3% and 50.1% for the three months ended June 30, 2021 and 2020, respectively. The increase of $27.0 million was primarily due to higher level of wages and benefits as the Company increased its labor supply as a result of higher demand for patient services. The decrease as a percentage of net operating revenue was primarily driven by improved cost leverage due to higher visit volumes and higher clinic labor productivity.

Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the three months ended June 30, 2021 were $44.1 million compared to $38.7 million for the three months ended June 30, 2020, an increase of $5.4 million or 13.9%. Rent, clinic supplies, contract labor and other costs as a percentage of net operating revenue was 26.9% and 35.9% for the three months ended June 30, 2021 and 2020, respectively. The $5.4 million increase was primarily driven by a higher clinic count for the three months ended June 30, 2021. The decrease as a percentage of net operating revenue was primarily driven by favorable changes to cost leverage of the Company’s facilities-related fixed costs due to higher visit volumes.

Provision for doubtful accounts. Provision for doubtful accounts for the three months ended June 30, 2021 was $3.6 million compared to $3.9 million for the three months ended June 30, 2020, a decrease of $0.4 million or 9.0%. Provision for doubtful accounts as a percentage of net operating revenue was 2.2% and 3.7% for the three months ended June 30, 2021 and 2020, respectively. The decrease of $0.4 million and decrease as percentage of revenue was primarily driven by favorable cash collections for the three months ended June 30, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2021 were $26.4 million compared to $24.8 million for the three months ended June 30, 2020, an increase of $1.6 million or 6.5%. Selling, general and administrative expenses as a percentage of net operating revenue was 16.1% and 23.0% for the three months ended June 30, 2021 and 2020, respectively. The increase of $1.6 million was primarily due to higher transaction expenses, external consulting costs, share-based compensation and employee-related costs, partially offset by lower business optimization costs during the three months ended June 30, 2021. The decrease as a percentage of revenue relates to favorable changes to cost leverage in a period of higher visit volumes due to selling, general and administrative costs being more fixed in nature.
Goodwill and intangible asset impairment charges. Goodwill and intangible asset impairment charges for the three months ended June 30, 2021 was $467.1 million. The amount relates to the non-cash write-down of both goodwill and trade name indefinite-lived intangible assets due to the acceleration of clinician attrition, competition for clinicians in the labor market and net patient revenue per visit decreases primarily driven by unfavorable payor, state and service mix shifts.
Change in fair value of warrant liability. Change in fair value of warrant liability for the three months ended June 30, 2021 was $4.5 million. The amount relates to the change in the estimated fair value of the Company’s Private Placement Warrants and Public Warrants between June 16, 2021, the date that the liabilities were established in connection with the closing of the Business Combination, and June 30, 2021.
Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the three months ended June 30, 2021 was $20.9 million. The amount relates to the change in the estimated fair value of the Company’s Earnout Shares and Vesting Shares between June 16, 2021, the date that the liabilities were established in connection with the closing of the Business Combination, and June 30, 2021.
Loss on settlement of redeemable preferred stock. Loss on settlement of redeemable preferred stock for the three months ended June 30, 2021 was $14.0 million. The loss is based on the value of cash and equity provided to preferred stockholders in relation to the outstanding redeemable preferred stock liability at the time of the closing of the Business Combination.
Interest expense, net. Interest expense, net for the three months ended June 30, 2021 was $15.6 million compared to $17.7 million for the three months ended June 30, 2020, a decrease of $2.1 million or 11.6%. The decrease in interest expense was primarily driven by lower effective interest rates under the Company’s first and second lien credit agreements during the three months ended June 30, 2021.

Interest expense on redeemable preferred stock. Interest expense on redeemable preferred stock for the three months ended June 30, 2021 was $4.8 million compared to $4.6 million for the three months ended June 30, 2020, an increase of $0.2 million or 3.8%. The increase was driven by contractual accrued dividend rate increases.
Other expense (income), net. Other expense, net for the three months ended June 30, 2021 was $5.6 million compared to $44.1 million of income for the three months ended June 30, 2020, a change of $49.7 million. The change was driven by $44.3 million of income related to general distribution payments under the Provider Relief Fund of the CARES Act in 2020 that did not recur in 2021. In addition, during the three months ended June 30, 2021, the Company recorded $5.5 million of charges related to the loss on debt extinguishment associated with the partial and full repayment of the first and second lien term loans.
Income tax (benefit) expense. Income tax benefit for the three months ended June 30, 2021 was $20.2 million compared to $3.6 million of expense for the three months ended June 30, 2020, a change of $23.8 million. The change was primarily driven by the difference in estimated annual effective tax rate applied to (loss) income before taxes for the respective periods. The effective tax rate was different between the respective periods primarily due to nondeductible impairment charges, nondeductible transaction costs, nondeductible loss on settlement of redeemable preferred stock and fair value adjustments related to liability-classified share-based instruments for the three months ended June 30, 2021, and the tax-effect of income related to general distribution payments recognized under the Provider Relief Fund of the CARES Act for the three months ended June 30, 2020.
Net (loss) income. Net loss for the three months ended June 30, 2021 was $452.5 million compared to net income of $4.6 million for the three months ended June 30, 2020, a change of $457.1 million. The change was primarily driven by goodwill and intangible asset impairment charges of $467.1 million and the absence of $44.3 million of income related to general distribution payments under the Provider Relief Fund of the CARES Act recognized in the three months ended June 30, 2020, partially offset by higher net operating revenue of $56.3 million.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

	Six Months Ended June 30,
	2021		2020		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$278,950	89.1%	$259,942	89.5%	$19,008	7.3%
Other revenue	34,145	10.9%	30,550	10.5%	3,595	11.8%
Net operating revenue	313,095	100.0%	290,492	100.0%	22,603	7.8%
Clinic operating costs:
Salaries and related costs	161,571	51.6%	149,315	51.4%	12,256	8.2%
Rent, clinic supplies, contract labor and other	87,375	27.9%	84,137	29.0%	3,238	3.8%
Provision for doubtful accounts	10,756	3.4%	9,961	3.4%	795	8.0%
Total clinic operating costs	259,702	82.9%	243,413	83.8%	16,289	6.7%
Selling, general and administrative expenses	51,117	16.3%	48,262	16.6%	2,855	5.9%
Goodwill and intangible asset impairment charges	467,118	149.2%	—	—%	467,118	n/m
Operating loss	(464,842)	(148.5)%	(1,183)	(0.4)%	(463,659)	n/m
Change in fair value of warrant liability	(4,539)	(1.4)%	—	—%	(4,539)	n/m
Change in fair value of contingent common shares liability	(20,948)	(6.7)%	—	—%	(20,948)	n/m
Loss on settlement of redeemable preferred stock	14,037	4.5%	—	—%	14,037	n/m
Interest expense, net	31,719	10.1%	35,541	12.2%	(3,822)	(10.8)%
Interest expense on redeemable preferred stock	10,087	3.2%	8,981	3.1%	1,106	12.3%
Other expense (income), net	5,779	1.8%	(43,971)	(15.1)%	49,750	(113.1)%
Loss before taxes	(500,977)	(160.0)%	(1,734)	(0.6)%	(499,243)	n/m
Income tax (benefit) expense	(30,698)	(9.8)%	1,776	0.6%	(32,474)	n/m
Net loss	(470,279)	(150.2)%	(3,510)	(1.2)%	(466,769)	n/m

Net patient revenue. Net patient revenue for the six months ended June 30, 2021 was $279.0 million compared to $259.9 million for the six months ended June 30, 2020, an increase of $19.0 million or 7.3%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of COVID-19 restrictions in local markets evolving and referral levels improving, partially offset by unfavorable net patient revenue per visit and one less business day in the current period. Total patient visits increased by approximately 0.3 million visits, or 14.9%, driving an increase in average visits per day of 2,804, or 15.8%. Net patient revenue per visit decreased $7.54, or 6.6%, to $106.87 for the six months ended June 30, 2021. The decrease in net patient revenue per visit during the six months ended June 30, 2021 was primarily driven by unfavorable mix shifts related to payor classes, states and services, and incremental reimbursement denials associated with clinical reorganization activity.

The following chart reflects additional detail with respect to drivers of the change in net patient revenue (in millions).

$400.0
$350.0
$300.0
$250.0
$200.0
$150.0
$100.0
$50.0
$259.9
$40.7
$(19.6)
$(2.0)
$279.0
2020 Q2 YTD Net patient revenue
Volume
NPR per visit
One less business day
2021 Q2 YTD Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the six months ended June 30, 2021 was $34.1 million compared to $30.6 million for the six months ended June 30, 2020, an increase of $3.6 million or 11.8%. The increase in other revenue was primarily driven by higher volumes in the Sports Medicine and MSA service lines as a result of the evolution of COVID-19 related restrictions, as well as higher volumes in the AWS service line as a result of the evolution of COVID-19 related restrictions and expanded offerings in new locations.
Salaries and related costs. Salaries and related costs for the six months ended June 30, 2021 were $161.6 million compared to $149.3 million for the six months ended June 30, 2020, an increase of $12.3 million or 8.2%. Salaries and related costs as a percentage of net operating revenue was 51.6% and 51.4% for the six months ended June 30, 2021 and 2020, respectively. The increase of $12.3 million was primarily due to the higher level of wages and benefits as the Company increased its labor supply as a result of higher demand for patient services. Total salaries and related costs as a percentage of net operating revenue was relatively consistent year over year.
Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the six months ended June 30, 2021 were $87.4 million compared to $84.1 million for the six months ended June 30, 2020, an increase of $3.2 million or 3.8%. Rent, clinic supplies, contract labor and other costs as a percentage of net operating revenue was 27.9% and 29.0% for the six months ended June 30, 2021 and 2020, respectively. The $3.2 million increase was primarily driven by higher clinic count during the six months ended June 30, 2021. The decrease as a percentage of net operating revenue was primarily driven by favorable changes to cost leverage of the Company’s facilities-related fixed costs due to higher visit volumes.
Provision for doubtful accounts. Provision for doubtful accounts for the six months ended June 30, 2021 was $10.8 million compared to $10.0 million for the six months ended June 30, 2020, an increase of $0.8 million or 8.0%. Provision for doubtful accounts as a percentage of net operating revenue for the six months ended June 30, 2021 and 2020 remained consistent year over year at 3.4%. The increase of $0.8 million was primarily driven by higher revenue associated with higher visit volumes during the six months ended June 30, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2021 were $51.1 million compared to $48.3 million for the six months ended June 30, 2020, an increase of $2.9 million or 5.9%. Selling, general and administrative expenses as a percentage of net operating revenue was 16.3% and 16.6% for the six months ended June 30, 2021 and 2020, respectively. The increase of $2.9 million was primarily due to higher transaction expenses, external consulting costs, share-based compensation and employee-related costs, partially offset by lower business optimization, reorganization and severance costs during the six months ended June 30, 2021. Selling, general and administrative expenses as a percentage of net operating revenue was relatively consistent year over year.
Goodwill and intangible asset impairment charges. Goodwill and intangible asset impairment charges for the six months ended June 30, 2021 was $467.1 million. The amount relates to the non-cash write-down of both goodwill and trade name indefinite-lived intangible assets resulting from the acceleration of clinician attrition, competition for clinicians in the current labor market and net patient revenue per visit decreases primarily driven by unfavorable payor, state and service mix shifts.
Change in fair value of warrant liability. Change in fair value of warrant liability for the six months ended June 30, 2021 was $4.5 million. The amount relates to the change in the estimated fair value of the Company’s Private Placement Warrants and Public Warrants between June 16, 2021, the date that the liabilities were established in connection with the closing of the Business Combination, and June 30, 2021.
Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the six months ended June 30, 2021 was $20.9 million. The amount relates to the change in the estimated fair value of the Company’s Earnout Shares and Vesting Shares between June 16, 2021, the date that the liabilities were established in connection with the closing of the Business Combination, and June 30, 2021.
Loss on settlement of redeemable preferred stock. Loss on settlement of redeemable preferred stock for the six months ended June 30, 2021 was $14.0 million. The loss is based on the value of cash and equity provided to preferred stockholders in relation to the outstanding redeemable preferred stock liability at the time of the closing of the Business Combination.
Interest expense, net. Interest expense, net for the six months ended June 30, 2021 was $31.7 million compared to $35.5 million for the six months ended June 30, 2020, a decrease of $3.8 million or 10.8%. The decrease in interest expense was primarily driven by lower effective interest rates under the Company’s first and second lien credit agreements during the six months ended June 30, 2021.
Interest expense on redeemable preferred stock. Interest expense on redeemable preferred stock for the six months ended June 30, 2021 was $10.1 million compared to $9.0 million for the six months ended June 30, 2020, an increase of $1.1 million or 12.3%. The increase was driven by contractual accrued dividend rate increases.
Other expense (income), net. Other expense, net for the six months ended June 30, 2021 was $5.8 million compared to $44.0 million of income for the six months ended June 30, 2020, a change of $49.8 million. The change was driven by $44.3 million of income related to general distribution payments under the Provider Relief Fund of the CARES Act in 2020 that did not recur in 2021. In addition, during the six months ended June 30, 2021, the Company recorded $5.5 million of charges related to the loss on debt extinguishment associated with the partial and full repayment of the first and second lien term loans.

Income tax (benefit) expense. Income tax benefit for the six months ended June 30, 2021 was $30.7 million compared to $1.8 million of expense for the six months ended June 30, 2020, a change of $32.5 million. The change was primarily driven by the difference in estimated annual effective tax rate applied to loss before taxes for the respective periods. The effective tax rate was different between the respective periods primarily due to nondeductible impairment charges, nondeductible transaction costs, nondeductible loss on settlement of redeemable preferred stock and fair value adjustments related to liability-classified share-based instruments for the six months ended June 30, 2021, and the tax-effect of income related to general distribution payments recognized under the Provider Relief Fund of the CARES Act for the six months ended June 30, 2020.
Net loss. Net loss for the six months ended June 30, 2021 was $470.3 million compared to $3.5 million for the six months ended June 30, 2020, an increase in loss of $466.8 million. The comparatively higher loss was primarily driven by goodwill and intangible asset impairment charges of $467.1 million.
Non-GAAP Financial Measures
The following table reconciles the supplemental non-GAAP financial measures, as defined under the rules of the SEC, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA are defined as net income from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”) and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, goodwill and intangible asset impairment charges, changes in fair value of warrant liability and contingent common shares liability, loss on debt extinguishment, loss on settlement of redeemable preferred stock, business optimization costs, reorganization and severance costs, transaction and integration costs, charges related to lease terminations, share-based compensation and pre-opening de novo costs (“Adjusted EBITDA”).
We present EBITDA and Adjusted EBITDA because they are key measures used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions. The Company believes EBITDA and Adjusted EBITDA are useful to investors for the purposes of comparing our results period-to-period and alongside peers and understanding and evaluating our operating results in the same manner as our management team and board of directors.
These supplemental measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented. In addition, since these non-GAAP measures are not determined in accordance with GAAP, they are susceptible to varying calculations and may not be comparable to other similarly titled non-GAAP measures of other companies.
EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The following is a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA (each of which is a non-GAAP financial measure) for each of the periods indicated. For additional information on these non-GAAP financial measures, see “Non-GAAP Financial Measures” above.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net (loss) income	$(452,461)	$4,596	$(470,279)	$(3,510)
Plus (minus):
Net loss (income) attributable to non-controlling interest	3,769	(1,855)	2,460	(3,185)
Interest expense, net	15,632	17,683	31,719	35,541
Interest expense on redeemable preferred stock	4,779	4,604	10,087	8,981
Income tax (benefit) expense	(20,183)	3,568	(30,698)	1,776
Depreciation and amortization expense	9,149	9,763	18,768	19,748
EBITDA	$(439,315)	$38,359	$(437,943)	$59,351
Goodwill and intangible asset impairment charges(1)	467,118	—	467,118	—
Goodwill and intangible asset impairment charges attributable to non-controlling interest(1)	(5,021)	—	(5,021)	—
Changes in fair value of warrant liability and contingent common shares liability(2)	(25,487)	—	(25,487)	—
Loss on debt extinguishment(3)	5,534	—	5,534	—
Loss on settlement of redeemable preferred stock(4)	14,037	—	14,037	—
Transaction and integration costs(5)	3,580	100	6,498	968
Share-based compensation	3,112	466	3,616	960
Pre-opening de novo costs(6)	441	268	875	862
Reorganization and severance costs(7)	—	1,255	362	2,397
Business optimization costs(8)	—	5,011	—	7,408
Adjusted EBITDA	$23,999	$45,459	$29,589	$71,946
(1)Represents non-cash charges related to the write-down of goodwill and trade name indefinite-lived intangible assets. Refer to Note 5 of the accompanying condensed consolidated financial statements for further details.
(2)Represents non-cash amounts related to the change in the estimated fair value of Warrants, Earnout Shares and Vesting Shares. Refer to Notes 3, 12 and 13 of the accompanying condensed consolidated financial statements for further details.
(3)Represents charges related to the derecognition of the proportionate amount of remaining unamortized deferred financing costs and original issuance discount associated with the partial repayment of the first lien term loan and derecognition of the unamortized original issuance discount associated with the full repayment of the subordinated second lien term loan. Refer to Note 8 of the accompanying condensed consolidated financial statements for further details.
(4)Represents loss on settlement of redeemable preferred stock based on the value of cash and equity provided to preferred stockholders in relation to the outstanding redeemable preferred stock liability at the time of the closing of the Business Combination.
(5)Represents costs related to the Business Combination, clinic acquisitions and acquisition-related integration and consulting and planning costs related to preparation to operate as a public company.

(6)Represents expenses associated with renovation, equipment and marketing costs relating to the start-up and launch of new locations incurred prior to opening.
(7)Represents severance, consulting and other costs related to discrete initiatives focused on reorganization and delayering of the Company’s labor model, management structure and support functions.
(8)Represents non-recurring costs to optimize our platform and ATI transformative initiatives. Costs primarily relate to duplicate costs driven by IT and Revenue Cycle Management conversions, labor related costs during the transition of key positions and other incremental costs of driving optimization initiatives.
Liquidity and Capital Resources
Our principal sources of liquidity are operating cash flows, borrowings under our credit agreements and proceeds from equity issuances. We have used these funds to meet our short-term and long-term capital uses, which consist of salaries, benefits and other employee-related expenses, rent, clinical supplies, outside services, capital expenditures, acquisitions, de novos and acqui-novos and debt service. Our capital expenditure requirements will depend on many factors, including de novo openings, patient volume and revenue growth rates.
We may be required to seek additional equity or debt financing in connection with the business. If additional financing is necessary from outside sources, we may not be able to raise it on acceptable terms or at all, and the cost or availability of future financing may be impacted by financial market conditions, including future developments related to the COVID-19 pandemic. While we expect the disruption caused by COVID-19 to be temporary, we cannot predict the duration of any such disruption, and if such disruption continues for an extended period, it could have a material impact on the Company’s liquidity and financial condition. If additional capital is unavailable when desired, our business, results of operations and financial condition would be materially and adversely affected. We believe our operating cash flow, combined with our existing cash, cash equivalents and credit facility, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months.
As of June 30, 2021 and December 31, 2020, we had $90.6 million and $142.1 million in cash and cash equivalents, respectively, and $70.0 million available under our revolving credit facility, less $1.2 million of outstanding letters of credit. For the six months ended June 30, 2021, we had operating cash outflows of $27.1 million driven by items including expenses related to activity associated with the Business Combination, payments on credit balances due to patients and payors and partial repayment of MAAPP funds.
As part of the Business Combination, the Company received cash of $345.0 million from cash in trust with FAII and $300.0 million of cash from the PIPE investment, net of $89.9 million of cash used for redemptions and Wilco Holdco and FAII transaction costs. The funds received by the Company were used for full repayment of the second lien term loan of $231.3 million, partial repayment of the first lien term loan of $216.7 million, cash payment to Wilco Holdco preferred stockholders of $59.0 million and Wilco Holdco transaction costs. Refer to Note 3 - Business Combination in the condensed consolidated financial statements for further details.
As of June 30, 2021 and December 31, 2020, the Company had $22.9 million and $26.7 million of MAAPP funds contributing to the balance of cash and cash equivalents, respectively. In addition, as of June 30, 2021 and December 31, 2020, the Company had $11.0 million of deferred Social Security taxes contributing to the balance of cash and cash equivalents. The Company began applying MAAPP funds to Medicare billings in the second quarter of 2021 and expects to begin remitting payments on its deferred employer Social Security taxes in 2021 and 2022. As noted previously, during the year ended December 31, 2020, the Company received approximately $91.5 million of general distribution payments under the Provider Relief Fund of the CARES Act.

We make reasonable and appropriate efforts to collect accounts receivable, including payor amounts and applicable patient deductibles, co-payments and co-insurance, in a consistent manner for all payor types. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect.
2016 first and second lien credit agreements
On May 10, 2016, ATI Holdings Acquisition, Inc. (the “Borrower”) entered into (a) a First Lien Credit Agreement (the “First Lien Credit Agreement”) with, among others, the lenders party thereto and Barclays Bank PLC, as administrative agent, and (b) a Second Lien Credit Agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements” and each, a “Credit Agreement”) with, among others, the lenders party thereto and Wilmington Trust, National Association, as administrative agent.
In connection with the Business Combination on June 16, 2021, the Company paid down $216.7 million under its first lien term loan and paid $231.3 million to settle its second lien subordinated term loan.
The aggregate outstanding principal amount under the First Lien Credit Agreement was $554.9 million as of June 30, 2021 and the aggregate outstanding principal under the Credit Agreements was $999.6 million as of December 31, 2020. The term loan under the First Lien Credit Agreement is payable in quarterly installments and matures on May 10, 2023.
The First Lien Credit Agreement includes a revolving credit facility with a maximum borrowing capacity of $70.0 million, including $15.0 million sub-limit for swingline loans and amounts available for letters of credit. The issuance of such letters of credit and the making of swingline loans reduces the amount available under the applicable revolving credit facility. The Borrower may make draws under the revolving credit facility to make or purchase additional investments and for general working capital purposes until the maturity date of the revolving credit facility.
The revolving facility under the First Lien Credit Agreement matures on May 10, 2023 unless (a) as of February 9, 2023 (the “Springing Maturity Date”), either (i) more than $100.0 million of first lien term loans remain outstanding on the Springing Maturity Date or (ii) the debt incurred to refinance any portion of the first lien term loans in excess of $100.0 million does not satisfy specified parameters, in which case the first lien revolving facility will mature on February 9, 2023, or (b) the Borrower makes certain prohibited restricted payments, in which case the first lien revolving facility will mature on the date of such restricted payment.
The 2016 first lien credit arrangement is guaranteed by Wilco Intermediate Holdings, Inc. and its domestic subsidiaries, subject to customary exceptions (collectively, the “Guarantors”) and secured by substantially all of the assets of the Borrower and Guarantors.
The borrowings under the Credit Agreement bear interest, at the Borrower’s election, at a base interest rate of the Alternate Base Rate (“ABR”) or London InterBank Offered Rate (“LIBOR”) plus an interest rate spread, as defined in the Credit Agreement. The ABR is the highest of (i) the federal funds rate plus 0.50%, (ii) one-month LIBOR plus 1.00%, and (iii) the prime rate. The LIBOR term may be one, two, three, or six months (or, to the extent available, 12 months or a shorter period).

The per annum interest rate spread for revolving and swingline loans are based on a pricing grid with applicable margin determined by the first lien leverage ratio. As of June 30, 2021, the applicable interest rate spreads were 3.25% for ABR revolving loans and 4.25% for LIBOR revolving loans. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee of between 0.25% and 0.50% per annum on any unused portion of the revolving credit facility based on the pricing grid and our first lien leverage ratio.
The per annum interest rate spread for first lien term loan is (a) 2.50% for ABR loans and (b) 3.50% for LIBOR loans. As of June 30, 2021 and December 31, 2020, the effective interest rate for the first lien term loan was 4.9%.
The Credit Agreement contains covenants with which the Borrower must comply. For the First Lien Credit Agreement, the Borrower must maintain, as of the last day of each fiscal quarter when the sum of the outstanding balance of revolving loans, swingline loans and certain letters of credit exceeds 30% of the total revolving credit facility commitment, a ratio of consolidated first lien net debt to consolidated adjusted EBITDA, as defined in the Credit Agreement, not to exceed 6.25:1.00. As of June 30, 2021 and December 31, 2020, the Borrower was in compliance with the financial covenant contained in the First Lien Credit Agreement.
Consolidated Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
($ in thousands)	2021	2020

Net cash (used in) provided by operating activities	(27,109)	120,612
Net cash used in investing activities	(18,943)	(11,232)
Net cash used in financing activities	(5,507)	(5,636)
Net (decrease) increase in cash and cash equivalents	(51,559)	103,744
Cash and cash equivalents at beginning of period	142,128	38,303
Cash and cash equivalents at end of period	$90,569	$142,047
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Net cash used in operating activities for the six months ended June 30, 2021 was $27.1 million compared to $120.6 million provided by operating activities for the six months ended June 30, 2020 a change of $147.7 million. The change was primarily the result of higher cash outflows from expenses related to activity associated with the Business Combination, payments on credit balances due to patients and payors, partial repayment of MAAPP funds, year-over-year collection of accounts receivable, the 2020 inflow of $26.7 million of MAAPP funds not recurring in 2021, and the 2020 inflow of $91.5 million of general distribution payments under the Provider Relief Fund of the CARES Act not recurring in 2021.
Net cash used in investing activities for the six months ended June 30, 2021 was $18.9 million compared to $11.2 million for the six months ended June 30, 2020, an increase of $7.7 million. The increase is primarily driven by $7.9 million of higher capital expenditures during the six months ended June 30, 2021 as a result of a higher number of new clinics in the current period.

Net cash used in financing activities for the six months ended June 30, 2021 was $5.5 million compared to $5.6 million of cash used in financing activities for the six months ended June 30, 2020, a decrease of $0.1 million. Though the change was immaterial, offsetting amounts during the six months ended June 30, 2021 include cash inflows related to the Business Combination of $510.1 million, offset by debt repayments of $452.1 million and cash payments related to the Wilco Series A preferred stock of $59.0 million.
Commitments and Contingencies
In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations or financial condition, which would require disclosure of the contingency and the possible range of loss. Refer to Note 17 to our condensed consolidated financial statements included elsewhere in this Quarterly report for further information.
We enter into contractual obligations and commitments from time to time in the normal course of business, primarily related to our debt financing and operating leases. Refer to Notes 8 and 16 to our condensed consolidated financial statements included elsewhere in this Quarterly report for further information.
Off-Balance Sheet Arrangements
As of June 30, 2021 and December 31, 2020, the Company did not have any off-balance sheet arrangements.
Critical Accounting Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of the Company’s condensed consolidated financial statements requires its management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. The Company’s management bases its estimates, assumptions and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Different assumptions and judgments would change the estimates used in the preparation of the Company’s condensed consolidated financial statements which, in turn, could change the results from those reported. In addition, actual results may differ from these estimates and such differences could be material to the Company’s financial position and results of operations.
Critical accounting estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting estimates in relation to its condensed consolidated financial statements include those related to:

•Patient revenue recognition and allowance for doubtful accounts
•Realization of deferred tax assets
•Goodwill and intangible assets

Additional information related to our critical accounting estimates can be found in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” of our audited consolidated financial statements included in our amended S-1 registration statement filed with the SEC on July 28, 2021.

Patient revenue recognition and allowance for doubtful accounts
Net patient revenue
We provide an array of services to our patients including physical therapy, work conditioning, hand therapy, aquatic therapy, functional capacity assessment, sports medicine, wellness programs and home health. Net patient revenue consists of these physical therapy services.
Net patient revenue is recognized at an amount equal to the consideration the Company expects to receive from third-party payors, patients and others for services rendered when the performance obligations under the terms of the contract are satisfied.
There is an implied contract between the Company and the patient upon each patient visit resulting in the Company’s patient service performance obligation. Generally, the performance obligation is satisfied at a point in time, as each service provided is distinct and future services rendered are not dependent on previously rendered services. The Company has separate contractual agreements with third-party payors (e.g., insurers, managed care programs, government programs, workers' compensation) that provide for payments to the Company at amounts different from its established rates. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third-party payors. The payor contracts do not indicate performance obligations of the Company but indicate reimbursement rates for patients who are covered by those payors when the services are provided.
To determine the transaction price associated with the implied contract, the Company includes the estimated effects of any variable consideration, such as contractual allowances and implicit price concessions. When the Company has contracts with negotiated prices for services provided (contracted payors), the Company considers the contractual rates when estimating contractual allowances. Variable consideration is estimated using a portfolio approach that incorporates whether or not the Company has historical differences from negotiated rates due to non-compliance with contract provisions. Historical results indicate that it is probable that negotiated prices less variable consideration will be realized; therefore, this amount is deemed the transaction price and recorded as revenue. The Company records an estimated provision for doubtful accounts based on historical collections for claims with similar characteristics, such as location of service and type of third-party payor, at the time of recognition. Any subsequent impairment of the related receivable is recorded as provision for doubtful accounts.
For non-contracted payors, the Company determines the transaction price by applying established rates to the services provided and adjusting for contractual allowances provided to third-party payors and implicit price concessions. The Company estimates the contractual allowances and implicit price concessions using a portfolio approach based on historical collections for claims with similar characteristics, such as location of service and type of third-party payor, in relation to established rates, because the Company does not have a contract with the underlying payor. Any subsequent changes in estimate on the realization of the receivable is recorded as a revenue adjustment. Management believes that calculating at the portfolio level would not differ materially from considering each patient account separately.
The Company continually reviews the revenue transaction price estimation process to consider updates to laws and regulations and changes in third-party payor contractual terms that result from contract renegotiations and renewals. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors and government entities, which are often subject to interpretation, the Company may receive reimbursement for healthcare services that is different from the estimates, and such differences could be material.

In its evaluation of the revenue transaction price, management assesses historical collection experience in relation to contracted rates, or for non-contracted payors, established rates. The practice of applying historical collection experience to determine the revenue transaction price for current transactions involves significant judgment and estimation. Management subsequently monitors the appropriateness of its estimates for claims on a date of service basis as cash collections on previous periods mature. Actual cash collections upon maturity may differ from the transaction price estimated upon initial recognition, and such differences could be material. If initial revenue recognition estimates increased or decreased by 100 basis points, the impact to annual net patient revenue would be approximately $5.3 million. Management believes subsequent changes in estimate as a result of maturity of claims with dates of service in 2018, 2019 and 2020 have not been material to the consolidated statements of operations.
The following table disaggregates net patient revenue for each associated payor class for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Commercial	56.2%	50.2%	55.8%	51.4%
Government	23.8%	19.2%	23.2%	21.8%
Workers’ Compensation	14.7%	22.5%	15.3%	19.0%
Other (1)	5.3%	8.1%	5.7%	7.8%
	100.0%	100.0%	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury which by its nature may have longer-term collection characteristics relative to other payor classes.

The following table disaggregates accounts receivable, net associated with net patient revenue for each associated payor class as of:

	June 30, 2021	December 31, 2020
Commercial	44.1%	42.8%
Government	12.1%	11.2%
Workers’ Compensation	19.1%	18.6%
Other (1)	24.7%	27.4%
	100.0%	100.0%
(1) Other is primarily comprised of accounts receivable associated with net patient revenue related to auto personal injury.
Allowance for doubtful accounts
The allowance for doubtful accounts is based on estimates of losses related to receivable balances. The risk of collection varies based upon the service, the payor class and the patient’s ability to pay the amounts not reimbursed by the payor. The Company estimates the allowance for doubtful accounts based upon several factors, including the age of the outstanding receivables, the historical experience of collections, the impact of economic conditions and, in some cases, evaluating specific customer accounts for the ability to pay. Management judgment is used to assess the collectability of accounts and the ability of the Company’s customers to pay. The provision for doubtful accounts is included in clinic operating costs in the condensed consolidated statements of operations. When it is determined that a customer account is uncollectible, that balance is written off against the existing allowance.

Realization of deferred tax assets
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date.
We evaluate the realizability of deferred tax assets and reduce those assets using a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Among the factors used to assess the likelihood of realization are projections of future taxable income streams and the expected timing of the reversals of existing temporary differences. The judgments made at any point in time may be impacted by changes in tax codes, statutory tax rates or future taxable income levels. This could materially impact our assessment of the need for valuation allowance reserves and could cause our provision for income taxes to vary significantly from period to period.
Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill and indefinite-lived intangible assets under ASC Topic 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate that impairment may exist.
The cost of acquired businesses is allocated first to its identifiable assets, both tangible and intangible, based on estimated fair values. Costs allocated to finite-lived identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.
Goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment. If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. Fair value is determined using valuation techniques based on estimates, judgments and assumptions the Company believes are appropriate in the circumstances. The Company completed the annual impairment analysis of goodwill as of October 1, 2020 using an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected future revenue growth rates, EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples. The Company completed the annual impairment analysis of indefinite lived intangible assets as of October 1, 2020 using the relief from royalty approach. The key assumptions associated with determining the estimated fair value include projected revenue growth, the royalty rate and the discount rate.
The Company has one reporting unit for purposes of the Company’s annual goodwill impairment test. The Company concluded that no goodwill impairment occurred during the years ended December 31, 2020, 2019 and 2018.

In July 2021, the Company determined that the revision to its forecast, including factors related to the revision to its forecast, constitutes an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of $433.2 million related to goodwill and $33.7 million related to the trade name indefinite-lived intangible asset. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the condensed consolidated financial statements for further details.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected future revenue growth rates, EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, then our reporting unit or indefinite-lived intangible assets might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of goodwill and the Company’s trade name indefinite-lived intangible asset were impaired as of June 30, 2021 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates. Additionally, goodwill and indefinite-lived intangible assets associated with acquisitions that may occur in the future are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to impairment risk if business operating results or market conditions deteriorate.
To further illustrate sensitivity of the valuation models, if we had changed the assumptions used to estimate the fair value of our goodwill reporting unit and trade name indefinite-lived intangible asset in our most recent quantitative analysis, these isolated changes, which are reasonably possible to occur, would have led to the following approximate increase/(decrease) in the aggregate fair value of the reporting unit under the discounted cash flow analysis or trade name indefinite-lived intangible asset (in thousands):

	Discount rate		Terminal growth rate(1)		EBITDA margin		Royalty rate
	50 basis points		50 basis points		100 basis points		50 basis points
	Increase	Decrease	Increase	Decrease	Increase	Decrease	Increase	Decrease
Goodwill	$(70,000)	$90,000	$90,000	$(70,000)	$100,000	$(100,000)
Trade name	$(50,000)	$50,000					$60,000	$(60,000)
(1) A change of 100 basis points to our assumed non-terminal revenue growth rates would result in approximately $100 million of an estimated impact to the fair value of our goodwill reporting unit.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, “Basis of Presentation and Recent Accounting Standards" to the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to interest rate variability with regard to existing variable-rate debt instruments, which exposure primarily relates to movements in various interest rates, such as prime and LIBOR. The Company utilizes derivative instruments such as interest rate swaps for purposes of hedging exposures related to such variability. Management believes that the result of its interest rate cap reduces the risk of interest rate variability to an immaterial amount. As of June 30, 2021 and December 31, 2020, the fair value of the Company’s derivative instrument was a liability of $0.7 million and $2.1 million, respectively.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard is optional and may be applied by entities after March 12, 2020, but no later than December 31, 2022. The Company has certain debt instruments for which the interest rates are indexed to LIBOR, and as a result, is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our leadership team fulfilling the role of Principal Executive Officer (the Executive Chairman, the Chief Operating Officer, and the Chief Financial Officer) and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, the Company may be involved in legal proceedings or subject to claims. The outcome of any litigation and claims against the Company cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. Refer to Note 17 - Commitments and Contingencies in the condensed consolidated financial statements for further details.
Item 1A. Risk Factors
There have been no material changes from the Risk Factors previously disclosed in our amended S-1 registration statement filed with the SEC on July 28, 2021 (the "Amended S-1").
Investing in our securities involves a high degree of risk. Investors should carefully consider the risks described in the Amended S-1 and all of the other information set forth in this Form 10-Q, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our Common Stock. If any of the events or developments described in our Amended S-1 or herein occur, our business, financial condition, or results of operations could be materially or adversely affected. As a result, the market price of our Common Stock could decline, and investors could lose all or part of their investment. The risks and uncertainties described in our Amended S-1 and in this Form 10-Q are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. The risks discussed also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Notes Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 21, 2021, by and among Fortress Value Acquisition Corp. II, FVAC Merger Corp. II and Wilco Holdco, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company on February 22, 2021 and incorporated herein by reference).

4.1	Specimen Class A Common Stock Certificate (filed as Exhibit 4.2 to the Registration Statement on Form S-1 of the Company on July 24, 2020 and incorporated herein by reference).
4.2	Specimen Unit Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 of the Company on July 24, 2020 and incorporated herein by reference).
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.4 to the Registration Statement on Form S-1 on July 24, 2020 and incorporated herein by reference).
10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on February 22, 2021 and incorporated herein by reference).
10.2	Parent Sponsor Letter Agreement, dated as of February 21, 2021, by and among Fortress Value Acquisition Corp. II, Fortress Acquisition Sponsor II LLC, Wilco Holdco, Inc. and the other parties thereto (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on February 22, 2021 and incorporated herein by reference).
10.3	Stockholders Agreement dated February 21, 2021, by and among the Fortress Value Acquisition Corp. II and the other parties thereto (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on February 22, 2021 and incorporated herein by reference).
10.4	Amended and Restated Registration Rights Agreement, dated as of February 21, 2021, by and among Fortress Value Acquisition Corp. II, Fortress Acquisition Sponsor II LLC and the other parties thereto (filed as Exhibit 10.4 to the Current Report on Form 8-K of the Company on February 22, 2021 and incorporated herein by reference).
10.5	First Amendment to Amended and Restated Registration Rights Agreement, dated as of June 16, 2021, by and among Fortress Value Acquisition Corp. II, Fortress Acquisition Sponsor II LLC and the other parties thereto (filed as Exhibit 10.5 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference).
10.6	First Lien Credit Agreement, dated as of May 10, 2016, by and among, inter alios, ATI Holdings Acquisition, Inc., as borrower, the lenders from time to time party thereto and Barclays Bank PLC as administrative agent (filed as Exhibit 10.6 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference).
10.7	First Amendment to First Lien Credit Agreement, dated as of December 13, 2016, by and among, inter alios, ATI Holdings Acquisition, Inc., as borrower, the lenders from time to time party thereto and Barclays Bank PLC as administrative agent (filed as Exhibit 10.7 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference).
10.8	Second Amendment to First Lien Credit Agreement, dated as of June 29, 2017, by and among, inter alios, ATI Holdings Acquisition, Inc., as borrower, the lenders from time to time party thereto and Barclays Bank PLC as administrative agent (filed as Exhibit 10.8 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference).
10.9	Third Amendment to First Lien Credit Agreement, dated as of August 16, 2017, by and among, inter alios, ATI Holdings Acquisition, Inc., as borrower, the lenders from time to time party thereto and Barclays Bank PLC as administrative agent (filed as Exhibit 10.9 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference).

10.10	Fourth Amendment to First Lien Credit Agreement, dated as of August 16, 2017, by and among, inter alios, ATI Holdings Acquisition, Inc., as borrower, the lenders from time to time party thereto and Barclays Bank PLC as administrative agent (filed as Exhibit 10.10 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference).
10.11	Fifth Amendment to First Lien Credit Agreement, dated as of October 2, 2018, by and among, inter alios, ATI Holdings Acquisition, Inc., as borrower, the lenders from time to time party thereto and Barclays Bank PLC as administrative agent (filed as Exhibit 10.11 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference).
10.12	Employment Agreement, dated as of February 21, 2021, between Fortress Value Acquisition Corp. II and Labeed S. Diab (filed as Exhibit 10.5 to the Current Report on Form 8-K of the Company on February 22, 2021 and incorporated herein by reference).
10.13	Employment Agreement, dated as of February 21, 2021, between Fortress Value Acquisition Corp. II and Joseph Jordan (filed as Exhibit 10.6 to the Current Report on Form 8-K of the Company on February 22, 2021 and incorporated herein by reference).
10.14	Employment Agreement, dated as of May 14, 2021, between Fortress Value Acquisition Corp. II and Ray Wahl (filed as Annex J to the Definitive Proxy Statement of the Company filed on May 14, 2021 and incorporated herein by reference).
10.15	Employment Agreement, dated as of May 14, 2021, between Fortress Value Acquisition Corp. II and Cedric Coco (filed as Annex K to the Definitive Proxy Statement of the Company filed on May 14, 2021 and incorporated herein by reference).
10.16	ATI Physical Therapy 2021 Equity Incentive Plan (filed as Annex L to the Definitive Proxy Statement of the Company filed on May 14, 2021 and incorporated herein by reference).
10.17	Form of Indemnity Agreement (filed as Exhibit 10.17 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference).
16.1	Letter from WithumSmith+Brown, PC to the SEC (filed as Exhibit 16.1 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Principal Operations Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer, Principal Financial Officer, and Principal Operations Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ATI PHYSICAL THERAPY, INC.

Date: August 16, 2021

/s/ JOSEPH JORDAN
Joseph Jordan
Chief Financial Officer