Form 10-Q
period 2021-09-30
ATI Physical Therapy, Inc.
filed 2021-11-17
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 11, 2021, there were approximately 207,282,536 and 197,254,406 shares of the registrant's common stock issued and outstanding, respectively.

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
•risks related to the impact on our workforce of mandatory COVID-19 vaccination of employees;
•changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis;
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
•the outcome of any legal matters or proceedings instituted against us or any of our directors or officers, and whether insurance coverage will be available and/or adequate to cover such matters or proceedings;

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

PART I - FINANCIAL INFORMATION - UNAUDITED

Item 1. Financial Statements
ATI Physical Therapy, Inc.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$66,092	$142,128
Accounts receivable (net of allowance for doubtful accounts of $56,759 and $69,693 at September 30, 2021 and December 31, 2020, respectively)	85,001	90,707
Other current assets	12,317	6,027
Total current assets	163,410	238,862

Non-current assets:
Property and equipment, net	134,862	137,174
Operating lease right-of-use assets	253,808	258,227
Goodwill	603,287	1,330,085
Trade name and other intangible assets, net	411,095	644,339
Other non-current assets	1,941	1,685
Total assets	$1,568,403	$2,610,372

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$11,022	$12,148
Accrued expenses and other liabilities	57,505	70,690
Current portion of operating lease liabilities	48,499	52,395
Current portion of long-term debt	8,167	8,167
Total current liabilities	125,193	143,400

Long-term debt, net	545,283	991,418
Redeemable preferred stock	—	163,329
Warrant liability	6,512	—
Contingent common shares liability	53,235	—
Deferred income tax liabilities	79,882	138,547
Operating lease liabilities	248,965	253,990
Other non-current liabilities	7,231	18,571
Total liabilities	1,066,301	1,709,255

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.0001 par value; 1.0 million shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 470.0 million shares authorized; 207.3 million shares issued, 197.3 million shares outstanding at September 30, 2021; 138.9 million shares issued, 128.3 million shares outstanding at December 31, 2020	20	13
Additional paid-in capital	1,350,707	954,728
Accumulated other comprehensive loss	(529)	(1,907)
Accumulated deficit	(854,999)	(68,804)
Total ATI Physical Therapy, Inc. equity	495,199	884,030
Non-controlling interests	6,903	17,087
Total stockholders' equity	502,102	901,117
Total liabilities and stockholders' equity	$1,568,403	$2,610,372
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net patient revenue	$141,855	$132,803	$420,805	$392,745
Other revenue	17,158	15,852	51,303	46,402
Net operating revenue	159,013	148,655	472,108	439,147

Clinic operating costs:
Salaries and related costs	86,838	78,039	248,409	227,354
Rent, clinic supplies, contract labor and other	45,765	39,183	133,140	123,320
Provision for doubtful accounts	3,514	2,938	14,270	12,899
Total clinic operating costs	136,117	120,160	395,819	363,573
Selling, general and administrative expenses	30,795	26,026	81,912	74,288
Goodwill and intangible asset impairment charges	508,972	—	962,303	—
Operating (loss) income	(516,871)	2,469	(967,926)	1,286
Change in fair value of warrant liability (Note 12)	(15,885)	—	(20,424)	—
Change in fair value of contingent common shares liability (Note 13)	(146,317)	—	(167,265)	—
Loss on settlement of redeemable preferred stock	—	—	14,037	—
Interest expense, net	7,386	17,346	39,105	52,887
Interest expense on redeemable preferred stock	—	4,896	10,087	13,877
Other expense (income), net	52	(23,117)	5,831	(67,088)
(Loss) income before taxes	(362,107)	3,344	(849,297)	1,610
Income tax (benefit) expense	(28,287)	2,322	(58,533)	4,098
Net (loss) income	(333,820)	1,022	(790,764)	(2,488)
Net (loss) income attributable to non-controlling interest	(2,109)	901	(4,569)	4,086
Net (loss) income attributable to ATI Physical Therapy, Inc.	$(331,711)	$121	$(786,195)	$(6,574)

(Loss) earnings per share of Class A common stock:
Basic	$(1.68)	$0.00	$(5.07)	$(0.05)
Diluted	$(1.68)	$0.00	$(5.07)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	196,996	128,286	155,197	128,286

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
($ in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net (loss) income attributable to ATI Physical Therapy, Inc.	$(331,711)	$121	$(786,195)	$(6,574)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	181	(1,133)	1,378	(692)
Comprehensive loss	$(331,530)	$(1,012)	$(784,817)	$(7,266)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
($ in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	938,557	$9	$954,732	$(1,907)	$(68,804)	$17,087	$901,117
Retrospective application of reverse recapitalization	127,346,957	4	(4)	—	—	—	—
Adjusted balance at January 1, 2021	128,285,514	$13	$954,728	$(1,907)	$(68,804)	$17,087	$901,117
Share-based compensation	—	—	504	—	—	—	504
Other comprehensive income (1)	—	—	—	561	—	—	561
Distribution to non-controlling interest holder	—	—	—	—	—	(3,575)	(3,575)
Net income attributable to non-controlling interest	—	—	—	—	—	1,309	1,309
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	(19,127)	—	(19,127)
Balance at March 31, 2021	128,285,514	$13	$955,232	$(1,346)	$(87,931)	$14,821	$880,789
Net proceeds from FAII in Business Combination	25,512,254	3	210,102	—	—	—	210,105
Shares issued through PIPE investment	30,000,000	3	299,997	—	—	—	300,000
Shares issued to Wilco Holdco Series A Preferred stockholders	12,845,282	1	128,452	—	—	—	128,453
Warrant liability recognized upon the closing of the Business Combination	—	—	(26,936)	—	—	—	(26,936)
Contingent common shares liability recognized upon the closing of the Business Combination	—	—	(220,500)	—	—	—	(220,500)
Share-based compensation	—	—	3,112	—	—	—	3,112
Other comprehensive income (1)	—	—	—	636	—	—	636
Distribution to non-controlling interest holder	—	—	—	—	—	(920)	(920)
Net loss attributable to non-controlling interest	—	—	—	—	—	(3,769)	(3,769)
Net loss attributable to ATI Physical Therapy, Inc. (2)	—	—	—	—	(435,357)	—	(435,357)
Balance at June 30, 2021	196,643,050	$20	$1,349,459	$(710)	$(523,288)	$10,132	$835,613
Vesting of restricted shares related to converted ICUs	611,356	—	—	—	—	—	—
Share-based compensation	—	—	1,248	—	—	—	1,248
Other comprehensive income (1)	—	—	—	181	—	—	181
Distribution to non-controlling interest holder	—	—	—	—	—	(1,120)	(1,120)
Net loss attributable to non-controlling interest	—	—	—	—	—	(2,109)	(2,109)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	(331,711)	—	(331,711)
Balance at September 30, 2021	197,254,406	$20	$1,350,707	$(529)	$(854,999)	$6,903	$502,102
(1)Other comprehensive income related to unrealized gain on interest rate swap
(2)Refer to Note 2 - Basis of Presentation and Recent Accounting Standards
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2020	938,557	$9	$952,796	$(1,325)	$(63,028)	$16,467	$904,919
Retrospective application of reverse recapitalization	127,346,957	4	(4)	—	—	—	—
Adjusted balance at January 1, 2020	128,285,514	$13	$952,792	$(1,325)	$(63,028)	$16,467	$904,919
Share-based compensation	—	—	494	—	—	—	494
Cumulative impact of ASC 842 adoption	—	—	—	—	(405)	—	(405)
Other comprehensive income (1)	—	—	—	265	—	—	265
Distribution to non-controlling interest holder	—	—	—	—	—	(1,553)	(1,553)
Net income attributable to non-controlling interest	—	—	—	—	—	1,330	1,330
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	(9,436)	—	(9,436)
Balance at March 31, 2020	128,285,514	$13	$953,286	$(1,060)	$(72,869)	$16,244	$895,614
Share-based compensation	—	—	466	—	—	—	466
Other comprehensive income (1)	—	—	—	176	—	—	176
Distribution to non-controlling interest holder	—	—	—	—	—	—	—
Net income attributable to non-controlling interest	—	—	—	—	—	1,855	1,855
Net income attributable to ATI Physical Therapy, Inc.	—	—	—	—	2,741	—	2,741
Balance at June 30, 2020	128,285,514	$13	$953,752	$(884)	$(70,128)	$18,099	$900,852
Share-based compensation	—	—	473	—	—	—	473
Other comprehensive loss (1)	—	—	—	(1,133)	—	—	(1,133)
Net income attributable to non-controlling interest	—	—	—	—	—	901	901
Net income attributable to ATI Physical Therapy, Inc.	—	—	—	—	121	—	121
Balance at September 30, 2020	128,285,514	$13	$954,225	$(2,017)	$(70,007)	$19,000	$901,214
(1)Other comprehensive income (loss) related to unrealized gain (loss) on interest rate swap
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating activities:
Net loss	$(790,764)	$(2,488)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill and intangible asset impairment charges	962,303	—
Depreciation and amortization	27,990	29,628
Provision for doubtful accounts	14,270	12,899
Deferred income tax provision	(58,533)	4,087
Amortization of right-of-use assets	33,868	33,384
Share-based compensation	4,864	1,433
Amortization of debt issuance costs and original issue discount	2,644	3,053
Non-cash interest expense	—	6,335
Non-cash interest expense on redeemable preferred stock	10,087	13,877
Loss on extinguishment of debt	5,534	—
Loss on settlement of redeemable preferred stock	14,037	—
Loss on disposal and impairment of assets	219	383
Change in fair value of warrant liability	(20,424)	—
Change in fair value of contingent common shares liability	(167,265)	—
Changes in:
Accounts receivable, net	(8,564)	9,021
Other current assets	(6,580)	3,414
Other non-current assets	(269)	389
Accounts payable	151	(552)
Accrued expenses and other liabilities	(11,820)	5,127
Operating lease liabilities	(39,084)	(31,223)
Other non-current liabilities	824	(512)
Medicare Accelerated and Advance Payment Program Funds	(8,540)	26,732
Provider Relief Fund general distribution payments received but not yet recognized	—	24,146
Transaction-related amount due to former owners	(3,611)	—
Net cash (used in) provided by operating activities	(38,663)	139,133

Investing activities:
Purchases of property and equipment	(27,701)	(15,688)
Purchases of intangible assets	(1,375)	(125)
Proceeds from sale of property and equipment	125	120
Proceeds from sale of clinics	248	—
Net cash used in investing activities	(28,703)	(15,693)

Financing activities:
Principal payments on long-term debt	(454,160)	(6,125)
Proceeds from revolving line of credit	—	68,750
Payments on revolving line of credit	—	(68,750)
Cash inflow from Business Combination	229,338	—
Payments to Series A Preferred stockholders	(59,000)	—
Proceeds from shares issued through PIPE investment	300,000	—
Payments for equity issuance costs	(19,233)	—
Distribution to non-controlling interest holder	(5,615)	(1,553)
Net cash used in financing activities	(8,670)	(7,678)

Changes in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(76,036)	115,762
Cash and cash equivalents at beginning of period	142,128	38,303
Cash and cash equivalents at end of period	$66,092	$154,065

Supplemental noncash disclosures:
Derivative changes in fair value	$(1,378)	$692
Purchases of property and equipment in accounts payable	$1,733	$1,216
Warrant liability recognized upon the closing of the Business Combination	$(26,936)	$—
Contingent common shares liability recognized upon the closing of the Business Combination	$(220,500)	$—
Shares issued to Wilco Holdco Series A Preferred stockholders	$128,453	$—

Other supplemental disclosures:
Cash paid for interest	$35,334	$43,075
Cash paid for (received from) taxes	$156	$(836)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Note 1. Overview of the Company
ATI Physical Therapy, Inc., together with its subsidiaries (herein referred to as “we”, “the Company”, “ATI Physical Therapy” and “ATI”), is a nationally recognized healthcare company, specializing in outpatient rehabilitation and adjacent healthcare services. The Company provides outpatient physical therapy services under the name ATI Physical Therapy and, as of September 30, 2021, had 900 clinics (as well as 26 clinics under management service agreements) located in 24 states. The Company offers a variety of services within its clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services. The Company’s direct and indirect wholly-owned subsidiaries include, but are not limited to, Wilco Holdco, Inc., ATI Holdings Acquisition, Inc. and ATI Holdings, LLC.
On June 16, 2021 (the “Closing Date”), a Business Combination transaction (the “Business Combination”) was finalized pursuant to the Agreement and Plan of Merger ("Merger Agreement"), dated February 21, 2021 between the operating company, Wilco Holdco, Inc. (“Wilco Holdco”), and Fortress Value Acquisition Corp. II (herein referred to as "FAII" and "FVAC"), a special purpose acquisition company. In connection with the closing of the Business Combination, the Company changed its name from Fortress Value Acquisition Corp. II to ATI Physical Therapy, Inc. The Company’s common stock is listed on the New York Stock Exchange ("NYSE") under the symbol “ATIP.”
The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles ("GAAP"). Under this method of accounting, FAII is treated as the acquired company and Wilco Holdco is treated as the acquirer for financial statement reporting and accounting purposes. As a result, the historical operations of Wilco Holdco are deemed to be those of the Company. Therefore, the financial statements included in this report reflect (i) the historical operating results of Wilco Holdco prior to the Business Combination; (ii) the combined results of FAII and Wilco Holdco following the Business Combination on June 16, 2021; (iii) the assets and liabilities of Wilco Holdco at their historical cost; and (iv) the Company’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the Business Combination is reflected retroactively to the earliest period presented and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination consistent with the treatment of the transaction as a reverse recapitalization of Wilco Holdco, Inc. Refer to “Note 3 - Business Combination” for additional information.
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

Three Months Ended
March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total
$—	$(44.3)	$(23.1)	$(24.1)	$(91.5)

•The Company applied for and attained approval to receive $26.7 million of Medicare Accelerated and Advance Payment Program ("MAAPP") funds during the quarter ended June 30, 2020. During the nine months ended September 30, 2021, the Company repaid $8.5 million in MAAPP funds. Because the Company has not yet met all required performance obligations or performed the services related to the remaining funds, as of September 30, 2021 and December 31, 2020, $18.2 million and $15.5 million of the funds are recorded in accrued expenses and other liabilities, respectively, and zero and $11.2 million of the funds are recorded in other non-current liabilities, respectively.
•The Company elected to defer depositing the employer portion of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free. Related to these payments, as of September 30, 2021 and December 31, 2020, $5.5 million is included in accrued expenses and other liabilities and $5.5 million is included in other non-current liabilities.
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

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results the Company expects for the entire year. In addition, the influence of seasonality, changes in payor contracts, strategic transactions, changes in laws and general economic conditions in the markets in which the Company operates and other factors impacting the Company’s operations may result in any period not being comparable to the same period in previous years. Preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts during the reporting period. Actual results could differ from those estimates.
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
Immaterial revision to prior period
We have identified an immaterial prior period revision with respect to the amount of the non-cash goodwill impairment charge recorded for the three and six months ended June 30, 2021, specifically related to the assumed benefit to enterprise value as of June 30, 2021 associated with the Company’s net operating loss carryforwards. We evaluated the effects of this error on our previously-issued condensed consolidated financial statements in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections,” ASC Topic 250-10-S99-1, “Assessing Materiality,” and ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded that no prior period is materially misstated. Accordingly, we have revised our condensed consolidated financial statements for the impacted prior periods herein. The revision decreased accumulated deficit by $13.3 million as of June 30, 2021. The impacted periods will be revised in future filings as applicable. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the condensed consolidated financial statements for further details.
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

Recent accounting pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard was subsequently amended by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. This standard is optional and may be applied by entities after March 12, 2020, but no later than December 31, 2022. The Company has certain debt instruments for which the interest rates are indexed to the London InterBank Offered Rate (“LIBOR”), and as a result, is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.
Note 3. Business Combination
As discussed in Note 1 - Overview of the Company, on June 16, 2021, a business combination between Wilco Holdco and FAII was consummated, which was accounted for as a reverse recapitalization of Wilco Holdco, Inc. At the time of the Business Combination, stockholders of Wilco Holdco, Inc. received 130.3 million shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), for the outstanding shares of Wilco Holdco common stock, par value $0.01 per share, that such stockholders owned. Upon conversion of unvested Incentive Common Units (“ICUs”) granted prior to the Business Combination under the Wilco Acquisition, LP 2016 Equity Incentive Plan, 2.0 million of these shares were restricted subject to vesting requirements, resulting in total unrestricted shares of 128.3 million and an exchange ratio of 136.7 unrestricted shares of ATI Physical Therapy, Inc. for every previously outstanding Wilco Holdco share.
Immediately following the Business Combination, there were 207.3 million shares issued and 196.6 million outstanding shares of common stock of ATI Physical Therapy, Inc., consisting of the following (in thousands):

Class A Common Shares
FAII Class A common stock prior to Business Combination	34,500
FAII Class F common stock prior to Business Combination(1)	8,625
Less: FAII Class A common stock redemptions	(8,988)
FAII common shares (Class A and Class F)	34,137
Add: Shares issued to Wilco Holdco stockholders(2, 3)	130,300
Add: Shares issued through PIPE investment	30,000
Add: Shares issued to Wilco Holdco Series A Preferred stockholders	12,845
Total shares issued as of the Closing Date of the Business Combination(4)	207,282
Less: Vesting Shares(1)	(8,625)
Less: Restricted shares(3)	(2,014)
Total shares outstanding as of the Closing Date of the Business Combination(4)	196,643
(1) Per the Merger Agreement, as of the closing of the Business Combination, all Class F shares converted into the equivalent number of Class A common shares and became subject to certain vesting and forfeiture provisions ("Vesting Shares") as detailed in Note 13 - Contingent Common Shares Liability.
(2) Includes 1.2 million unrestricted shares upon conversion from vested ICUs under the Wilco Acquisition, LP 2016 Equity Incentive Plan. Refer to Note 9 - Share-Based Compensation for further details.
(3) Includes 2.0 million restricted shares upon conversion from unvested ICUs under the Wilco Acquisition, LP 2016 Equity Incentive Plan. Refer to Note 9 - Share-Based Compensation for further details.

(4) Excludes 15.0 million Earnout Shares, 6.9 million Public Warrants and 3.0 million Private Placement Warrants to purchase Class A common stock. Refer to Note 12 - Warrant Liability and Note 13 - Contingent Common Shares Liability for further details.
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
On the date of the Business Combination, the Company recorded a liability related to the Earnout Shares of $140.0 million. During the period from June 16, 2021 to September 30, 2021, the fair value of the Earnout Shares decreased to $33.8 million, resulting in a gain of $92.9 million and a gain of $106.2 million for the three and nine months ended September 30, 2021, respectively, recorded as a component of change in fair value of contingent common shares liability in the condensed consolidated statements of operations. Refer to Note 13 - Contingent Common Shares Liability and Note 14 - Fair Value Measurements for further details.
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
On the date of the Business Combination, the Company recorded a liability related to the Vesting Shares of $80.5 million. During the period from June 16, 2021 to September 30, 2021, the fair value of the Vesting Shares decreased to $19.4 million, resulting in a gain of $53.4 million and a gain of $61.1 million for the three and nine months ended September 30, 2021, respectively, recorded as a component of change in fair value of contingent common shares liability in the condensed consolidated statements of operations. Refer to Note 13 - Contingent Common Shares Liability and Note 14 - Fair Value Measurements for further details.

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
On the date of the Business Combination, the Company recorded a liability related to the Warrants of $26.9 million. During the period from June 16, 2021 to September 30, 2021, the fair value of the Warrants decreased to $6.5 million, resulting in a gain of $15.9 million and a gain of $20.4 million for the three and nine months ended September 30, 2021, respectively, recorded as change in fair value of warrant liability in the condensed consolidated statements of operations. Refer to Note 12 - Warrant Liability and Note 14 - Fair Value Measurements for further details.
The following table reflects the components of cash movement related to the Business Combination, PIPE investment and debt repayments (in thousands):

Cash in trust with FAII as of the Closing Date of the Business Combination	$345,036
Cash used for redemptions of FAII Class A common stock	(89,877)
FAII transaction costs paid at closing	(25,821)
Cash inflow from Business Combination	229,338
Wilco Holdco, Inc. transaction costs offset against proceeds	(19,233)
Net proceeds from FAII in Business Combination	210,105
Cash proceeds from PIPE investment	300,000
Repayment of second lien subordinated loan	(231,335)
Partial repayment of first lien term loan	(216,700)
Cash payment to Wilco Holdco Series A Preferred stockholders	(59,000)
Wilco Holdco, Inc. transaction costs expensed during the nine months ended September 30, 2021	(5,543)
Net decrease in cash related to Business Combination, PIPE investment and debt repayments	$(2,473)
For the nine months ended September 30, 2021, the Company expensed $5.5 million in transaction costs related to the Business Combination, which are classified as selling, general and administrative expenses in the condensed consolidated statement of operations. In addition, $19.2 million of Wilco Holdco, Inc. transaction costs related to the Business Combination were offset against additional paid-in capital in the condensed consolidated statements of changes in stockholders’ equity as these costs were determined to be directly attributable to the recapitalization.

Note 4. Revenue from Contracts with Customers
The following table disaggregates net operating revenue by major service line for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net patient revenue	$141,855	$132,803	$420,805	$392,745
ATI Worksite Solutions (1)	8,626	7,897	25,830	22,688
Management Service Agreements (1)	4,201	4,249	11,523	12,021
Other revenue (1)	4,331	3,706	13,950	11,693
	$159,013	$148,655	$472,108	$439,147
(1)ATI Worksite Solutions, Management Service Agreements and Other revenue are included within other revenue on the face of the condensed consolidated statements of operations.
The following table disaggregates net patient revenue for each associated payor class as a percentage of total net patient revenue for the periods indicated below:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Commercial	56.3%	54.3%	56.0%	52.4%
Government	24.3%	22.2%	23.6%	21.9%
Workers’ compensation	13.7%	16.8%	14.8%	18.3%
Other (1)	5.7%	6.7%	5.6%	7.4%
	100.0%	100.0%	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury.
Note 5. Goodwill, Trade Name and Other Intangible Assets
Changes in the carrying amount of goodwill consisted of the following (in thousands):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020

Beginning balance	$1,330,085	$1,330,085
Reductions - impairment charges	(726,798)	—
Additions – acquisitions	—	—
Ending balance	$603,287	$1,330,085

The table below summarizes the Company’s carrying amount of trade name and other intangible assets at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020

Gross intangible assets:
ATI trade name (1)	$409,360	$643,700
Non-compete agreements	6,053	4,678
Other intangible assets	640	640
Accumulated amortization:
Accumulated amortization – non-compete agreements	(4,684)	(4,437)
Accumulated amortization – other intangible assets	(274)	(242)
Total trade name and other intangible assets, net	$411,095	$644,339
(1) Not subject to amortization.
Amortization expense for the three and nine months ended September 30, 2021 and 2020 was immaterial. The Company estimates that amortization expense related to intangible assets is expected to be immaterial over the next five fiscal years and thereafter.
Interim impairment testing as of June 30, 2021
In late July 2021, the Company revised its earnings forecast to reflect (i) the impact of clinician attrition on both volume and operating cost expectations and (ii) payor, state and service mix shift impacts on net patient revenue per visit expectations. These factors accelerated in the second quarter and continued into the third quarter. The Company determined that the revision to its forecast, including factors related to the revision of the forecast, constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Although the revision to the Company's forecast occurred during the third quarter, because the impairment analysis was performed before the results for the quarter-ended June 30, 2021 were reported, the determination was made to recognize the resulting impairment charges in the financial statements as of the June 30, 2021 balance sheet date.
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
Interim impairment testing as of September 30, 2021
In October 2021, the Company reported a further revision to its forecast to reflect lower than expected patient visit volume. The Company determined that the factors related to the revision of the forecast constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Because the factors related to the revision of the forecast were present as of September 30, 2021, the determination was made to recognize the resulting impairment charges in the financial statements as of the September 30, 2021 balance sheet date.
As we determined that it was more likely than not that the fair value of our trade name indefinite-lived intangible asset was below its carrying value, the Company performed an interim quantitative impairment test as of the September 30, 2021 balance sheet date. The Company utilized the relief from royalty approach to estimate the fair value of the trade name indefinite-lived intangible asset. The key assumptions associated with determining the estimated fair value include projected revenue growth, the royalty rate and the discount rate. As a result of the changes in these assumptions, we recognized a $200.6 million non-cash impairment charge during the three months ended September 30, 2021 in the line item goodwill and intangible asset impairment charges in the Company's condensed consolidated statements of operations, which represents the difference between the estimated fair value of the Company’s trade name indefinite-lived intangible asset and its carrying value. The carrying value of the trade name indefinite-lived intangible asset prior to the impairment charge was $610.0 million.
The Company evaluated its asset groups, including operating lease right-of-use assets that were evaluated based on clinic-level cash flows and clinic-specific market factors, noting no material impairment.
As we determined that it was more likely than not that the fair value of our single reporting unit was below its carrying value, the Company performed an interim quantitative impairment test as of the September 30, 2021 balance sheet date. In order to determine the fair value of our single reporting unit, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected future revenue growth rates, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, the terminal growth rate, the discount rate and relevant market multiples. As a result of the changes in these assumptions, we recognized a $307.4 million non-cash impairment charge during the three months ended September 30, 2021 in the line item goodwill and intangible asset impairment charges in the Company's condensed consolidated statements of operations, which represents the difference between the estimated fair value of the Company’s single reporting unit and its carrying value. The carrying value of goodwill prior to the impairment charge was $910.7 million.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected future revenue growth rates, EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, then our reporting unit or indefinite-lived intangible assets might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of goodwill and the Company’s trade name indefinite-lived intangible asset were impaired as of June 30, 2021 and September 30, 2021 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates.
Immaterial revision to prior period
We have identified an immaterial prior period revision with respect to the amount of the non-cash goodwill impairment charge recorded for the three and six months ended June 30, 2021, specifically related to the assumed benefit to enterprise value as of June 30, 2021 associated with the Company’s net operating loss carryforwards. We evaluated the effects of this error on our previously-issued condensed consolidated financial statements in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections,” ASC Topic 250-10-S99-1, “Assessing Materiality,” and ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded that no prior period is materially misstated. Accordingly, we have revised our condensed consolidated financial statements for the impacted prior periods herein. The revision decreased accumulated deficit by $13.3 million as of June 30, 2021. The impacted periods will be revised in future filings as applicable.
A summary of the effect of the revision on the condensed consolidated balance sheet as of June 30, 2021 is as follows (in thousands):

As of June 30, 2021	As reported	Revision	As revised
Assets
Goodwill	$896,892	$13,787	$910,679
Total assets	$2,086,497	$13,787	$2,100,284
Liabilities
Deferred income tax liabilities	$107,849	$452	$108,301
Total liabilities	$1,264,219	$452	$1,264,671
Stockholders' equity
Accumulated deficit	$(536,623)	$13,335	$(523,288)
Total ATI Physical Therapy, Inc. equity	$812,146	$13,335	$825,481
Total stockholders' equity	$822,278	$13,335	$835,613
Total liabilities and stockholders' equity	$2,086,497	$13,787	$2,100,284

A summary of the effect of the revision on the condensed consolidated statements of operations for the three and six months ended June 30, 2021 is as follows (in thousands):

Three months ended June 30, 2021	As reported	Revision	As revised
Goodwill and intangible asset impairment charges	$467,118	$(13,787)	$453,331
Operating loss	$(458,057)	$13,787	$(444,270)
Loss before taxes	$(472,644)	$13,787	$(458,857)
Income tax benefit	$(20,183)	$452	$(19,731)
Net loss	$(452,461)	$13,335	$(439,126)
Net loss attributable to ATI Physical Therapy, Inc. (1)	$(448,692)	$13,335	$(435,357)
Loss per share, Basic	$(3.22)	$0.10	$(3.12)
Loss per share, Diluted	$(3.22)	$0.10	$(3.12)
(1) The condensed consolidated statement of changes in stockholders' equity for the three months ended June 30, 2021 has been revised herein.

Six months ended June 30, 2021	As reported	Revision	As revised
Goodwill and intangible asset impairment charges	$467,118	$(13,787)	$453,331
Operating loss	$(464,842)	$13,787	$(451,055)
Loss before taxes	$(500,977)	$13,787	$(487,190)
Income tax benefit	$(30,698)	$452	$(30,246)
Net loss	$(470,279)	$13,335	$(456,944)
Net loss attributable to ATI Physical Therapy, Inc.	$(467,819)	$13,335	$(454,484)
Loss per share, Basic	$(3.49)	$0.10	$(3.39)
Loss per share, Diluted	$(3.49)	$0.10	$(3.39)
A summary of the effect of the revision on the condensed consolidated statement of cash flows for the six months ended June 30, 2021 is as follows (in thousands):

Six months ended June 30, 2021	As reported	Revision	As revised
Net loss	$(470,279)	$13,335	$(456,944)
Goodwill and intangible asset impairment charges	$467,118	$(13,787)	$453,331
Deferred income tax provision	$(30,698)	$452	$(30,246)
Net cash used in operating activities	$(27,109)	$—	$(27,109)

Note 6. Property and Equipment
Property and equipment consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020

Equipment	$34,882	$32,978
Furniture and fixtures	17,657	17,247
Leasehold improvements	173,494	162,853
Automobiles	19	19
Computer equipment and software	84,893	77,390
Construction-in-progress	12,637	9,594
	323,582	300,081
Accumulated depreciation and amortization	(188,720)	(162,907)
Property and equipment, net	$134,862	$137,174

The following table presents the amount of depreciation expense recorded in rent, clinic supplies, contract labor and other and selling, general and administrative expenses in the Company’s condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Rent, clinic supplies, contract labor and other	$6,512	$6,277	$19,492	$18,865
Selling, general and administrative expenses	2,583	3,558	8,219	10,627
Total depreciation expense	$9,095	$9,835	$27,711	$29,492

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020

CARES Act funds (1)	$23,654	$21,031
Salaries and related costs	18,686	21,387
Accrued professional fees	3,406	2,049
Credit balance due to patients and payors	2,739	9,635
Revenue cycle management costs	1,321	2,469
Transaction-related costs (2)	207	2,547
Transaction-related amount due to former owners (3)	—	3,611
Other payables and accrued expenses	7,492	7,961
Total	$57,505	$70,690
(1) Includes current portion of MAAPP funds received and deferred employer Social Security tax payments.
(2) Represents costs related to public readiness initiatives and corporate transactions.
(3) Represents the amount due to former owners related to the Company’s utilization of net operating loss carryforwards generated prior to its acquisition of ATI Holdings Acquisition, Inc.
Note 8. Borrowings
Long-term debt consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
First lien term loan (1) (due May 10, 2023, with principal payable in quarterly installments)	$557,090	$779,915
Second lien subordinated loan (2)	—	231,335
Less: unamortized debt issuance costs	(2,284)	(8,933)
Less: unamortized original issue discount	(1,356)	(2,732)
Total debt, net	$553,450	$999,585
Less: current portion of long-term debt	(8,167)	(8,167)
Long-term debt, net	$545,283	$991,418
(1) Interest rate of 4.5% at September 30, 2021 and December 31, 2020, with interest payable in designated installments (dependent upon the base interest rate election) at a variable interest rate. The effective interest rate for the first lien term loan was 4.9% at September 30, 2021 and December 31, 2020.
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
The total loss on debt extinguishment associated with the partial repayment of the first lien term loan and the settlement of the second lien subordinated term loan was $5.5 million for the nine months ended September 30, 2021. This amount has been reflected in other expense (income), net in the condensed consolidated statements of operations.
The Company’s credit agreements contain covenants with which ATI Holdings Acquisition, Inc. (the “Borrower") must comply. For the first lien credit agreement, the Borrower must maintain, as of the last day of each fiscal quarter when the sum of the outstanding balance of revolving loans, swingline loans and certain letters of credit exceeds 30% of the total revolving credit facility commitment, a ratio of consolidated first lien net debt to consolidated adjusted EBITDA, as defined in the agreements, not to exceed 6.25:1.00. Depending on future performance over the next twelve months, we expect the ratio may exceed 6.25:1.00. If the ratio exceeds 6.25:1.00 as of the last day of a fiscal quarter, then the sum of the outstanding balance of revolving loans, swingline loans and certain letters of credit would effectively be limited to 30% of the total revolving credit facility commitment. Additionally, the agreements are subject to subjective acceleration clauses, effective upon a material adverse change in the Company’s business or financial condition. As of September 30, 2021, the Borrower was in compliance with the financial covenant contained in the first lien agreement.
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
The Company drew amounts of $19.0 million and $49.8 million under its revolving credit facility in March and April 2020, respectively. The Company repaid the borrowed amounts in full in June 2020. As of September 30, 2021 and December 31, 2020, no borrowings were outstanding under the revolving credit facility.
The Company had letters of credit totaling $1.2 million under the letter of credit sub-facility on the revolving credit facilities as of September 30, 2021 and December 31, 2020, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.

Aggregate maturities of long-term debt at September 30, 2021 are as follows (in thousands):

2021 (remainder of year after September 30, 2021)	$2,041
2022	8,167
2023	546,882
Total future maturities	557,090
Unamortized original issue discount and debt issuance costs	(3,640)
Total debt, net	$553,450
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
Pursuant to the 2016 Plan, total share-based compensation expense related to service-based awards recognized in the three months ended September 30, 2021 and 2020 was $1.5 million and $0.5 million, respectively. Total share-based compensation expense related to service-based awards recognized in the nine months ended September 30, 2021 and 2020 was $2.4 million and $1.4 million, respectively.
As of September 30, 2021, the remaining unvested restricted shares from converted service-based ICUs totaled 0.3 million Class A common shares, with unrecognized compensation expense of $2.1 million to be recognized over a weighted-average period of 2.5 years. There were no service-based awards granted under the 2016 Plan during the three and nine months ended September 30, 2021.

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
Prior to the Business Combination, no share-based compensation expense was recognized related to the performance-based awards, as a change-in-control or IPO cannot be assessed as probable prior to its occurrence. Following the closing of the Business Combination, the Company began recognizing share-based compensation expense associated with the performance-based awards. Recognition of such expense follows a straight-line expense allocation based on the original grant date and the shorter of (a) the eight-year period from the original grant date of the underlying ICUs, or (b) three years post-closing of the Business Combination. For the three and nine months ended September 30, 2021, the Company recognized $(0.3) million and $2.4 million of share-based compensation expense, including the impact of forfeitures, related to the performance-based awards, respectively.
As of September 30, 2021, the remaining unvested restricted shares from converted performance-based ICUs totaled 0.6 million shares, with unrecognized compensation expense of $1.8 million to be recognized over a weighted-average period of 2.7 years. There were no performance-based awards granted under the 2016 Plan during the three and nine months ended September 30, 2021.
Unallocated and forfeited Incentive Common Units
ATI and Wilco Acquisition, LP intend to cancel 0.5 million Class A common shares of ATI received by Wilco Acquisition, LP in connection with the Business Combination in respect of the remaining unallocated ICU pool. ATI intends to amend the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") to increase the share reserve by 0.5 million Class A common shares of ATI and to grant to certain employees restricted Class A common shares of ATI that vest on a quarterly basis over a three year period, subject to the grantee’s continued service through each vesting date.
If any restricted shares of ATI are forfeited following the closing of the Business Combination and prior to vesting, such shares will be cancelled and ATI intends to amend the 2021 Plan to permit such shares to be reissued as awards under the 2021 Plan.
ATI 2021 Equity Incentive Plan
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan under which it may grant equity interests of ATI Physical Therapy, Inc., in the form of share-based awards, to members of management, key employees and independent directors of the Company and its subsidiaries. The Compensation Committee is authorized to make grants and to make various other decisions under the 2021 Plan. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 20.7 million. There were no awards granted under the 2021 Plan during the three and nine months ended September 30, 2021.

Note 10. Stockholders' Equity
ATI Physical Therapy, Inc. preferred stock
The Company is authorized to issue 1.0 million shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021, there was no preferred stock issued or outstanding.
Class A common stock
The Company is authorized to issue 470.0 million shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At September 30, 2021, there were 207.3 million shares of Class A common stock issued and 197.3 million shares outstanding.
As a result of the recapitalization associated with the Business Combination, shares are reflected as if they were issued and outstanding as of the earliest reported period to reflect the new capital structure. At the time of the Business Combination, stockholders of Wilco Holdco, Inc. received 130.3 million shares of the Company’s Class A common stock, par value $0.0001 per share, for the outstanding shares of Wilco Holdco common stock, par value $0.01 per share, that such stockholders owned. Upon conversion of unvested Incentive Common Units granted prior to the Business Combination under the Wilco Acquisition, LP 2016 Equity Incentive Plan, 2.0 million of these shares were restricted subject to vesting requirements, resulting in total unrestricted shares of 128.3 million and an exchange ratio of 136.7 unrestricted shares of ATI Physical Therapy, Inc. for every previously outstanding Wilco Holdco share.
As of September 30, 2021, shares of Class A common stock reserved for potential future issuance, on an as-if converted basis, were as follows (in thousands):

September 30, 2021
Shares available for grant under the ATI 2021 Equity Incentive Plan	20,728
Earnout Shares reserved	15,000
Class A common stock Warrants outstanding	9,867
Vesting Shares reserved(1)	8,625
Restricted shares(1,2)	1,403
Total shares of common stock reserved	55,623
(1) Represents shares of Class A common stock legally issued, but not outstanding, as of September 30, 2021.
(2) Represents a portion of the 2.0 million restricted shares upon conversion following the Business Combination from unvested Incentive Common Units under the Wilco Acquisition, LP 2016 Equity Incentive Plan. Refer to Note 9 - Share-Based Compensation for further details.
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
Cumulative dividends related to the preferred stock were accrued as preferred dividends that increased the balance of the redeemable preferred stock on the Company’s condensed consolidated balance sheets and were recognized as interest expense on redeemable preferred stock in the Company’s condensed consolidated statements of operations. For the three months ended September 30, 2021 and 2020, the Company incurred cumulative preferred dividends related to the preferred stock of zero and $4.9 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred cumulative preferred dividends related to the preferred stock of $10.1 million, and $13.9 million, respectively. No dividends were paid related to the preferred stock.
In connection with the Business Combination, holders of the outstanding shares of Series A Preferred Stock received a proportionate share of $59.0 million and 12.8 million shares of Class A common stock based on the settlement terms in the Merger Agreement. The Company recorded a loss on settlement of redeemable preferred stock in the condensed consolidated statement of operations of $14.0 million based on the value of the cash and equity provided to preferred stockholders in relation to the outstanding redeemable preferred stock liability. The balance of redeemable preferred stock was zero and $163.3 million as of September 30, 2021 and December 31, 2020, respectively.
Note 12. Warrant Liability
The Company has outstanding Public Warrants to purchase an aggregate of 6.9 million shares of the Company’s Class A common stock and outstanding Private Placement Warrants to purchase an aggregate of 3.0 million shares of the Company's Class A common stock. There were no warrants exercised during the three and nine months ended September 30, 2021.
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
The following table presents the change in the fair value of warrant liability, since the Closing Date of the Business Combination, that is recognized in the condensed consolidated statement of operations for the respective periods (in thousands):

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of Business Combination, June 16, 2021	$8,099	$18,837	$26,936
Changes in fair value	(1,365)	(3,174)	(4,539)
Fair value as of June 30, 2021	$6,734	$15,663	$22,397
Changes in fair value	(4,776)	(11,109)	(15,885)
Fair value as of September 30, 2021	$1,958	$4,554	$6,512

Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The Public Warrants became exercisable 30 days after the completion of the Business Combination, subject to certain conditions, including that the Company maintains an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption for cash or for Class A common stock under certain circumstances.
The Private Placement Warrants are identical to the Public Warrants, except that (i) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants are non-redeemable (except under certain circumstances) so long as they are held by the initial purchasers or such purchasers’ permitted transferees, (iii) the Private Placement Warrants may be exercised by the holders on a cashless basis, and (iv) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants are entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.
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
The Company accounts for the potential Earnout Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s statements of operations. On June 16, 2021, the Company estimated the fair value of the potential Earnout Shares to be $140.0 million. As of September 30, 2021, no Earnout Shares have been issued as none of the corresponding share price thresholds have been met.

During the period from June 16, 2021 to September 30, 2021, the fair value of the Earnout Shares decreased to $33.8 million, resulting in a gain of $92.9 million and a gain of $106.2 million for the three and nine months ended September 30, 2021, respectively, recorded as a component of change in fair value of contingent common shares liability in the condensed consolidated statement of operations.
The fair value of the Earnout Shares as of September 30, 2021 was $33.8 million and was recorded as a component of contingent common shares liability in the condensed consolidated balance sheets. Refer to Note 14 - Fair Value Measurements for further details.
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
The Company accounts for the Vesting Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s statements of operations. On June 16, 2021, the Company estimated the fair value of the Vesting Shares to be $80.5 million. As of September 30, 2021, no Vesting Shares are outstanding as none of the corresponding share price thresholds have been met.
During the period from June 16, 2021 to September 30, 2021, the fair value of the Vesting Shares decreased to $19.4 million, resulting in a gain of $53.4 million and a gain of $61.1 million for the three and nine months ended September 30, 2021, respectively, recorded as a component of change in fair value of contingent common shares liability in the condensed consolidated statements of operations.
The fair value of the Vesting Shares as of September 30, 2021 was $19.4 million and was recorded as a component of contingent common shares liability in the condensed consolidated balance sheets. Refer to Note 14 - Fair Value Measurements for further details.

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
As of September 30, 2021 and December 31, 2020, respectively, the recorded values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these items.
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

The key inputs into the Monte Carlo option pricing model were as follows as of the Closing Date and September 30, 2021 for the respective Level 3 instruments:

	Earnout Shares		Vesting Shares
	June 16, 2021	September 30, 2021	June 16, 2021	September 30, 2021
Risk-free interest rate	1.56%	1.52%	1.56%	1.52%
Volatility	39.03%	43.28%	39.03%	43.28%
Dividend yield	—%	—%	—%	—%
Expected term (years)	10.0	9.7	10.0	9.7
Share price	$10.28	$3.80	$10.28	$3.80
The following table presents the changes in the fair value for the respective Level 3 instruments, since the Closing Date of the Business Combination, that is recognized in change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the respective periods (in thousands):

	Earnout Shares Liability	Vesting Shares Liability
Fair value as of Business Combination, June 16, 2021	$140,000	$80,500
Changes in fair value	(13,300)	(7,648)
Fair value as of June 30, 2021	$126,700	$72,852
Changes in fair value	(92,900)	(53,417)
Fair value as of September 30, 2021	$33,800	$19,435
Note 15. Income Taxes
The effective tax rate and income tax benefit for the three months ended September 30, 2021 were 7.8% and $28.3 million, compared to an effective tax rate and income tax expense of 69.4% and $2.3 million for the three months ended September 30, 2020. The effective tax rate and income tax benefit for the nine months ended September 30, 2021 were 6.9% and $58.5 million, compared to an effective tax rate and income tax expense of 254.5% and $4.1 million for the nine months ended September 30, 2020.
The effective tax rate for the three and nine months ended September 30, 2021 was estimated based on full-year 2021 forecast. The estimated effective tax rate was different than the statutory rate primarily due to nondeductible transaction costs and interest expense on redeemable preferred stock. In addition, there was no basis in a significant component of the goodwill impaired for tax purposes. Therefore, a portion of the book impairment charge will never create a deduction for tax purposes in any period. As a result, this permanent difference has a substantial impact on the effective tax rate. The estimated effective tax rate applicable to year-to-date losses, in addition to the tax-effect of nondeductible impairment charges, nondeductible loss on settlement of redeemable preferred stock and fair value adjustments related to liability-classified share-based instruments, partially offset by increases in valuation allowances, resulted in a tax benefit of $28.3 million for the three months ended September 30, 2021, and a tax benefit of $58.5 million for the nine months ended September 30, 2021.

The effective tax rate for the three and nine months ended September 30, 2020 was estimated based on full-year 2020 forecast. The effective tax rate was different than the statutory rate primarily due to nondeductible interest expense on redeemable preferred stock. The estimated effective tax rate applicable to year-to-date losses exclusive of discrete income, in addition to the tax-effect of income related to general distribution payments recognized under the Provider Relief Fund of the CARES Act, resulted in tax expense of $2.3 million for the three months ended September 30, 2020, and tax expense of $4.1 million for the nine months ended September 30, 2020.
In evaluating the Company's ability to recover deferred income tax assets, all available positive and negative evidence is considered, including scheduled reversal of deferred tax liabilities, operating results and forecasts of future taxable income in each of the jurisdictions in which the Company operates. As of September 30, 2021, the Company determined that a significant portion of its federal and state net operating loss carryforwards with definite carryforward periods, state credits and certain deferred tax assets are not more likely than not to be realized based on the weight of available evidence. As a result, the Company recorded an increase of $19.1 million to its valuation allowance related to federal net operating loss carryforwards and an increase of $10.0 million to its valuation allowance related to state net operating loss carryforwards and certain deferred tax assets. These amounts were recorded during the three and nine months ended September 30, 2021 in income tax (benefit) expense in the condensed consolidated statement of operations.
For the year ended December 31, 2020, the Company had an uncertain tax position related to the tax treatment of tenant improvement allowances. We believe that it is probable that our gross unrecognized tax benefits will be reduced before the year ended December 31, 2021 by $3.0 million due to anticipated tax filings.
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
Lease costs are included as components of clinic operating costs and selling, general and administrative expenses on the condensed consolidated statements of operations. Lease costs incurred by lease type were as follows for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lease cost
Operating lease cost	$16,096	$15,874	$47,822	$47,996
Variable lease cost (1)	4,425	4,537	14,361	13,519
Total lease cost (2)	$20,521	$20,411	$62,183	$61,515
(1) Includes short term lease costs, which are not material.
(2) Sublease income was not material.

Other supplemental quantitative disclosures were as follows for the periods indicated below (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48,918	$45,625
Cash payments related to lease terminations	$4,570	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,370	$11,416

Average lease terms and discount rates as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	6.5 years	6.7 years
Weighted-average discount rate:
Operating leases	6.5%	6.5%
Estimated undiscounted future lease payments under non-cancellable operating leases, along with a reconciliation of the undiscounted cash flows to operating lease liabilities, respectively, at September 30, 2021 were as follows (in thousands):

Year
2021 (remainder of year after September 30, 2021)	$15,639
2022	66,396
2023	61,723
2024	54,841
2025	46,081
Thereafter	124,184
Total undiscounted future cash flows	$368,864
Less: Imputed Interest	(71,400)
Present value of future cash flows	$297,464
Presentation on Balance Sheet
Current	$48,499
Non-current	$248,965

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
Shareholder complaints
On August 16, 2021, two purported ATI shareholders, Kevin Burbige and Ziyang Nie, filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois against ATI, Labeed Diab, Joe Jordan, and Drew McKnight (collectively, the “ATI Individual Defendants”), and Joshua Pack, Marc Furstein, Leslee Cowen, Aaron Hood, Carmen Policy, Rakefet Russak-Aminoach, and Sunil Gulati (collectively, the “FVAC Defendants”). The Burbige/Nie complaint asserts claims against: (i) the ATI Individual Defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”); and (ii) the ATI Individual Defendants and the FVAC Defendants under Section 14(a) of the Exchange Act. Plaintiffs Burbige and Nie purport to assert their claims on behalf of those ATI shareholders who purchased or otherwise acquired their ATI shares between April 1, 2021 and July 23, 2021, inclusive, and/or held FVAC Class A common shares as of May 24, 2021 and were eligible to vote at FVAC’s June 15, 2021 special meeting.
On October 7, 2021, another purported ATI shareholder, City of Melbourne Firefighters' Retirement System ("City of Melbourne"), filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois against the ATI Individual Defendants and the FVAC Defendants. Like the Burbige/Nie complaint, the City of Melbourne complaint asserts claims against (i) the ATI Individual Defendants under Sections 10(b) and 20(a) of the Exchange Act; and (ii) the ATI Individual Defendants and the FVAC Defendants under Section 14(a) of the Exchange Act. City of Melbourne purports to assert its claims on behalf of those ATI shareholders who purchased or otherwise acquired their ATI shares between February 22, 2021 and July 23, 2021, inclusive, and/or held FVAC Class A common shares as of May 24, 2021 and were eligible to vote at FVAC’s June 15, 2021 special meeting.
The Burbige/Nie and City of Melbourne complaints generally allege that the proxy materials for the FVAC/ATI merger, as well as other ATI disclosures (including the press release announcing ATI’s financial results for the first quarter of 2021), were false and misleading (and, thus, in violation of Sections 10(b) and 14(a) of the Exchange Act) because they failed to disclose that: (i) ATI was experiencing attrition among its physical therapists; (ii) ATI faced increasing competition for clinicians in the labor market; (iii) as a result, ATI faced difficulty retaining therapists and incurred increased labor costs; (iv) also as a result, ATI would open fewer new clinics; and (v) also as a result, the defendants’ positive statements about ATI’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Plaintiffs seek money damages in an unspecified amount. Potential charges related to the complaints are not considered probable at this time.
Regulatory matters
On November 5, 2021, the Company received from the SEC a voluntary request for the production of documents relating to the earnings forecast and financial information referenced in the Company's July 26, 2021 Form 8-K and related matters. The Company is cooperating with the SEC in connection with this request.

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
Note 18. (Loss) Earnings per Share
Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2020, preferred shares are treated as participating securities and therefore are included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if the earnings for the year had been distributed. As the preferred stockholders do not participate in losses, for any periods with a net loss, there is no allocation to participating securities in the period.
No undistributed earnings or losses were allocated to the preferred shares for the three and nine months ended September 30, 2021. As of the closing of the Business Combination, the Wilco Holdco Series A Preferred shares were no longer outstanding.

The calculation of both basic and diluted (loss) earnings per share for the periods indicated below was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Basic and diluted (loss) earnings per share:
Net (loss) income	$(333,820)	$1,022	$(790,764)	$(2,488)
Less: Net (loss) income attributable to non-controlling interest	(2,109)	901	(4,569)	4,086
Less: Income allocated to participating securities	—	12	—	—
(Loss) income available to common stockholders	$(331,711)	$109	$(786,195)	$(6,574)

Weighted average shares outstanding(1)	196,996	128,286	155,197	128,286

Basic and diluted (loss) earnings per share	$(1.68)	$0.00	$(5.07)	$(0.05)
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
For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding, as their impact would have been anti-dilutive. Figures presented are based on the number of underlying Class A common shares following the Business Combination (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Warrants	9,867	—	9,867	—
Restricted shares(1)	1,403	—	1,403	—
Total	11,270	—	11,270	—
(1) Represents a portion of the 2.0 million restricted shares upon conversion following the Business Combination from unvested Incentive Common Units under the Wilco Acquisition, LP 2016 Equity Incentive Plan. Refer to Note 9 - Share-Based Compensation for further details.
15.0 million Earnout Shares and 8.6 million Vesting Shares were excluded from the calculation of basic and diluted per share calculations as the vesting thresholds have not yet been met as of the end of the reporting period.

Note 19. Subsequent Events
On August 25, 2021, the Company entered into an agreement to divest its Home Health service line. On October 1, 2021, the transaction closed with a sale price of $7.3 million. The major classes of assets and liabilities associated with the Home Health service line consisted of predominantly accounts receivable, accrued expenses and other liabilities which were not material.
The Company evaluated events and transactions occurring subsequent to September 30, 2021. Based on this evaluation, it was determined that no subsequent events other than the items noted above and elsewhere in this Quarterly Report occurred that require recognition or disclosure in the condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of ATI Physical Therapy, Inc. (herein referred to as “we”, ”us”, “the Company”, or “our Company”) should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.

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

Certain amounts in this Management's Discussion and Analysis may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and nine months ended September 30, 2021 and 2020.

All dollar amounts are presented in thousands, unless indicated otherwise.

Company Overview

We are a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 900 owned clinics (as well as 26 clinics under management service agreements) located in 24 states as of September 30, 2021. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
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

In addition to providing services to physical therapy patients at outpatient rehabilitation clinics, we provide services through our ATI Worksite Solutions (“AWS”) program, Management Service Agreements (“MSA”), Home Health, and Sports Medicine arrangements. AWS provides an on-site team of healthcare professionals at employer worksites to promote work-related injury prevention, facilitate expedient and appropriate return-to-work follow-up and maintain the health and well-being of the workforce. Our MSA arrangements typically include the Company providing management and physical therapy-related services to physician-owned physical therapy clinics. Home Health offers in-home rehabilitation (refer to Note 19 - Subsequent Events in the condensed consolidated financial statements for further details regarding the divestiture of Home Health). Sports Medicine arrangements provide certified healthcare professionals to various schools, universities and other institutions to perform on-site physical therapy and rehabilitation services.
The Business Combination
On June 16, 2021 (the “Closing Date”), a Business Combination transaction (the “Business Combination”) was finalized pursuant to the Agreement and Plan of Merger ("Merger Agreement"), dated February 21, 2021 between the operating company, Wilco Holdco, Inc., (“Wilco Holdco”) and Fortress Value Acquisition Corp. II (herein referred to as "FAII" and "FVAC"), a special purpose acquisition company. In connection with the closing of the Business Combination, the Company changed its name from Fortress Value Acquisition Corp. II to ATI Physical Therapy, Inc. The Company’s common stock is listed on the New York Stock Exchange ("NYSE") under the symbol “ATIP.”
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
Recent changes in company CEO and CHRO leadership
Effective July 23, 2021, Cedric Coco, Chief Human Resources Officer ("CHRO"), resigned from the Company. The Company and Mr. Coco entered into a mutual release pursuant to which Mr. Coco is eligible for the payments and benefits in accordance with Mr. Coco's employment agreement.

Effective August 7, 2021, Labeed Diab stepped down from his positions as Chief Executive Officer ("CEO") of the Company and as a member of the board of directors of the Company. The Company and Mr. Diab entered into a mutual release pursuant to which Mr. Diab is eligible for the payments and benefits in accordance with Mr. Diab's employment agreement.
Trends and Factors Affecting the Company’s Future Performance and Comparability of Results

As a result of developing trends in our business, we are expecting that our results for 2021 will be significantly adversely affected as compared to our prior expectations, including in respect of revenue, net (loss) income and Adjusted EBITDA. These trends are likely to continue to have adverse effects on us in future periods after 2021 as well.
We believe that these adverse effects are attributable to a combination of factors, which include:
•The attrition of our workforce during the second quarter and third quarter of 2021 caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have taken swift actions to offset those changes, but the Company expects the impact of attrition will impact overall profitability for the year.
•Labor market dynamics increased competition for the available physical therapy providers in the workforce, creating wage inflation and elevated employee attrition at ATI, negatively affecting our ability to capitalize on continued demand for physical therapy services.
•Decrease in rate per visit primarily driven by continuing less favorable payor and state mix when compared to pre-pandemic profile, with general shift from workers compensation and auto personal injury to commercial and government, and further impacted by mix-shift out of higher reimbursement states.
•Lower than expected patient visit volumes caused, in part, by volume softness in certain regions and states.
Our ability to achieve our business plan and revised expectations for the remainder of 2021 depends upon a number of factors, including the success of a number of continued steps being taken related to clinical staffing levels and improving visit volume growth.
The Company determined that the revision to its forecast in late July 2021, including the factors related to the revision of its forecast, constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of $433.2 million related to goodwill and $33.7 million related to the trade name indefinite-lived intangible asset as of the June 30, 2021 balance sheet date. These charges are non-cash in nature and do not affect our liquidity or debt covenants.

In October 2021, the Company reported a further revision to its forecast to reflect lower than expected patient visit volume. The Company determined that the factors related to the revision of its forecast that were present as of September 30, 2021 constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of $307.4 million related to goodwill and $200.6 million related to the trade name indefinite-lived intangible asset as of the September 30, 2021 balance sheet date. These charges are non-cash in nature and do not affect our liquidity or debt covenants. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the condensed consolidated financial statements for further details.
COVID-19 pandemic and volume impacts
The coronavirus ("COVID-19") pandemic in the United States resulted in changes to our operating environment. We continue to closely monitor the impact of COVID-19 on all aspects of our business, and our priorities remain protecting the health and safety of employees and patients, maximizing the availability of services to satisfy patient needs, and improving the operational and financial stability of our business.
As a result of the COVID-19 pandemic, visits per day ("VPD") decreased to a low point of 12,643 during the quarter ended June 30, 2020. Since then, quarterly VPD was 18,159, 19,441, 19,520, 21,569 and 20,674 in the quarters ended September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021, respectively, as local restrictions in certain markets, referral levels and individual routines evolved compared to prior periods.
As demand for physical therapy services has increased in the market since its low-point during the quarter ended June 30, 2020, the Company has focused on increasing its clinical staffing levels by hiring more clinicians, and reducing levels of clinician attrition that have been elevated relative to historical standards. The elevated levels of attrition were caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have implemented a range of actions related to compensation, staffing levels and other items in an effort to retain and attract therapists across our platform, which has increased our current and future expectations for labor costs. As we improve our staffing levels, we are working toward improving labor productivity as we onboard newly hired clinicians. In an effort to drive more volume and visits per day, in addition to integrating our new team members, we are working to strengthen relationships with our partner providers and other referral sources across our geographic footprint, increasing our investment in digital marketing campaigns, and entered into a strategic partnership with a national direct primary care provider to combine our respective services into an integrated offering and expand our reach in the market.

The chart below reflects the quarterly trend in VPD.

VPD by Quarter
24,000
18,000
12,000
6,000
—
Q1-20
Q2-20
Q3-20
Q4-20
Q1-21
Q2-21
Q3-21

The COVID-19 pandemic is still evolving and the full extent of its future impact remains unknown and difficult to predict. The future impact of the COVID-19 pandemic on our performance will depend on certain developments, including the duration and spread of the virus and its newly identified strains, effectiveness and adoption rates of vaccines and other therapeutic remedies, the potential for continued or reinstated restrictive policies enforced by federal, state and local government, and the impact on our workforce of mandatory vaccination of employees, all of which create uncertainty and cannot be predicted. While we expect the disruption caused by COVID-19 and resulting impacts to diminish over time, we cannot predict the length of such impacts, and if such impacts continue for an extended period, it could have a continued effect on the Company’s results of operations, financial condition and cash flows, which could be material.

CARES Act
On March 27, 2020, the CARES Act was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the following:
•In 2020, the Company received approximately $91.5 million of general distribution payments under the Provider Relief Fund of which $23.1 million and $67.4 million was recognized during the three and nine months ended September 30, 2020, respectively. These payments have been recognized as other income in the consolidated statements of operations throughout 2020 in a manner commensurate with the reporting and eligibility requirements issued by HHS. Based on the terms and conditions of the program, including reporting guidance issued by HHS in 2021, the Company believes that it has met the applicable terms and conditions. This includes, but is not limited to, the fact that the Company’s COVID-19 related expenses and lost revenues for the year ended December 31, 2020 exceeded the amount of funds received. To the extent that reporting requirements and terms and conditions are subsequently modified, it may affect the Company’s ability to comply and ability to retain the funds. The following table summarizes the quarterly recognition of general distribution payments recognized in other expense (income), net in the Company's 2020 statements of operations (in millions):

Three Months Ended
March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total
$—	$(44.3)	$(23.1)	$(24.1)	$(91.5)
•The Company applied for and attained approval to receive $26.7 million of Medicare Accelerated and Advance Payment Program ("MAAPP") funds during the quarter ended June 30, 2020. During the nine months ended September 30, 2021, the Company repaid $8.5 million in MAAPP funds, with remaining amounts required to be repaid by the quarter ending September 30, 2022. Because the Company has not yet met all required performance obligations or performed the services related to the remaining funds, as of September 30, 2021 and December 31, 2020, $18.2 million and $15.5 million of the funds are recorded in accrued expenses and other liabilities, respectively, and zero and $11.2 million of the funds are recorded in other non-current liabilities, respectively. The Company expects nearly all remaining advanced payments to be applied by the quarter ending June 30, 2022.
•The Company elected to defer depositing the employer portion of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free. Related to these payments, as of September 30, 2021 and December 31, 2020, $5.5 million is included in accrued expenses and other liabilities and $5.5 million is included in other non-current liabilities.
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

•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. Beginning in January 2021, the physical therapy industry observed a reduction of Medicare reimbursement rates of approximately 3% in accordance with the Medicare physician fee schedule for therapy services. A further reduction of 2% through sequestration relief has been postponed until December 31, 2021. The proposed 2022 budget, released by CMS in July 2021, calls for an approximate 3.5% further reduction in reimbursement rates as well as a 15% decrease in payments for services performed by physical therapy assistants. The sequestration relief expiring on December 31, 2021 will result in an incremental 2% reduction in reimbursement unless acted upon through a Congressional measure.
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
Provision for doubtful accounts. Provision for doubtful accounts represents the Company’s estimate of net operating revenue recorded during the period that may ultimately prove uncollectible based on historical write-off experience.
Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of wages and benefits for corporate personnel, corporate outside services, marketing costs, depreciation of corporate fixed assets, amortization of intangible assets and certain corporate level professional fees, including those related to legal, accounting and payroll.

Goodwill and intangible asset impairment charges. Goodwill and intangible asset impairment charges represent non-cash charges associated with the write-down of both goodwill and trade name indefinite-lived intangible assets.
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

Clinics
To better understand geographical and location-based trends, the Company evaluates metrics based on the 900 owned and 26 managed clinic locations as of September 30, 2021. De novo clinics represent organic new clinics opened during the current period based on sophisticated site selection analytics. Acqui-novo clinics represent an existing clinic, not previously owned by the Company, in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. Same clinic revenue growth rate identifies revenue growth year over year on clinics that have been operating for over one year. This metric is determined by isolating the population of clinics that have been open for at least 12 months and calculating the percentage change in revenue of this population between the current and prior period.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Number of clinics owned (end of period)	900	873	900	873
Number of clinics managed (end of period)	26	21	26	21
New clinics opened during the period	18	9	38	16
Business days	65	65	192	193
Average visits per day	20,674	18,159	20,594	17,887
Average visits per day per clinic	23.1	20.8	23.2	20.6
Total patient visits	1,343,799	1,180,326	3,953,977	3,452,253
Net patient revenue per visit	$105.56	$112.51	$106.43	$113.76
Same clinic revenue growth rate	5.8%	(26.7)%	5.4%	(27.3)%
The following table provides a rollforward of activity related to the number of clinics owned during the corresponding periods:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Number of clinics owned (beginning of period)	889	866	875	872
Add: New clinics opened during the period	18	9	38	16
Less: Clinics closed/sold during the period	7	2	13	15
Number of clinics owned (end of period)	900	873	900	873

Results of Operations
Three months ended September 30, 2021 compared to three months ended September 30, 2020
The following table summarizes the Company’s consolidated results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$141,855	89.2%	$132,803	89.3%	$9,052	6.8%
Other revenue	17,158	10.8%	15,852	10.7%	1,306	8.2%
Net operating revenue	159,013	100.0%	148,655	100.0%	10,358	7.0%
Clinic operating costs:
Salaries and related costs	86,838	54.6%	78,039	52.5%	8,799	11.3%
Rent, clinic supplies, contract labor and other	45,765	28.8%	39,183	26.4%	6,582	16.8%
Provision for doubtful accounts	3,514	2.2%	2,938	2.0%	576	19.6%
Total clinic operating costs	136,117	85.6%	120,160	80.9%	15,957	13.3%
Selling, general and administrative expenses	30,795	19.4%	26,026	17.5%	4,769	18.3%
Goodwill and intangible asset impairment charges	508,972	320.1%	—	—%	508,972	n/m
Operating (loss) income	(516,871)	(325.0)%	2,469	1.7%	(519,340)	n/m
Change in fair value of warrant liability	(15,885)	(10.0)%	—	—%	(15,885)	n/m
Change in fair value of contingent common shares liability	(146,317)	(92.0)%	—	—%	(146,317)	n/m
Interest expense, net	7,386	4.6%	17,346	11.7%	(9,960)	(57.4)%
Interest expense on redeemable preferred stock	—	—%	4,896	3.3%	(4,896)	n/m
Other expense (income), net	52	—%	(23,117)	(15.6)%	23,169	(100.2)%
(Loss) income before taxes	(362,107)	(227.7)%	3,344	2.2%	(365,451)	n/m
Income tax (benefit) expense	(28,287)	(17.8)%	2,322	1.6%	(30,609)	n/m
Net (loss) income	$(333,820)	(209.9)%	$1,022	0.7%	$(334,842)	n/m

Net patient revenue. Net patient revenue for the three months ended September 30, 2021 was $141.9 million compared to $132.8 million for the three months ended September 30, 2020, an increase of $9.1 million or 6.8%.

The increase in net patient revenue was primarily driven by increased visit volumes as a result of COVID-19 restrictions in local markets and referral levels evolving, partially offset by unfavorable net patient revenue per visit. Total patient visits increased by approximately 0.2 million visits, or 13.8%, driving an increase in average visits per day of 2,515, or 13.8%. Net patient revenue per visit decreased $6.95, or 6.2%, to $105.56 for the three months ended September 30, 2021. The decrease in net patient revenue per visit during the three months ended September 30, 2021 was primarily driven by unfavorable mix shifts related to payor classes, states and services.

The following chart reflects additional detail with respect to drivers of the change in net patient revenue (in millions).

$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$132.8
$18.4
$(9.3)
$141.9
2020 Q3 Net patient revenue
Volume
NPR per visit
2021 Q3 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the three months ended September 30, 2021 was $17.2 million compared to $15.9 million for the three months ended September 30, 2020, an increase of $1.3 million or 8.2%. The increase in other revenue was primarily driven by higher volumes in the Sports Medicine service line as a result of the evolution of COVID-19 restrictions, as well as higher volumes in the AWS service line as a result of the evolution of COVID-19 restrictions and expanded offerings in new locations.
Salaries and related costs. Salaries and related costs for the three months ended September 30, 2021 were $86.8 million compared to $78.0 million for the three months ended September 30, 2020, an increase of $8.8 million or 11.3%. Salaries and related costs as a percentage of net operating revenue was 54.6% and 52.5% for the three months ended September 30, 2021 and 2020, respectively. The increase of $8.8 million was primarily due to higher level of wages and benefits as the Company increased its labor supply as a result of higher visit volumes. The increase as a percentage of net operating revenue was primarily driven by higher compensation for clinic labor during the three months ended September 30, 2021 and lower clinic labor productivity.

Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the three months ended September 30, 2021 were $45.8 million compared to $39.2 million for the three months ended September 30, 2020, an increase of $6.6 million or 16.8%. Rent, clinic supplies, contract labor and other costs as a percentage of net operating revenue was 28.8% and 26.4% for the three months ended September 30, 2021 and 2020, respectively. The increase of $6.6 million and increase as a percentage of net operating revenue was primarily driven by a higher clinic count and higher contract labor costs for the three months ended September 30, 2021.

Provision for doubtful accounts. Provision for doubtful accounts for the three months ended September 30, 2021 was $3.5 million compared to $2.9 million for the three months ended September 30, 2020, an increase of $0.6 million or 19.6%. Provision for doubtful accounts as a percentage of net operating revenue for the three months ended September 30, 2021 and 2020 remained relatively consistent year over year at 2.2% and 2.0%, respectively. The increase of $0.6 million was primarily driven by higher revenue associated with higher visit volumes during the three months ended September 30, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2021 were $30.8 million compared to $26.0 million for the three months ended September 30, 2020, an increase of $4.8 million or 18.3%. Selling, general and administrative expenses as a percentage of net operating revenue was 19.4% and 17.5% for the three months ended September 30, 2021 and 2020, respectively. The increase of $4.8 million and increase as a percentage of revenue was primarily due to higher transaction costs and public company operating costs, partially offset by lower business optimization, reorganization and severance costs during the three months ended September 30, 2021.
Goodwill and intangible asset impairment charges. Goodwill and intangible asset impairment charges for the three months ended September 30, 2021 was $509.0 million. The amount relates to the non-cash write-down of both goodwill and trade name indefinite-lived intangible assets resulting from updating forecasts for lower than expected patient visit volumes. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the condensed consolidated financial statements for further details.
Change in fair value of warrant liability. Change in fair value of warrant liability for the three months ended September 30, 2021 was $15.9 million. The amount relates to the change in the estimated fair value of the Company’s Private Placement Warrants and Public Warrants during the three months ended September 30, 2021.
Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the three months ended September 30, 2021 was $146.3 million. The amount relates to the change in the estimated fair value of the Company’s Earnout Shares and Vesting Shares during the three months ended September 30, 2021.
Interest expense, net. Interest expense, net for the three months ended September 30, 2021 was $7.4 million compared to $17.3 million for the three months ended September 30, 2020, a decrease of approximately $10.0 million or 57.4%. The decrease in interest expense was primarily driven by lower outstanding principal balances and lower effective interest rates under the Company’s first and second lien credit agreements during the three months ended September 30, 2021.
Interest expense on redeemable preferred stock. Interest expense on redeemable preferred stock for the three months ended September 30, 2021 was zero compared to $4.9 million for the three months ended September 30, 2020, a decrease of $4.9 million. The decrease was driven by the settlement of the redeemable preferred stock prior to the third quarter of 2021.

Other expense (income), net. Other expense, net for the three months ended September 30, 2021 was $0.1 million compared to $23.1 million of income for the three months ended September 30, 2020, a change of $23.2 million. The change was driven by $23.1 million of income related to general distribution payments under the Provider Relief Fund of the CARES Act in the three months ended September 30, 2020 that did not recur in 2021.
Income tax (benefit) expense. Income tax benefit for the three months ended September 30, 2021 was $28.3 million compared to $2.3 million of expense for the three months ended September 30, 2020, a change of $30.6 million. The change was primarily driven by the difference in estimated annual effective tax rate applied to (loss) income before taxes for the respective periods. The effective tax rate was different between the respective periods primarily due to nondeductible impairment charges, nondeductible transaction costs fair value adjustments related to liability-classified share-based instruments and increases in valuation allowances for the three months ended September 30, 2021, and the tax-effect of income related to general distribution payments recognized under the Provider Relief Fund of the CARES Act for the three months ended September 30, 2020.
Net (loss) income. Net loss for the three months ended September 30, 2021 was $333.8 million compared to net income of $1.0 million for the three months ended September 30, 2020, a change of $334.8 million. The change was primarily driven by goodwill and intangible asset impairment charges, partially offset by the change in fair value of warrant liability and change in fair value of contingent common shares liability for the three months ended September 30, 2021.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
The following table summarizes the Company’s consolidated results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$420,805	89.1%	$392,745	89.4%	$28,060	7.1%
Other revenue	51,303	10.9%	46,402	10.6%	4,901	10.6%
Net operating revenue	472,108	100.0%	439,147	100.0%	32,961	7.5%
Clinic operating costs:
Salaries and related costs	248,409	52.6%	227,354	51.8%	21,055	9.3%
Rent, clinic supplies, contract labor and other	133,140	28.2%	123,320	28.1%	9,820	8.0%
Provision for doubtful accounts	14,270	3.0%	12,899	2.9%	1,371	10.6%
Total clinic operating costs	395,819	83.8%	363,573	82.8%	32,246	8.9%
Selling, general and administrative expenses	81,912	17.4%	74,288	16.9%	7,624	10.3%
Goodwill and intangible asset impairment charges	962,303	203.8%	—	—%	962,303	n/m
Operating (loss) income	(967,926)	(205.0)%	1,286	0.3%	(969,212)	n/m
Change in fair value of warrant liability	(20,424)	(4.3)%	—	—%	(20,424)	n/m
Change in fair value of contingent common shares liability	(167,265)	(35.4)%	—	—%	(167,265)	n/m
Loss on settlement of redeemable preferred stock	14,037	3.0%	—	—%	14,037	n/m
Interest expense, net	39,105	8.3%	52,887	12.0%	(13,782)	(26.1)%
Interest expense on redeemable preferred stock	10,087	2.1%	13,877	3.2%	(3,790)	(27.3)%
Other expense (income), net	5,831	1.2%	(67,088)	(15.3)%	72,919	(108.7)%
(Loss) income before taxes	(849,297)	(179.9)%	1,610	0.4%	(850,907)	n/m
Income tax (benefit) expense	(58,533)	(12.4)%	4,098	0.9%	(62,631)	n/m
Net loss	(790,764)	(167.5)%	(2,488)	(0.6)%	(788,276)	n/m

Net patient revenue. Net patient revenue for the nine months ended September 30, 2021 was $420.8 million compared to $392.7 million for the nine months ended September 30, 2020, an increase of $28.1 million or 7.1%.

The increase in net patient revenue was primarily driven by increased visit volumes as a result of COVID-19 restrictions in local markets and referral levels evolving, partially offset by unfavorable net patient revenue per visit and one less business day in the current period. Total patient visits increased by approximately 0.5 million visits, or 14.5%, driving an increase in average visits per day of 2,707, or 15.1%. Net patient revenue per visit decreased $7.33, or 6.4%, to $106.43 for the nine months ended September 30, 2021. The decrease in net patient revenue per visit during the nine months ended September 30, 2021 was primarily driven by unfavorable mix shifts related to payor classes, states and services.
The following chart reflects additional detail with respect to drivers of the change in net patient revenue (in millions).

$500.0
$450.0
$400.0
$350.0
$300.0
$250.0
$200.0
$59.1
$392.7
$(29.0)
$(2.0)
$420.8
2020 Q3 YTD Net patient revenue
Volume
NPR per visit
One less business day
2021 Q3 YTD Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the nine months ended September 30, 2021 was $51.3 million compared to $46.4 million for the nine months ended September 30, 2020, an increase of $4.9 million or 10.6%. The increase in other revenue was primarily driven by higher volumes in the Sports Medicine service line as a result of the evolution of COVID-19 related restrictions, as well as higher volumes in the AWS service line as a result of the evolution of COVID-19 related restrictions and expanded offerings in new locations.
Salaries and related costs. Salaries and related costs for the nine months ended September 30, 2021 were $248.4 million compared to $227.4 million for the nine months ended September 30, 2020, an increase of $21.1 million or 9.3%. Salaries and related costs as a percentage of net operating revenue was 52.6% and 51.8% for the nine months ended September 30, 2021 and 2020, respectively. The increase of $21.1 million was primarily due to the higher level of wages and benefits as the Company increased its labor supply as a result of higher visit volumes. The increase as a percentage of net operating revenue was primarily driven by higher compensation for clinic labor during the nine months ended September 30, 2021.

Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the nine months ended September 30, 2021 were $133.1 million compared to $123.3 million for the nine months ended September 30, 2020, an increase of $9.8 million or 8.0%. Rent, clinic supplies, contract labor and other costs as a percentage of net operating revenue was 28.2% and 28.1% for the nine months ended September 30, 2021 and 2020, respectively. The $9.8 million increase was primarily driven by higher clinic count and higher contract labor costs during the nine months ended September 30, 2021. Total rent, clinic supplies, contract labor and other costs as a percentage of net operating revenue was relatively consistent year over year.
Provision for doubtful accounts. Provision for doubtful accounts for the nine months ended September 30, 2021 was $14.3 million compared to $12.9 million for the nine months ended September 30, 2020, an increase of $1.4 million or 10.6%. Provision for doubtful accounts as a percentage of net operating revenue for the nine months ended September 30, 2021 and 2020 remained relatively consistent year over year at approximately 3.0%. The increase of $1.4 million was primarily driven by higher revenue associated with higher visit volumes during the nine months ended September 30, 2021.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2021 were $81.9 million compared to $74.3 million for the nine months ended September 30, 2020, an increase of $7.6 million or 10.3%. Selling, general and administrative expenses as a percentage of net operating revenue was 17.4% and 16.9% for the nine months ended September 30, 2021 and 2020, respectively. The increase of $7.6 million was primarily due to higher transaction costs, share-based compensation and public company operating costs, partially offset by lower business optimization, reorganization and severance costs during the nine months ended September 30, 2021. Selling, general and administrative expenses as a percentage of net operating revenue was relatively consistent year over year.
Goodwill and intangible asset impairment charges. Goodwill and intangible asset impairment charges for the nine months ended September 30, 2021 was $962.3 million. The amount relates to the non-cash write-down of both goodwill and trade name indefinite-lived intangible assets resulting from updating forecasts for lower than expected patient visit volumes, the acceleration of clinician attrition, competition for clinicians in the current labor market and net patient revenue per visit decreases primarily driven by unfavorable payor, state and service mix shifts. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the condensed consolidated financial statements for further details.
Change in fair value of warrant liability. Change in fair value of warrant liability for the nine months ended September 30, 2021 was $20.4 million. The amount relates to the change in the estimated fair value of the Company’s Private Placement Warrants and Public Warrants between June 16, 2021, the date that the liabilities were established in connection with the closing of the Business Combination, and September 30, 2021.
Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the nine months ended September 30, 2021 was $167.3 million. The amount relates to the change in the estimated fair value of the Company’s Earnout Shares and Vesting Shares between June 16, 2021, the date that the liabilities were established in connection with the closing of the Business Combination, and September 30, 2021.
Loss on settlement of redeemable preferred stock. Loss on settlement of redeemable preferred stock for the nine months ended September 30, 2021 was $14.0 million. The loss is based on the value of cash and equity provided to preferred stockholders in relation to the outstanding redeemable preferred stock liability at the time of the closing of the Business Combination.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2021 was $39.1 million compared to $52.9 million for the nine months ended September 30, 2020, a decrease of $13.8 million or 26.1%. The decrease in interest expense was primarily driven by lower outstanding principal balances and lower effective interest rates under the Company’s first and second lien credit agreements during the nine months ended September 30, 2021.
Interest expense on redeemable preferred stock. Interest expense on redeemable preferred stock for the nine months ended September 30, 2021 was $10.1 million compared to $13.9 million for the nine months ended September 30, 2020, an decrease of $3.8 million or 27.3%. The decrease was driven by the settlement of the redeemable preferred stock prior to the third quarter of 2021.
Other expense (income), net. Other expense, net for the nine months ended September 30, 2021 was $5.8 million compared to $67.1 million of income for the nine months ended September 30, 2020, a change of $72.9 million. The change was driven by $67.4 million of income related to general distribution payments under the Provider Relief Fund of the CARES Act in the nine months ended September 30, 2020 that did not recur in 2021. In addition, during the nine months ended September 30, 2021, the Company recorded $5.5 million of charges related to the loss on debt extinguishment associated with the partial and full repayment of the first and second lien term loans.
Income tax (benefit) expense. Income tax benefit for the nine months ended September 30, 2021 was $58.5 million compared to $4.1 million of expense for the nine months ended September 30, 2020, a change of $62.6 million. The change was primarily driven by the difference in estimated annual effective tax rate applied to (loss) income before taxes for the respective periods. The effective tax rate was different between the respective periods primarily due to nondeductible impairment charges, nondeductible transaction costs, nondeductible loss on settlement of redeemable preferred stock, fair value adjustments related to liability-classified share-based instruments and increases in valuation allowances for the nine months ended September 30, 2021, and the tax-effect of income related to general distribution payments recognized under the Provider Relief Fund of the CARES Act for the nine months ended September 30, 2020.
Net loss. Net loss for the nine months ended September 30, 2021 was $790.8 million compared to $2.5 million for the nine months ended September 30, 2020, an increase in loss of $788.3 million. The comparatively higher loss was primarily driven by goodwill and intangible asset impairment charges, partially offset by the change in fair value of warrant liability and change in fair value of contingent common shares liability for the nine months ended September 30, 2021.

Non-GAAP Financial Measures
The following table reconciles the supplemental non-GAAP financial measures, as defined under the rules of the SEC, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA are defined as net income from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”) and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, goodwill and intangible asset impairment charges, changes in fair value of warrant liability and contingent common shares liability, loss on debt extinguishment, loss on settlement of redeemable preferred stock, business optimization costs, reorganization and severance costs, transaction and integration costs, charges related to lease terminations, share-based compensation, pre-opening de novo costs and non-ordinary legal and regulatory matters (“Adjusted EBITDA”).
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

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net (loss) income	$(333,820)	$1,022	$(790,764)	$(2,488)
Plus (minus):
Net loss (income) attributable to non-controlling interest	2,109	(901)	4,569	(4,086)
Interest expense, net	7,386	17,346	39,105	52,887
Interest expense on redeemable preferred stock	—	4,896	10,087	13,877
Income tax (benefit) expense	(28,287)	2,322	(58,533)	4,098
Depreciation and amortization expense	9,222	9,880	27,990	29,628
EBITDA	$(343,390)	$34,565	$(767,546)	$93,916
Goodwill and intangible asset impairment charges(1)	508,972	—	962,303	—
Goodwill and intangible asset impairment charges attributable to non-controlling interest(1)	(2,928)	—	(7,949)	—
Changes in fair value of warrant liability and contingent common shares liability(2)	(162,202)	—	(187,689)	—
Reorganization and severance costs(3)	3,551	4,436	3,913	6,833
Transaction and integration costs(4)	2,335	75	8,833	1,043
Share-based compensation	1,248	473	4,864	1,433
Pre-opening de novo costs(5)	511	368	1,386	1,230
Non-ordinary legal and regulatory matters(6)	442	—	442	—
Loss on debt extinguishment(7)	—	—	5,534	—
Loss on settlement of redeemable preferred stock(8)	—	—	14,037	—
Business optimization costs(9)	—	519	—	7,927
Adjusted EBITDA	$8,539	$40,436	$38,128	$112,382
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
(3)Represents severance, consulting and other costs related to discrete initiatives focused on reorganization and delayering of the Company’s labor model, management structure and support functions.
(4)Represents costs related to the Business Combination, clinic acquisitions and acquisition-related integration and consulting and planning costs related to preparation to operate as a public company.
(5)Represents expenses associated with renovation, equipment and marketing costs relating to the start-up and launch of new locations incurred prior to opening.
(6)Represents non-ordinary course legal costs related to the previously-disclosed ATIP shareholder class action complaint. Refer to Note 17 of the accompanying condensed consolidated financial statements for further details.
(7)Represents charges related to the derecognition of the proportionate amount of remaining unamortized deferred financing costs and original issuance discount associated with the partial repayment of the first lien term loan and derecognition of the unamortized original issuance discount associated with the full repayment of the subordinated second lien term loan. Refer to Note 8 of the accompanying condensed consolidated financial statements for further details.
(8)Represents loss on settlement of redeemable preferred stock based on the value of cash and equity provided to preferred stockholders in relation to the outstanding redeemable preferred stock liability at the time of the closing of the Business Combination.
(9)Represents non-recurring costs to optimize our platform and ATI transformative initiatives. Costs primarily relate to duplicate costs driven by IT and Revenue Cycle Management conversions, labor related costs during the transition of key positions and other incremental costs of driving optimization initiatives.

Liquidity and Capital Resources
Our principal sources of liquidity are operating cash flows, borrowings under our credit agreements and proceeds from equity issuances. We have used these funds to meet our short-term and long-term capital uses, which include salaries, benefits and other employee-related expenses, rent, clinical supplies, outside services, capital expenditures, acquisitions, de novos and acqui-novos and debt service. Our capital expenditure spend will depend on many factors, including the targeted number of new clinic openings, patient volumes, revenue growth rates and level of operating cash flows.
As a result of our debt maturity dates, we will be required to modify our facilities prior to expiration which may include new debt, amended agreements or restructured facilities. With respect to modified financing from outside sources, there is inherent risk that we may not be able to raise it on acceptable terms or at all, and the cost or availability of future financing may be impacted by financial market conditions, including future developments related to the COVID-19 pandemic. While we expect the disruption caused by COVID-19 and resulting impacts to diminish over time, we cannot predict the length of such impacts, and if such impacts continue for an extended period, it could have a material effect on the Company’s liquidity and financial condition. If additional capital is unavailable when desired, our business, results of operations and financial condition would be materially and adversely affected. We believe our operating cash flow, combined with our existing cash, cash equivalents and credit facility, will continue to be sufficient to fund our operations for at least the next 12 months.
As of September 30, 2021 and December 31, 2020, we had $66.1 million and $142.1 million in cash and cash equivalents, respectively, and $70.0 million available under our revolving credit facility, less $1.2 million of outstanding letters of credit. For the nine months ended September 30, 2021, we had operating cash outflows of $38.7 million driven by items including expenses related to activity associated with the Business Combination, payments on credit balances due to patients and payors, payment of transaction-related amount due to former owners and partial repayment of MAAPP funds. Our ability to generate future operating cash flows depends on many factors, including patient volumes and revenue growth rates.
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
As of September 30, 2021 and December 31, 2020, the Company had $18.2 million and $26.7 million of MAAPP funds contributing to the balance of cash and cash equivalents, respectively. In addition, as of September 30, 2021 and December 31, 2020, the Company had $11.0 million of deferred Social Security taxes contributing to the balance of cash and cash equivalents. The Company began applying MAAPP funds to Medicare billings in the second quarter of 2021 and began remitting payments on its deferred employer Social Security taxes in the third quarter of 2021. The MAAPP funds and deferred employer Social Security taxes are required to be repaid prior to the end of 2022. As noted previously, during the year ended December 31, 2020, the Company received approximately $91.5 million of general distribution payments under the Provider Relief Fund of the CARES Act.

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
The aggregate outstanding principal amount under the First Lien Credit Agreement was $553.5 million as of September 30, 2021 and the aggregate outstanding principal under the Credit Agreements was $999.6 million as of December 31, 2020. The term loan under the First Lien Credit Agreement is payable in quarterly installments and matures on May 10, 2023.
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

The per annum interest rate spread for revolving and swingline loans are based on a pricing grid with applicable margin determined by the first lien leverage ratio. As of September 30, 2021, the applicable interest rate spreads were 3.00% for ABR revolving loans and 4.00% for LIBOR revolving loans. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee of between 0.25% and 0.50% per annum on any unused portion of the revolving credit facility based on the pricing grid and our first lien leverage ratio.
The per annum interest rate spread for first lien term loan is (a) 2.50% for ABR loans and (b) 3.50% for LIBOR loans. As of September 30, 2021 and December 31, 2020, the effective interest rate for the first lien term loan was 4.9%.
The Credit Agreement contains covenants with which the Borrower must comply. For the First Lien Credit Agreement, the Borrower must maintain, as of the last day of each fiscal quarter when the sum of the outstanding balance of revolving loans, swingline loans and certain letters of credit exceeds 30% of the total revolving credit facility commitment, a ratio of consolidated first lien net debt to consolidated adjusted EBITDA, as defined in the Credit Agreement, not to exceed 6.25:1.00. Depending on future performance over the next twelve months, we expect the ratio may exceed 6.25:1.00. If the ratio exceeds 6.25:1.00 as of the last day of a fiscal quarter, then the sum of the outstanding balance of revolving loans, swingline loans and certain letters of credit would effectively be limited to 30%, or approximately $21.0 million, of the total revolving credit facility commitment. As of September 30, 2021 and December 31, 2020, the Borrower was in compliance with the financial covenant contained in the First Lien Credit Agreement.
Consolidated Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows:

	Nine Months Ended
($ in thousands)	September 30, 2021	September 30, 2020

Net cash (used in) provided by operating activities	(38,663)	139,133
Net cash used in investing activities	(28,703)	(15,693)
Net cash used in financing activities	(8,670)	(7,678)
Net (decrease) increase in cash and cash equivalents	(76,036)	115,762
Cash and cash equivalents at beginning of period	142,128	38,303
Cash and cash equivalents at end of period	$66,092	$154,065
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Net cash used in operating activities for the nine months ended September 30, 2021 was $38.7 million compared to $139.1 million provided by operating activities for the nine months ended September 30, 2020 a change of $177.8 million. The change was primarily the result of higher cash outflows from expenses related to activity associated with the Business Combination, $6.9 million in payments on credit balances due to patients and payors, a $3.6 million payment of transaction-related amount due to former owners, $8.5 million of partial repayments of MAAPP funds, $17.6 million in year-over-year collection of accounts receivable, the 2020 inflow of $26.7 million of MAAPP funds not recurring in 2021, and the 2020 inflow of $91.5 million of general distribution payments under the Provider Relief Fund of the CARES Act not recurring in 2021.

Net cash used in investing activities for the nine months ended September 30, 2021 was $28.7 million compared to $15.7 million for the nine months ended September 30, 2020, an increase of $13.0 million. The increase is primarily driven by $13.3 million of higher capital expenditures during the nine months ended September 30, 2021 as a result of a higher number of new clinics in the current period.
Net cash used in financing activities for the nine months ended September 30, 2021 was $8.7 million compared to $7.7 million of cash used in financing activities for the nine months ended September 30, 2020, an increase of $1.0 million. The increase was primarily driven by net cash inflows related to the Business Combination offset by higher distributions to non-controlling interest during the nine months ended September 30, 2021.
Commitments and Contingencies
The Company may be subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2021, the Company was not party to any material pending legal proceedings, except those described in Note 17 - Commitments and Contingencies, and did not record any accruals related to the outcomes of those matters. Refer to Note 17 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
We enter into contractual obligations and commitments from time to time in the normal course of business, primarily related to our debt financing and operating leases. Refer to Notes 8 and 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
Off-Balance Sheet Arrangements
As of September 30, 2021 and December 31, 2020, the Company did not have any off-balance sheet arrangements.
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
The following table disaggregates net patient revenue for each associated payor class for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Commercial	56.3%	54.3%	56.0%	52.4%
Government	24.3%	22.2%	23.6%	21.9%
Workers’ Compensation	13.7%	16.8%	14.8%	18.3%
Other (1)	5.7%	6.7%	5.6%	7.4%
	100.0%	100.0%	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury which by its nature may have longer-term collection characteristics relative to other payor classes.

The following table disaggregates accounts receivable, net associated with net patient revenue for each associated payor class as of:

	September 30, 2021	December 31, 2020
Commercial	42.8%	42.8%
Government	11.8%	11.2%
Workers’ Compensation	17.6%	18.6%
Other (1)	27.8%	27.4%
	100.0%	100.0%
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
In July 2021, the Company determined that the revision to its forecast, including factors related to the revision to its forecast, constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of $433.2 million related to goodwill and $33.7 million related to the trade name indefinite-lived intangible asset during the period ended June 30, 2021.
In October 2021, the Company reported a further revision to its forecast to reflect lower than expected patient visit volume. The Company determined that the factors related to the revision to its forecast constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of $307.4 million related to goodwill and $200.6 million related to the trade name indefinite-lived intangible asset during the period ended September 30, 2021. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the condensed consolidated financial statements for further details.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected future revenue growth rates, EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, then our reporting unit or indefinite-lived intangible assets might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of goodwill and the Company’s trade name indefinite-lived intangible asset were impaired as of June 30, 2021 and September 30, 2021 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates. Additionally, goodwill and indefinite-lived intangible assets associated with acquisitions that may occur in the future are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to impairment risk if business operating results or market conditions deteriorate.
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

	Discount rate		Terminal growth rate(1)		EBITDA margin		Royalty rate
	50 basis points		50 basis points		100 basis points		50 basis points
	Increase	Decrease	Increase	Decrease	Increase	Decrease	Increase	Decrease
Goodwill	$(50,000)	$60,000	$30,000	$(20,000)	$70,000	$(70,000)
Trade name	$(30,000)	$30,000					$50,000	$(50,000)
(1) An increase of 100 basis points to our assumed non-terminal revenue growth rates would result in approximately $60 million of an estimated increase to the fair value of our goodwill reporting unit, whereas, a 100 basis point decrease would result in approximately $100 million of an estimated decrease to the fair value of our goodwill reporting unit.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, “Basis of Presentation and Recent Accounting Standards" to the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to interest rate variability with regard to existing variable-rate debt instruments, which exposure primarily relates to movements in various interest rates, such as prime and LIBOR. The Company utilizes derivative instruments such as interest rate swaps for purposes of hedging exposures related to such variability. Management believes that the result of its interest rate swap reduces the risk of interest rate variability to an immaterial amount. As of September 30, 2021 and December 31, 2020, the fair value of the Company’s derivative instrument was a liability of $0.6 million and $2.1 million, respectively.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our leadership team fulfilling the role of Principal Executive Officer (the Executive Chairman, the Chief Operating Officer, and the Chief Financial Officer) and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
Item 1A. Risk Factors
Other than as described below, there have been no material changes from the Risk Factors previously disclosed in our amended S-1 registration statement filed with the SEC on July 28, 2021 (the "Amended S-1").
The following risk factor is added:
On November 5, 2021, the CMS issued an Interim Final Rule (“IFR”) mandating COVID-19 vaccines for all applicable staff of health care providers receiving reimbursement from the Medicare or Medicaid programs. Under the IFR, all applicable staff must be fully vaccinated by January 4, 2022 unless they qualify for a medical or religious exemption. Additionally, on November 5, 2021, the Occupational Health and Safety Administration (“OSHA”) issued an Emergency Temporary Standard (“ETS”) requiring all businesses with 100 or more employees to have all employees fully vaccinated by January 4, 2022. Employees not fully vaccinated by January 4, 2022 must provide evidence of a negative COVID-19 test on a weekly basis and wear a face mask at all times in the workplace. At this time, it is not possible to predict the impact of these proposed regulations on the Company or its workforce. The proposed new regulations, or similar mandatory vaccination or testing requirements that may become applicable to our employees, may result in employee attrition and could have a material adverse effect on our business, including future revenue, costs and results of operations. Legal challenges have been made to the ETS and other challenges to these rules may be made in the future, and we cannot predict the outcome of any such legal challenges. It is also not possible to predict the impact of these rules on the Company or its workforce. The IFR and ETS, and similar mandatory vaccination or testing requirements that may become applicable to our employees, may result in employee attrition and could have a material adverse effect on our business, including future revenue, costs and results of operations.
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1*†	Mutual Release, dated as of July 25, 2021 by and between ATI Physical Therapy, Inc. and Cedric Coco
10.2*†	Mutual Release, dated as of August 7, 2021 by and between ATI Physical Therapy, Inc. and Labeed Diab
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Operations Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer, Principal Financial Officer, and Principal Operations Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed or furnished herewith
† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ATI PHYSICAL THERAPY, INC.

Date: November 16, 2021

/s/ JOSEPH JORDAN
Joseph Jordan
Chief Financial Officer