Form 10-K
period 2021-12-31
ATI Physical Therapy, Inc.
filed 2022-03-01
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39439

ATI Physical Therapy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1408039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
790 Remington Boulevard, Bolingbrook, IL 60440
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2021, based on the closing sale price reported on the NYSE on June 30, 2021, was approximately $734.4 million.
As of February 17, 2022, there were approximately 207,358,218 shares of the registrant's common stock legally outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Form 10-K that are not historical facts are forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of the words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “project,” “forecast,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” “target” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding the impact of physical therapist attrition, anticipated visit and referral volumes and other factors on the Company's overall profitability, and estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-K, and on the current expectations of the Company’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
These forward-looking statements are subject to a number of risks and uncertainties, including:
•our dependence upon governmental and third-party private payors for reimbursement and that decreases in reimbursement rates or changes in payor and service mix may adversely affect our financial results;
•federal and state governments’ continued efforts to contain growth in Medicaid expenditures, which could adversely affect the Company’s revenue and profitability;
•payments that we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•further unfavorable shifts in payor, state and service mix;
•risks associated with public health crises, including COVID-19 (and any existing and future variants) and its direct and indirect impacts on the business, which could lead to a decline in visit volumes and referrals;
•risks related to the impact on our workforce of mandatory COVID-19 vaccination of employees;
•our inability to compete effectively in a competitive industry subject to rapid technological change including competition that could impact our ability to recruit and retain skilled physical therapists;
•failure of steps being taken to reduce attrition of physical therapists and increase hiring of physical therapists and the impact of unfavorable labor market dynamics and wage inflation;
•failure or ineffectiveness of our strategies to improve patient referrals;
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
•our operations are subject to extensive regulation and macroeconomic uncertainty;
•risks associated with applicable state laws regarding fee-splitting and professional corporation laws;
•changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis;
•the outcome of any legal and regulatory matters, proceedings or investigations instituted against us or any of our directors or officers, and whether insurance coverage will be available and/or adequate to cover such matters or proceedings;
•inspections, reviews, audits and investigations under federal and state government programs and payor contracts that could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation;
•our ability to attract and retain talented executives and employees;
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
•our inability to remediate the material weaknesses in internal control over financial reporting related to income taxes and to maintain effective internal control over financial reporting;
•risks related to outstanding indebtedness, compliance with associated covenants and the potential need to incur additional debt in the future;
•risks associated with liquidity and capital markets, including the Company's ability to generate sufficient cash flows, together with cash on hand, to cover liquidity and capital requirements;
•costs related to operating as a public company and our ability to maintain the listing of our securities on the NYSE;
If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-K are more fully described under the heading “Item 1A. Risk Factors” and elsewhere in this Form 10-K. The risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Form 10-K describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the business of the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition, statements of belief and similar statements reflect the beliefs and opinions of the Company on the relevant subject. These statements are based upon information available to the Company, as applicable, as of the date of this Form 10-K, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I
Item 1. Business
Overview
ATI Physical Therapy, Inc. and its subsidiaries (herein referred to as "we," "us," "our," "the Company." or "ATI") is the largest single-branded independent outpatient physical therapy provider in the United States by clinic count as of December 31, 2021. Our business specializes in outpatient rehabilitation and adjacent healthcare services, with 910 owned clinics (as well as 20 clinics under management service agreements) located in 25 states as of December 31, 2021. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
We offer a variety of services within our clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services. Our Company's team of professionals is dedicated to helping return patients to optimal physical health.
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
In addition to providing services to physical therapy patients at outpatient rehabilitation clinics, we provide services through our ATI Worksite Solutions ("AWS") program, Management Service Agreements ("MSA"), and Sports Medicine arrangements. AWS provides an on-site team of healthcare professionals at employer worksites to promote work-related injury prevention, facilitate expedient and appropriate return-to-work follow-up and maintain the health and well-being of the workforce. Our MSA arrangements typically include the Company providing management and physical therapy-related services to physician-owned physical therapy clinics. Sports Medicine arrangements provide certified healthcare professionals to various schools, universities and other institutions to perform on-site physical therapy and rehabilitation services.
We believe our platform is advanced in the industry in terms of our team, our clinical systems, and our corporate infrastructure. We are leveraging our platform in an effort to address some of the most pressing challenges in the U.S. healthcare system, including high costs and poor clinical outcomes. Our mission is to exceed the expectations of the hundreds of thousands of patients we serve each year by providing high quality of care in a friendly and encouraging environment.
Our strategy includes:
•Exceeding customer expectations and providing the right care at the right place at the right time;
•Building new and strengthening existing relationships with referral sources, payors and employees;
•Allocating available capital to support growth initiatives related to same-clinic sales, de novo and acqui-novo clinic openings and selective mergers and acquisitions activity; and
•Integrating our services earlier in the overall process for the evaluation and treatment of musculoskeletal ("MSK") conditions.

On June 16, 2021 (the “Closing Date”), a Business Combination transaction (the “Business Combination”) was finalized pursuant to the Agreement and Plan of Merger ("Merger Agreement"), dated February 21, 2021 between the operating company, Wilco Holdco, Inc. (“Wilco Holdco”), and Fortress Value Acquisition Corp. II (herein referred to as "FAII" and "FVAC"), a special purpose acquisition company. In connection with the closing of the Business Combination, the Company changed its name from Fortress Value Acquisition Corp. II to ATI Physical Therapy, Inc. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company’s common stock is listed on the New York Stock Exchange ("NYSE") under the symbol “ATIP.”
On August 25, 2021, the Company entered into an agreement to divest its Home Health service line. On October 1, 2021, the transaction closed with a sale price of $7.3 million.
During the fourth quarter of 2021, the Company completed 3 acquisitions consisting of 7 total clinics. With these acquisitions, the Company expanded its footprint in both Michigan and Texas.
This description of our business should be read in conjunction with our consolidated financial statements and the related notes contained in Part II, Item 8 in this Annual Report on Form 10-K.
Our Operating Model
We have an operating model that we believe is unique in the industry. We operate under a single "ATI" brand and own nearly 100% of our clinics, which we believe enables us to more consistently align the clinical and patient experience, align incentives across our teams, track and analyze clinical outcome data, and promote efficiency in our operations. The key components of our operating model include:
•Patients. We are highly focused on providing the best possible patient experience. We believe our clinics are in convenient, attractive locations and we strive to maintain a consistently positive look, feel and experience. Additionally, we work to deliver functional outcomes that meet or exceed national physical therapy industry outcomes across all body regions, which enables patients to return to their normal activities. We are proud of our average Net Promoter Score (“NPS”) of 76 and our average Google Review rating of 4.9 stars across our clinics over the trailing four quarters as of December 31, 2021. We believe these metrics are indicative of our patients’ overall satisfaction with our services and the ATI brand.
•Medical Provider Partners. We believe our medical provider partners also benefit from our customer-driven culture, expansive patient outcomes database, and case management approach, which facilitate end-to-end patient care with MSK issues. Our proprietary EMR system includes a variety of custom tools and analytics to evaluate patient performance, providing medical partner providers with simple, intuitive reports on shared patients regarding functional outcomes and performance. These scorecards are used to drive continuous quality improvement and deliver more predictable results.
•Payors. We derive revenue from a diverse range of payor sources, including commercial health plans, government programs (i.e., Medicare and Medicaid), workers’ compensation insurance and auto/personal injury insurance. We believe we offer value to payors not only through quality outcomes that may reduce downstream costs, but also through our national footprint, convenient locations and high customer ratings, which help ensure patients are satisfied with their plan offerings and benefits.
•Employers. We offer our solutions directly to self-insured employers through our ATI First offering. In these arrangements, we educate employees on the benefits of physical therapy and reduce barriers to our services. Through our ATI First model, we aim to drive lower healthcare expenditures through early-intervention and treatment of MSK conditions and hope to improve workforce productivity through lower absenteeism resulting from such MSK conditions.

Our Platform
Key elements of our platform include:
•Our People. Our business strategy relies on attracting, training, developing and retaining a skilled workforce. We experienced elevated levels of attrition during periods of 2021 and have taken swift actions in an effort to improve attrition levels. We operate on a team-based approach that works to match physical therapists, physical therapy assistants and operational support specialists with patients based on acuity to ensure patients can be seen in a timely fashion and in compliance with healthcare laws and regulations and licensure requirements. Our employees' success is measured primarily by patient outcomes and customer satisfaction. We have invested in clinical and leadership development programs offering our clinical and support staff opportunities to enhance their clinical skills and take on increasing leadership responsibilities. Combined with a competitive compensation model, we strive to be an attractive employer in the physical therapy industry.
•Our Clinical Systems & Data. Our proprietary, internally developed electronic medical records ("EMR") platform supports our clinical workflows and leverages our database of more than two and half million unique patient cases as well as peer-reviewed best practices guidelines and care protocols to maximize outcomes for our patients. Our EMR is purpose-built for physical therapy and has diagnosis-specific guidelines in place covering the majority of our patient cases. We believe that our ability to manage, deliver and track clinical outcomes positions us as an attractive partner for payors seeking to reduce downstream healthcare costs.
•Our Technology-Enabled Infrastructure. We strive to incorporate data and analytics into the ongoing management of our operations, including monitoring operating performance metrics at the clinic, clinician, and patient levels. We continually evaluate our technology and tools that support areas such as referral source relationship development, operational efficiency, consumer targeting and clinic location selection and management.
Our Services
Physical Therapy
We offer a variety of services within our clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services.
To supplement our traditional outpatient physical therapy services, we introduced ATI Connect in early 2020, a tele-physical therapy offering which launched amidst state lockdowns nationwide in response to COVID-19 (as defined below). We believe that, while virtual visits will not fully replace the need for in-person treatment, ATI Connect serves as a convenient option for patients who either lack immediate access to a clinic or are looking to supplement traditional treatments. This offering also allows us to serve patients in locations where we do not have a physical presence today.
We also offer ATI First which leverages our existing clinic footprint and clinical expertise to unlock value for self-insured employers looking to reduce MSK costs, by integrating our services earlier in the overall process for evaluating and treating MSK conditions. ATI First educates employees around the benefits of physical therapy and encourages them to consider physical therapy services before undergoing a costlier procedure. While our ATI First solution is relatively small today, we intend to leverage our demonstrated success in generating savings under our existing contracts to target new contracts.

ATI Worksite Solutions ("AWS")
AWS is an on-site service that provides customized cost-saving injury prevention programs, work-related injury assessment services, wellness offerings and consultations for employers, ranging from Fortune 100 companies to small local businesses. We staff athletic trainers, physical therapy assistants and other clinicians as Certified Early Intervention Specialists at the employer's site to provide early interventions and promote physical health and wellness.
Management Service Agreements ("MSA")
We partner with physician-owned practices to improve their performance, drive efficiencies and optimize patient outcomes. Utilizing our resources and infrastructure, we provide dedicated service teams to oversee the integration of our programs into physical therapy practices. This includes proprietary EMR integration, caseload management and continuing education in progressive therapies.
Sports Medicine
Our Sports Medicine athletic trainers work with athletes at all levels of competition to prevent, evaluate and treat sports injuries. We offer onsite sports physical therapy services, clinical evaluation and diagnosis, immediate and emergency care, nutrition programs and concussion management, among others.
Industry Factors and Competition
MSK conditions affect individuals of all ages and represent some of the most common causes of health problems in the United States. Physical therapy and related services are low-cost solutions that can address a variety of MSK conditions. We believe that the following factors, among others, affect the market and industry trends for outpatient physical therapy services:
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
•U.S. population demographics. The population of adults aged 65 and older in the U.S. is expected to continue to grow and thus expand the Company's market opportunity. According to the U.S. Census Bureau, the population of adults over the age of 65 is expected to grow 30% from 2020 through 2030.

•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. Beginning in January 2021, the physical therapy industry observed a reduction of Medicare reimbursement rates of approximately 3% in accordance with the Medicare physician fee schedule for therapy services. The proposed 2022 budget, released by CMS in July 2021, called for an approximate 3.75% further reduction in reimbursement rates as well as a 15% decrease in payments for services performed by physical therapy assistants. However, in December 2021, the Protecting Medicare and American Farmers from Sequester Cuts Act was signed into law. As a result, the reimbursement rate reduction beginning in January 2022 was approximately 0.75%. The Act did not address the 15% decrease in payments for services performed by physical therapy assistants, which began on January 1, 2022. Additionally, a further reduction through resuming sequestration has been postponed. Sequestration reductions will resume at 1% after March 31, 2022, and by an additional 1% after June 30, 2022, which will result in an overall reduction of 2% in reimbursement rates by June 30, 2022 unless acted upon through a Congressional measure.
•Workers' compensation funding. Payments received under certain workers' compensation arrangements may be based on predetermined state fee schedules, which may be impacted by changes in state funding.
•Number of people with private health insurance. Physical therapy services are often covered by private health insurance. Individuals covered by private health insurance may be more likely to use healthcare services because it helps offset the cost of such services. As health insurance coverage rises, demand for physical therapy services tends to also increase.
The outpatient physical therapy market is highly fragmented, rapidly evolving and highly competitive. Competition within the industry may intensify in the future as existing competitors and new entrants introduce new physical therapy services and platforms and consolidation in the healthcare industry continues. We currently face competition from the following categories of principal competitors:
•National physical therapy providers;
•Regional physical therapy providers;
•Physician-owned physical therapy providers;
•Individual practitioners or local physical therapy operators, which number in the thousands across the nation; and
•Vertically integrated hospital systems and scaled physician practices.

We believe the principal competitive factors in the outpatient physical therapy market include the quality of care, cost of care, treatment outcomes, breadth of location and geographic convenience, breadth of patient insurance coverage accepted by clinics, brand awareness and relations with referral sources and key industry participants. We compete in our existing markets by leveraging our unified brand, advertising to increase patient awareness, utilizing sales efforts to establish new and enhance existing relationships with referral sources, applying our team-based approach to care, leveraging our proprietary EMR and data-driven operating platform and striving for high quality of care expectations. Beginning in 2019, physical therapy providers were included in the CMS Quality Payment Program and were eligible to report quality metrics for the Merit-based Incentive Payment System ("MIPS"). We opted to report 2019 performance as an early adopter, and we received an 'exceptional' rating based on the data submitted across our platform and received a quality 'bonus' on 2021 billed CMS payments. Beginning in 2020, the CMS MIPS measures reporting became mandatory for all physical therapy providers. In November 2021, the 2020 scores were finalized and based on our performance we again received an 'exceptional' rating while scoring in the 99th percentile across all clinics and accordingly will receive the highest possible quality 'bonus' with respect to 2022 billed CMS payments. We believe the 'exceptional' rating by CMS reflects our commitment to delivering the highest quality of care and positions us as an industry leader as value-based care emerges. This is further exemplified as we have partnered with two different commercial payors on value-based contracts that pay based on quality performance. Additionally, we recently achieved Credentialing Accreditation status by the National Committee for Quality Assurance ("NCQA"). As an accredited organization, we have demonstrated that our credentialing processes are in accordance with the highest quality standards.
De Novo and Acqui-Novo Program
We have opened 144 standalone de novo and acqui-novo clinics over the three years ended December 31, 2021. We have built proprietary methods to identify future sites in urban and suburban, high-traffic areas. By incorporating various datasets, including CMS and census data, we are able to compile a comprehensive assessment of potential new locations. We leverage both bottoms-up and top-down analyses to address opportunities on a one-by-one square mile geocode and utilize a cross-functional team to assess the physical locations and develop a “go to market” strategy to determine the most attractive sites. Through our proprietary site-selection process we have identified significant actionable whitespace opportunity within our existing states today. As we enter new states organically or through acquisitions, we create new whitespace into which we can expand with de novo clinics.
In addition to our traditional approach to de novo growth, we have recently supplemented this initiative with our acqui-novo strategy, where we assume an existing clinic location in a target geography instead of developing anew. We believe that we are an attractive option for local physical therapy operators to exit their practice and join the Company due to our unified national brand, professional development opportunities and competitive compensation programs for clinical staff. Acqui-novo clinics have similar up-front costs compared to de novo clinics, but provide us with immediate presence, available staff, and referral relationships of the former owner within the surrounding areas. We view this as an alternative to a de novo build and may choose to expand our locations through either de novo or acqui-novo clinics.
Our Employees and Human Capital Resources
Our business strategy relies on attracting, training, developing, and retaining a skilled workforce. Our clinicians are a driving force for favorable patient outcomes and are key to our success. The Company has focused on increasing its clinical staffing levels by hiring clinicians and reducing levels of clinician attrition that were elevated in recent periods, which was caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform, and observed improvements in hiring and attrition levels to conclude 2021.

We offer comprehensive Total Rewards in an effort to attract new candidates and retain existing employees. Our Total Rewards program includes, but is not limited to, incentive compensation plans, healthcare and insurance benefits, a 401(k) plan, paid time off and other work-life and wellness benefits. We have focused on adding greater efficiency and effectiveness around accountability and decision rights, acted swiftly and decisively in the advent of COVID-19 to continue our strong commitment to workplace safety and the health and welfare of our clinicians and patients and created differentiated leadership and development programs to support clinician career development and growth.
We are an equal opportunity employer and are committed to maintaining a diverse and inclusive work environment. Employees are treated with dignity and respect in an environment free from harassment and discrimination regardless of race, color, age, gender, disability, minority, sexual orientation or any other protected class. Our commitment to diversity and inclusion enables employees to realize their full potential and drives high performance through innovation and collaboration.
As of December 31, 2021, we had approximately 5,600 employees. This number is not inclusive of any contractors or temporary staff but does include our on-call clinicians. We do not have any employees who are represented by a labor union or are party to a collective bargaining agreement.
Impact of COVID-19
COVID-19 has had a significant impact on the outpatient physical therapy industry. In March 2020, as the pandemic began to affect all aspects of daily-life, hospitals and surgical centers began to postpone elective and non-essential surgeries, reducing the volume of individuals requiring physical therapy services. Additionally, closures of non-essential businesses, stay-at-home orders, and social-distancing guidelines all adversely impacted the flow of visits to clinics.
We kept the vast majority of our clinics open during this period to ensure that we continued to provide the convenience and services that our patients need. As a substitute to in-person visits, we also quickly introduced our ATI Connect offering to improve access for our patients that require physical therapy but were not comfortable with in-person sessions. In response to the suppressed volumes, we quickly down-sized our workforce to better match clinicians to demand at the local level. At the same time, we took significant measures to make sure our employees were cared for, including maintaining health benefits for furloughed workers and reducing executive compensation to establish an employee relief pool that provided assistance to our employees most in need.
In response to the COVID-19 crisis, the ATI Foundation, a 501(c)(3) charitable organization founded by our team, expanded its mission to include ATI Team Forward. Through the generosity of the Company’s executive leadership, the Company Board and Advent, the ATI Team Forward grant program assisted our team members with a variety of unforeseen difficulties and hardships created by the pandemic.
Governmental Regulations and Supervision
We are subject to extensive federal, state and local government laws and regulations, including Medicare and Medicaid reimbursement rules and regulations, anti-kickback laws, self-referral prohibition statutes, false claims statutes, exclusions statutes, civil monetary penalty statutes and associated regulations, among others. We are also subject to federal and state laws that regulate the reimbursement of our services and that are designed to prevent fraud and abuse, and impose state licensure and corporate practice of medicine restrictions, as well as federal and state laws and regulations relating to the privacy of individually identifiable information. We maintain a robust compliance program, have made significant investments around our controls across the organization, and we periodically conduct internal audits and reviews along with compliance training designed to keep our officers, directors and employees educated and up-to-date and to emphasize our policy of strict compliance.

Reimbursement; Fraud and Abuse
We are subject to laws regulating reimbursement under various federal and state healthcare programs. The marketing, billing, documenting and other practices of healthcare companies are all subject to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, health insurance carriers and state agencies often conduct audits and request customer records and other documents to support our claims submitted for payment of services rendered to customers. Similarly, government agencies and their contractors periodically open investigations and obtain information from us and from healthcare providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could significantly impact our financial condition and results of operations.
Various federal and state laws prohibit the submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid, and other government healthcare programs. These laws include the federal False Claims Act, which prohibits persons or entities from knowingly submitting or causing to be submitted a claim that the person knew or should have known (i) to be false or fraudulent; (ii) for items or services not provided or provided as claimed; or (iii) was provided by an individual not otherwise qualified or who was excluded from participation in federal healthcare programs. The False Claims Act also imposes penalties for requests for payment that otherwise violate conditions of participation in federal healthcare programs or other healthcare compliance laws. In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. Additionally, the False Claims Act and similar state statutes allow individuals to bring lawsuits on behalf of the government, in what are known as qui tam or “whistleblower” actions, and can result in civil and criminal fines, imprisonment, and exclusion from participation in federal and state healthcare programs. The use of these private enforcement actions against healthcare providers has increased dramatically in recent years, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment. Revisions to the False Claims Act enacted in 2009 expanded significantly the scope of liability, provided for new investigative tools, and made it easier for whistleblowers to bring and maintain False Claims Act suits on behalf of the government.
Anti-Kickback Regulations
We are subject to federal and state laws regulating financial relationships involving federally-reimbursable healthcare services. These laws include Section 1128B(b) of the Social Security Act (the “Anti-Kickback Law”), under which civil and criminal penalties can be imposed upon persons who, among other things, offer, solicit, pay or receive remuneration in return for (i) the referral of patients for the rendering of any item or service for which payment may be made, in whole or in part, by a federal health care program (including Medicare and Medicaid); or (ii) purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, ordering any good, facility, service, or item for which payment may be made, in whole or in part, by a federal health care program (including Medicare and Medicaid). We believe that our business procedures and business arrangements are in compliance with these laws and regulations. However, the provisions are broadly written and the full extent of their specific application to specific facts and arrangements to which we are a party is uncertain and difficult to predict. In addition, several states have enacted state laws similar to the Anti-Kickback Law, many of which are more restrictive than the federal Anti-Kickback Law.

The Office of the Inspector General (“OIG”) of the Health and Human Services Department has issued regulations describing compensation arrangements that fall within a “Safe Harbor” and, therefore, are not viewed as illegal remuneration under the Anti-Kickback Law. Failure to fall within a Safe Harbor does not mean that the Anti-Kickback Law has been violated; however, the OIG has indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny under a “facts and circumstances” test. Federal case law provides limited guidance as to the application of the Anti-Kickback Law to these arrangements. However, we believe our arrangements, including our compensation and financial arrangements, comply with the Anti-Kickback Law. If our arrangements are found to violate the Anti-Kickback Law, it could have an adverse effect on our business, financial condition and results of operations. Penalties for violations include denial of payment for the services, significant criminal and civil monetary penalties, and exclusion from the Medicare and Medicaid programs. In addition, claims resulting from a violation of the Anti-Kickback Law are considered false for purposes of the False Claims Act.
Physician Self-Referral
Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. The Stark Law is a strict liability statute and proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services” subject to the Stark Law. Further, the Stark Law has application to our management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including medical advisor arrangements and any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. As with the Anti-Kickback Law, we consider the Stark Law in planning our clinics, establishing contractual and other arrangements with physicians, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law or any similar state laws, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.
Corporate Practice; Fee-Splitting; Professional Licensure
The laws of some states restrict or prohibit the “corporate practice of medicine,” meaning business corporations cannot provide medical services through the direct employment of medical providers, or by exercising control over medical decisions by medical providers. In some states, the specific restrictions explicitly apply to physical therapy services, in others the specific restrictions have been interpreted to apply to physical therapy services or are not fully developed. The specific restrictions with respect to enforcement of the corporate practice of medicine or physical therapy vary from state to state and certain states in which we operate may present higher risk than others.
Many states also have laws that prohibit a non-physical therapy entity, individual, or provider fee-splitting. Generally, these laws restrict business arrangements that involve a physical therapist sharing professional fees with a referral source, but in some states, these laws have been interpreted to extend to management agreements between physical therapists and business entities under some circumstances.

We believe that each of our facilities and medical provider partners comply with any current corporate practice and fee-splitting laws of the state in which they are located. However, such laws and regulations vary from state to state and are enforced by governmental, judicial, law enforcement or regulatory authorities with broad discretion. We cannot be certain that our interpretation of certain laws and regulations is correct with respect to how we have structured our operations, service agreements and other arrangements with physical therapists in the states in which we operate. Future interpretations of corporate practice and fee-splitting laws, the enactment of new legislation, or the adoption of new regulations relating to these laws could cause us to have to restructure our business operations or close our facilities in a particular state.
Health Information Practices
HIPAA required the Health and Human Services Department to adopt standards to protect the privacy and security of individually identifiable health-related information. HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. HIPAA also criminalized certain forms of health fraud against all public and private payors. Additionally, HIPAA mandates the adoption of standards regarding the exchange of healthcare information in an effort to ensure the privacy and electronic security of patient information and standards relating to the privacy of health information. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. In February of 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Title XIII of ARRA, HITECH, provided for substantial Medicare and Medicaid incentives for providers to adopt electronic health records (“EHRs”) and grants for the development of health information exchange (“HIE”). Recognizing that HIE and EHR systems will not be implemented unless the public can be assured that the privacy and security of patient information in such systems is protected, HITECH also significantly expanded the scope of the privacy and security requirements under HIPAA. Most notable are the mandatory breach notification requirements and a heightened enforcement scheme that includes increased penalties, and which now apply to business associates as well as to covered entities. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable in the use and disclosure of individually identifiable health information that can be more stringent than comparable provisions under HIPAA.
In addition to HIPAA, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state, some of which are more stringent than HIPAA.
We believe that our operations comply with applicable standards for privacy and security of protected healthcare information. We cannot predict what negative effect, if any, HIPAA/HITECH or any applicable state law or regulation will have on our business.
Other Regulatory Factors
Political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States. Congress, state legislatures and the private sector continue to review and assess alternative healthcare delivery and payment systems. Potential alternative approaches could include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and price controls. Legislative debate is expected to continue in the future and market forces are expected to demand only modest increases or reduced costs. For instance, managed care entities are demanding lower reimbursement rates from healthcare providers and, in some cases, are requiring or encouraging providers to accept capitated payments that may not allow providers to cover their full costs or realize traditional levels of profitability. We cannot reasonably predict what impact the adoption of federal or state healthcare reform measures or future private sector reform may have on our business.

Available Information
We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934 and, therefore, file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information are available on the SEC’s website at www.sec.gov.
Our website address is www.atipt.com. Our filings with the SEC, as well as other pertinent financial and Company information, are available at no cost on our website through the investor relations section as soon as reasonably practicable after the filing of such reports with the SEC. The information on our website is not incorporated as a part of this Annual Report.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business. You should consider carefully the risks and uncertainties described below before deciding to invest in our Common Stock, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The following risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Common Stock could decline. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Notes Regarding Forward-Looking Statements.”
Risks Relating to our Business and Industry
We depend upon governmental payors through Medicare and Medicaid reimbursement and decreases in Medicare reimbursement rates may adversely affect our financial results.
A significant portion of our net patient revenue is derived from governmental third-party payors. In 2021, approximately 23.7% of our net patient revenue was derived from Medicare and Medicaid. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Additional reforms or other changes to these payment systems may be proposed or adopted, either by the U.S. Congress (“Congress”) or by the Centers for Medicare & Medicaid Services (“CMS”), including bundled payments, outcomes-based payment methodologies and a shift away from traditional fee-for-service reimbursement. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). In the 2020 MPFS final rule, CMS proposed an increase to the code values for office / outpatient evaluation and management codes and cuts to other codes to maintain budget neutrality of the MPFS. This change in code valuations became effective January 1, 2021. Under the new code values, physical / occupational therapy services expected to see code reductions resulting in an estimated 9% decrease in payment. In December 2020, Congress passed the Consolidated Appropriations Act, which reduced the original approximately 9% reduction in reimbursement for physical and occupational therapy services in 2021 to approximately 3% and suspended a 2% sequestration deduction through the first quarter of 2021. On April 14, 2021, H.R. 1868 was signed into law. H.R. 1868 extended the suspension of the 2% Medicare sequestration reduction through 2021. The proposed 2022 budget, released by CMS in July 2021, called for an approximate 3.75% further reduction in reimbursement rates as well as a 15% decrease in payments for services performed by physical therapy assistants. However, in December 2021, the Protecting Medicare and American Farmers from Sequester Cuts Act was signed into law. As a result, the reimbursement rate reduction beginning in January 2022 was approximately 0.75%. The Protecting Medicare and American Farmers from Sequester Cuts Act did not address the 15% decrease in payments for services performed by physical therapy assistants, which began on January 1, 2022. Additionally, a further reduction through resuming sequestration has been postponed. Sequestration reductions will resume at 1% after March 31, 2022, and by an additional 1% after June 30, 2022, which will result in an overall reduction of 2% in reimbursement rates by June 30, 2022 unless acted upon through a Congressional measure.

Statutes, regulations and payment rules governing the delivery of therapy services to Medicare and Medicaid beneficiaries are complex and subject to interpretation. Compliance with such laws and regulations requires significant expense and management attention and can be subject to future government review and interpretation, as well as significant regulatory actions, including fines, penalties and exclusion from the Medicare and Medicaid programs if we are found to be in non-compliance. Any required actions to return to compliance, or any challenges to such regulatory actions, could be costly and time consuming and may not result in a favorable reversal of any such fines, penalties or exclusions.
Given the history of frequent revisions to the Medicare and Medicaid programs and their complexity, reimbursement rates and rules, we may not continue to receive reimbursement rates from Medicare or Medicaid that sufficiently compensate us for services or, in some instances, cover operating costs. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on our revenue, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare or Medicaid reimbursement payments could materially and adversely affect our business, financial condition and results of operations.
We anticipate the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.
Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. Furthermore, not all of the states in which we operate have elected to expand Medicaid as part of federal healthcare reform legislation. There can be no assurance that the program, on the current terms or otherwise, will continue for any particular period of time beyond the foreseeable future. Historically, state budget pressures have translated into reductions in state spending. In addition, an economic downturn, coupled with sustained unemployment, may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our business, our business and results of operations could be materially and adversely affected.
Payments we receive from Medicare and Medicaid are subject to potential retroactive reduction.
Payments we receive from Medicare and Medicaid can be retroactively adjusted during the claims settlement process or as a result of post-payment audits. Payors may disallow our requests for reimbursement, or recoup amounts previously reimbursed, based on determinations by the payors or their third-party audit contractors that certain costs are not reimbursable because the documentation provided was inadequate or because certain services were not covered or were deemed medically unnecessary. Significant adjustments, recoupments or repayments of our Medicare or Medicaid revenue, and the costs associated with complying with audits and investigations by regulatory and governmental authorities, could adversely affect our financial condition and results of operations.

Additionally, from time to time we become aware, either based on information provided by third parties and/or the results of internal reviews, of payments from payor sources that were either wholly or partially in excess of the amount that we should have been paid for the services provided. We are also subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare and Medicaid for payment for our services. These post-payment reviews have increased as a result of government cost-containment initiatives. Overpayments may result from a variety of factors, including insufficient documentation to support the services rendered or the medical necessity of such services, or other failures to document the satisfaction of the necessary conditions of payment. We are required by law in most instances to refund the full amount of the overpayment after becoming aware of it, and failure to do so within requisite time limits imposed by applicable law could lead to significant fines and penalties being imposed on us. Furthermore, initial billing of and payments for services that are unsupported by the requisite documentation and satisfaction of any other conditions of payment, regardless of our awareness of the failure at the time of the billing or payment, could expose us to significant fines and penalties. We and/or certain of our operating companies could also be subject to exclusion from participation in the Medicare or Medicaid programs in some circumstances, in addition to any monetary or other fines, penalties or sanctions that we may incur under applicable federal and/or state law. Our repayment of any overpayments, as well as any related fines, penalties or other sanctions that we may be subject to, and any costs incurred in responding to requests for records or pursuing the reversal of payment denials, could be significant and could have a material and adverse effect on our results of operations and financial condition.
From time to time we are also involved in various external governmental investigations, subpoenas, audits and reviews, including in connection with our claims for reimbursement and associated payments. Reviews, audits and investigations of this sort can lead to governmental subpoenas or other actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our results of operations and financial condition. Furthermore, becoming subject to these governmental subpoenas, investigations, audits and reviews can require us to incur significant legal and document production expenses as we cooperate with the governmental authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues.
We depend upon reimbursement by third-party payors.
A significant portion of our revenue is derived from third-party payors. In 2021, approximately 56.3% of our net patient revenue was derived from commercial payors. These private third-party payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit reimbursement for healthcare services in the future. In addition, Company claims are closely scrutinized, and failure to submit accurate and complete clinical documentation, including specific documentation by the service provider, could result in adverse actions taken by the payor. Further, if insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

If payments from workers’ compensation payors are reduced or eliminated, our revenue and profitability could be adversely affected.
In 2021, approximately 14.3% of our net patient revenue was derived from workers’ compensation payors. State workers’ compensation laws and regulations vary and changes to state laws could result in decreased reimbursement by third-party payors for physical therapy services, which could have an adverse impact on our revenue. Further, payments received under certain workers’ compensation arrangements may be based on pre-determined state fee schedules, which may be impacted by changes in state funding. Any modification to such schedules that reduces our ability to receive payments from workers’ compensation payors could be significant and could have a material adverse effect on our results of operations and financial condition. We may continue to experience unfavorable changes in rates and payor and service mix shifts toward lower reimbursing payor classes as opposed to higher reimbursing classes such as workers' compensation and auto personal injury. These changes may reflect longer term trends in our markets. Adverse changes in payor mix and/or payor rates are likely to adversely affect our results of operations in future periods, which effects may be material.
Our payor contracts are subject to renegotiation or termination, which could result in a decrease in our revenue or profits.
The majority of our payor contracts are subject to termination by either party. Such contracts are routinely amended (sometimes through unilateral action by payors with respect to payment policies), renegotiated, subjected to bidding processes with our competitors, or terminated altogether. Oftentimes in the renegotiation process, certain lines of business may not be renewed or a payor may enlarge its provider network or otherwise change the way it conducts its business in a way that adversely impacts our revenue. In other cases, a payor may reduce its provider network in exchange for lower payment rates. Our revenue from a payor may also be adversely affected if the payor alters its utilization management expectations and/or administrative procedures for payments and audits, changes its order of preference among the providers to which it refers business or imposes a third-party administrator, network manager or other intermediary.
We are subject to risks associated with public health crises and epidemics / pandemics, such as COVID-19 (including variants and any future emerging variants).
Our operations expose us to risks associated with public health crises and epidemics / pandemics, such as the COVID-19 pandemic that has spread globally since early 2020.
The COVID-19 pandemic (including variants and any future emerging variants) has had, and may continue to have, a material and adverse impact on our operations, including through restrictions on the operation of physical locations, potential cancellations of physical therapy patient appointments, clinical staff unavailable to work due to sickness or exposure and a decline in the scheduling of new or additional patient appointments. Due to these impacts and measures, we have experienced, and may continue to experience, significant and unpredictable reductions and cancellations of patient visits.
The continued spread of COVID-19, and the related global, national and regional policy response has also led to disruption and volatility in the global capital markets, which increases economic uncertainty and the cost of, and adversely impacts access to, capital. The COVID-19 pandemic has caused economic impacts with potentially extended duration, and could directly or indirectly cause a global recession, continued elevated wage inflation, inflation in the cost of goods, services and other operating inputs, changes in the market interest rate environment and other economic impacts.

The COVID-19 pandemic continues to impact the global economy and cause significant macroeconomic uncertainty. Infection rates vary across the country in which we operate. As we have experienced with recent variants, there may be additional waves of infection, which could be more contagious than prior waves. Governmental authorities continue to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, masking recommendations and mandates, vaccine recommendations and mandates, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns. Government measures intended to address the COVID-19 pandemic, such as mandatory quarantines, vaccine mandates and regular testing requirements, could also impact the availability of our employees or other workers or could lead to attrition of key employees or reduced visits.
Our financial results have been, and are expected to continue to be, negatively impacted by the COVID-19 pandemic. Visits per day decreased approximately 50.5%, 27.9% and 24.4% in the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively, in relation to the comparative prior year periods. We continue to experience lower aggregate patient volumes in many geographic areas in which we operate as compared to prior to the pandemic. The current economic conditions resulting from COVID-19 have significantly impacted consumer behavior, which have reduced, and could continue to reduce, customer spend on certain medical procedures, including physical therapy, in both the short- and medium-term. Furthermore, we are unable to predict the impact that COVID-19 may have going forward on our business, results of operations or financial position of any of our major payors, which could impact each payor to a varying degree and at different times and could ultimately impact our own financial performance. Certain of our competitors may also be better equipped to weather the impact of COVID-19 and be better able to address changes in customer demand.
Additionally, enhanced cleaning, sanitization and social distancing protocols, mask policy for all clinicians, patients and support staff and screening protocols for all employees and patients designed to identify possible COVID-19 symptoms, and initiatives we may take in the future, require expenditures of time and resources that we would otherwise be investing in growing the business and could result in slower growth and opportunity costs.
The COVID-19 pandemic could cause any of the impacts described above to recur or could cause other unpredictable events, including events that could impact our ability to access funds from financial institutions and capital markets on terms favorable to us, or at all, and there can be no assurance that the COVID-19 pandemic will not materially impact our results of operations and financial position in the future. Further, even though certain vaccines have been widely distributed and accepted in some geographies, there can be no assurance that the vaccines will ultimately be successful in limiting or stopping the spread of COVID-19, either over the long-term or against new, emerging variants of COVID-19. Even after the COVID-19 pandemic subsides, the U.S. economy and other major global economies may experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Therefore, it remains difficult to predict the ultimate impact of the pandemic on our results of operations and financial position. In addition to the extent that COVID-19 adversely affects our results of operations or financial position, it may also heighten the other risks described in this Item 1A. Risk Factors.
The full extent to which the COVID-19 pandemic and the various governmental responses to it impact our business, operations and financial results will depend on numerous other evolving factors that we may not be able to accurately predict, including:
•the duration and scope of the pandemic;
•the effectiveness of vaccines against COVID-19 (including against emerging variant strains);
•governmental, business and individual actions that have been and continue to be taken in response to the pandemic, and the resulting impacts on our patient volumes and other aspects of our business;

•the impact on our workforce of mandatory COVID-19 vaccination of employees;
•availability and size of the clinical labor force, competition for the employment of clinical labor and wage inflation related to clinical labor;
•our ability to comply with the requirements necessary to retain the Coronavirus Aid, Relief, and Economic Security Act provider relief funds we received;
•the effect on our patient, physician and facility referral sources and demand and ability to pay for physical therapy services;
•disruptions of or restrictions on the ability of our employees to travel and to work, including as a result of their health and well-being;
•availability of third-party providers to whom we outsource portions of our internal business functions, including billing and administrative functions relating to revenue cycle management;
•increased cybersecurity risks as a result of remote working conditions;
•the availability and cost of accessing the capital markets;
•our ability to pursue, diligence, finance and integrate acquisitions;
•our ability to comply with financial and operating covenants in our debt and operating lease agreements; and
•potential for goodwill, intangible and other asset impairment charges.
Furthermore, COVID-19 could increase the magnitude of many of the other risks described herein and have other adverse effects on our operations that we are not currently able to predict. Additionally, we may also be required to delay or limit our internal strategies in the short- and medium-term by, for example, redirecting significant resources and management attention away from implementing our strategic priorities or executing opportunistic corporate development transactions.
The magnitude of the effect of COVID-19 on our business will depend, in part, on the length and severity of the COVID-19- related restrictions (including the effects of any “re-opening” actions and plans) and other limitations on our ability to conduct its business in the ordinary course. The longer the pandemic continues, the more severe the impacts described above will be on our business (which may also be disproportionately larger in certain local areas compared to the national level). The extent, length and consequences of the COVID-19 pandemic are uncertain and impossible to predict. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on our business, financial condition, results of operations and cash flows, and could cause significant volatility in the trading prices of our securities.
We are subject risks related to the impact on our workforce of mandatory COVID-19 vaccination of employees.
We operate in certain states that currently mandate COVID-19 vaccines for healthcare workers. At this time, it is not possible to predict the impact of these regulations on the Company or its workforce. Similar mandatory vaccination or testing requirements that may become applicable to our employees, at the federal, state or local levels, may result in employee attrition and could have a material adverse effect on our business, including future revenue, costs and results of operations.

We are subject to increases in the cost inflation necessary for the provision of our services and we may not be able to fully offset this cost inflation on a timely basis or at all.
Many of the components of our cost of services are subject to price increases that are attributable to factors beyond our control, including but not limited to, costs of clinician services and other professional services, contract labor, janitorial services, support staff services and clinic supplies. In the latter part of 2021 and continuing in 2022, input costs have increased materially and at a historically high rate. The pressures of input cost inflation may continue. To the extent we are unable to offset present and future input cost increases, our operating results could be materially and adversely affected.
We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations may be harmed.
Current or potential patients may seek competitive services in lieu of our services. If we are unable to compete successfully in the physical therapy industry, our business, financial condition and results of operations could be materially adversely affected.
The outpatient physical therapy market is rapidly evolving and highly competitive, and subject to vertical integration. Such vertical integration could reduce the market opportunity for our services. Competition may intensify in the future as existing competitors and new entrants introduce new physical therapy services and platforms. We currently face competition from a range of companies, including other incumbent providers of physical therapy consultation services, that are continuing to grow and enhance their service offerings and develop more sophisticated and effective service platforms. In addition, since there are limited capital expenditures required for providing physical therapy services, there are few financial barriers to enter the industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. Competition from specialized physical therapy service providers, healthcare providers, hospital systems and other parties may result in continued pricing and volume pressures, which would likely to lead to price and volume declines in certain of our services, all of which could negatively impact our sales, profitability and market share.
Referrals and other methods of driving patient volumes are important to our profitability. We have implemented and are implementing strategies to improve our level of referrals, and if these measures are not successful, or if we are not able to successfully capture referrals or visit demand, it could lead to a decline in patient volumes and revenues, which could negatively impact our profitability and market share.
Some competitors may have greater name recognition, longer operating histories and significantly greater resources than us. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than us to new or changing opportunities, technologies, standards or client requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their services in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger client base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources or larger sales forces than ours, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain geographies or segments of the physical therapy market, which could create additional price and volume pressure. As we expand into new geographical areas, we may encounter competitors with stronger relationships or recognition in the community in such new areas, which could give those competitors an advantage in obtaining new patients or retaining existing ones.

We also compete for physical therapists and we experienced elevated levels of attrition during 2021, which has had and may continue to have adverse effects on our business, financial condition, results of operations, as well as our ability to open new clinics. We have taken and are continuing to take actions to offset those changes, but the impact of attrition has impacted overall profitability through wage inflation, greater benefits, and increases in other employee costs, as well as required a higher use of contract labor in difficult to staff markets. These labor market dynamics and level of competition are likely to continue. The ultimate impact on our business and industry remains difficult to predict, but may have a material adverse impact on our results of operations, cash flows and financial condition.
Moreover, we expect that competition will continue to increase as a result of consolidation in the healthcare industry. Many healthcare industry participants are consolidating to create integrated healthcare systems with greater market power, including, in some cases, integrating physical therapy services with their core medical practices. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide services like ours may become more intense, and the importance of establishing and maintaining relationships with key industry participants will become greater.
Rapid technological change in our industry presents us with significant risks and challenges.
The healthcare market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our brands with next-generation technologies and to develop, acquire and market new services to access new consumer populations. Moreover, we may not be successful in developing, using, selling or maintaining new technologies effectively or adapting solutions to evolving client requirements or emerging industry standards, and, as a result, our business, financial condition and results of operations could be materially adversely affected. In addition, we have limited insight into trends that might develop and later affect our business, and which could lead to errors in our analysis of available data or in predicting and reacting to relevant business, legal and regulatory trends and healthcare reform. Further, there can be no assurance that technological advances by one or more of our current or future competitors will not result in our present or future solutions and services becoming uncompetitive or obsolete. If any of these events occur, it could harm our business.
Inability to maintain high levels of service and patient satisfaction could adversely affect our business.
Failure to retain and attract sufficient numbers of qualified personnel could strain our human resources department and impede our growth or result in ineffective growth. In addition, if demand for our services increases, we need to increase our patient services and other personnel, as well as our network of partners, to provide personalized patient service. If we are not able to continue to provide high quality physical therapy services with high levels of patient satisfaction, our reputation, as well as our business, results of operations and financial condition could be adversely affected.
Our current locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all, which could adversely affect our business.
The success of any of our clinics depends in substantial part on their locations. There can be no assurance that the current locations will continue to be attractive as demographic patterns and trade areas change. For example, neighborhood or economic conditions where our clinics are located could decline in the future, thus resulting in potentially reduced patient visits. In addition, rising real estate prices in some areas may restrict our ability to lease new desirable locations or increase the cost of operating in such locations. If desirable locations cannot be obtained at reasonable prices, our ability to execute our growth strategies could be adversely affected, and we may be impacted by declines in patient visits as a result of the deterioration of certain locations, each of which could materially and adversely affect our business and results of operations.

We may incur closure costs and losses.
The competitive, economic or reimbursement conditions in the markets in which we operate may require us to reorganize or close certain clinics. Additionally, there is no guarantee that we will not have to close clinics in the future as a result of COVID-19 or its variants, execute measures designed to reduce the spread of COVID-19, or experience clinical staffing challenges, whether related to COVID-19 or labor market dynamics. Any clinic closures, reorganization or related business disruptions may have a material and adverse effect on our results of operations. In fiscal year 2021, we closed 23 clinics, compared to fiscal year 2020, during which we closed 20 clinics. In the event a clinic is reorganized or closed, we may incur losses and closure costs, including, but not limited to, lease obligations, severance and write-down or write-off of goodwill, intangible assets or other assets.
Our ability to generate revenue is highly sensitive to the strength of the economies in which we operate and the demographics and populations of the local communities that we serve.
Our revenues depend upon a number of factors, including, among others, the size and demographic characteristics of local populations and the economic condition of the communities that our locations serve. In the case of an economic downturn in a market, the utilization of physical therapy services by the local population of such market, and our resulting revenues and profitability in that market, could be adversely affected. Our revenues could also be affected by negative trends in the general economy that affect consumer spending. Furthermore, significant demographic changes in, or significant outmigration from, the neighborhoods where our clinics are located could reduce the demand for our services, all of which could materially and adversely affect our business and results of operations.
The size and expected growth of our addressable market has not been established with precision and may be smaller than estimated.
Our estimates of the addressable market are based on a number of internal and third-party estimates and assumptions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct. Accordingly, the expected growth in the market for physical therapy services may prove to be inaccurate, and the actual size of our total addressable market and resulting growth rates may be materially lower than expected.
Risks Relating to Our Operations
We depend upon the cultivation and maintenance of relationships with the physicians and other referral sources in our markets.
Our success is partially dependent upon referrals from physicians in the communities our clinics serve and our ability to maintain good relationships with these physicians and other referral sources. Physicians referring patients to our clinics are free to refer their patients to other therapy providers or to their own physician owned therapy practices. If we are unable to successfully cultivate and maintain strong relationships with such physicians and other referral sources (including as a result of negative publicity (whether true or not)), our business may be negatively impacted and our net operating revenues may decline. In addition, our relationships with referral sources are subject to extensive laws and regulations, and if those relationships with referral sources are found to be in violation of those requirements, we may be subject to significant civil, criminal and/or administrative penalties, exclusion from participation in government programs, such as Medicare and Medicaid, and/or reputational harm.

We operate our business in regions subject to natural disasters and other catastrophic events, and any disruption to our business resulting from such natural disasters or climate change would adversely affect our revenue and results of operations.
We operate our business in regions subject to severe weather and natural disasters, including hurricanes, floods, fires, earthquakes and other catastrophic events. For example, in February 2021, the state of Texas experienced unprecedented cold weather, resulting in power outages across the state. Nearly all of our clinics in Texas were impacted by the weather, with all clinics closing for at least one day. Any natural disaster or impacts from climate change could adversely affect our ability to conduct business and provide services to our customers, and the insurance we maintain may not be adequate to cover losses resulting from any business interruption resulting from a natural disaster or other catastrophic event.
Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.
We have historically acquired outpatient physical therapy clinics and it is an important part of our long-term growth strategy. Failure to successfully identify and complete acquisitions would likely result in slower growth. Even if we are able to identify appropriate acquisition targets, we may not be able to execute transactions on favorable terms or integrate targets in a manner that allows us to fully realize the anticipated benefits of these acquisitions. Acquisitions may involve significant cash expenditures, potential debt incurrence and operational losses, dilutive issuances of equity securities and expenses that could have an adverse effect on our financial condition and results of operations. Acquisitions also involve numerous risks, including:
•the difficulty and expense of integrating acquired personnel into our business;
•the diversion of management's time from existing operations;
•the potential loss of key employees of acquired companies and existing customers of the acquired companies that may not be familiar with our brand or services;
•the difficulty of assignment and/or procurement of managed care contractual arrangements; and
•the assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.
Failure of our third-party customer service and technical support providers to adequately address customers’ requests could harm our business and adversely affect our financial results.
Our customers rely on our customer service support organization to resolve issues with our services. We outsource a portion of our customer service and technical support activities to third-party service providers. We depend on these third-party customer service and technical support representatives working on our behalf, and expect to continue to rely on third parties in the future. This strategy presents risks to the business due to the fact that we may not be able to influence the quality of support as directly as we would be able to do if our own employees performed these activities. Our customers may react negatively to providing information to, and receiving support from, third-party organizations, especially if these third-party organizations are based overseas. If we encounter problems with our third-party customer service and technical support providers, our reputation may be harmed, our ability to sell our services could be adversely affected, and we could lose customers and associated revenue.

Our systems infrastructure may not adequately support our operations.
We believe our future success will depend in large part on establishing an efficient and productive information technology (“IT”) systems infrastructure that is able to provide operational intelligence and support our platform. Our systems infrastructure is designed to address interoperability challenges across the healthcare continuum and any failure of our systems infrastructure to identify efficiencies or productivity may impact the execution of our strategies and have a significant impact on business and operating results. Our inability to continue improving our clinical systems and data infrastructure could impact our ability to perform and continue improving outcomes for patients.
Failure by us to maintain financial controls and processes over billing and collections or disputes with third-parties could have a significant negative impact on our financial condition and results of operations.
The collection of accounts receivable requires constant focus and involvement by management, as well as ongoing enhancements of information systems and billing center operating procedures. There can be no assurance that we will be able to improve upon or maintain our current levels of collectability and days sales outstanding in future periods. Further, some of our patients or payors may experience financial difficulties, or may otherwise fail to pay accounts receivable when due, resulting in increased write-offs. If we are unable to properly bill and collect our accounts receivable, our financial condition and results of operations will be adversely affected. In addition, from time to time we are involved in disputes with various parties, including our payors and their intermediaries regarding their performance of various contractual or regulatory obligations. These disputes sometimes lead to legal and other proceedings and cause us to incur costs or experience delays in collections, increases in our accounts receivable or loss of revenue. In addition, in the event such disputes are not resolved in our favor or cause us to terminate our relationships with such parties, there may be an adverse impact on our financial condition and results of operations.
Legal and Regulatory Risks Relating to Our Business
Our operations are subject to extensive regulation.
Our operations are subject to extensive federal, state and local government laws and regulations, such as:
•Medicare and Medicaid reimbursement rules and regulations (as discussed above);
•federal and state anti-kickback laws, which prohibit the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration in return for ordering, leasing, purchasing or recommending or arranging for, or to induce, the referral of an individual, or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid;
•the Physician Self-Referral Law and analogous state self-referral prohibition statutes, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain "designated health services," including physical therapy, if the physician or a member of such physician's immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with an entity, and prohibits the entity from billing Medicare or Medicaid for such "designated health services";

•the federal False Claims Acts (the "False Claims Acts"), which impose civil and/or criminal penalties against any person or entity that knowingly submits or causes to be submitted a claim that the person knew or should have known (i) to be false or fraudulent; (ii) for items or services not provided or provided as claimed; or (iii) was provided by an individual not otherwise qualified or who was excluded from participation in federal healthcare programs. The False Claims Acts also impose penalties for requests for payment that otherwise violate conditions of participation in federal healthcare programs or other healthcare compliance laws;
•U.S.C. 42 U.S. Code § 1320a–7, the Exclusions Statute of the Social Security Act, which subjects healthcare providers to exclusion from participation in federal healthcare programs if they engage in Medicare fraud, patient neglect or abuse / felony convictions related to fraud, breach of fiduciary duties or other financial misconduct related to healthcare service delivery;
•the civil monetary penalty statute and associated regulations, which authorizes the government agency to impose civil money penalties, an assessment, and program exclusion for various forms of fraud and abuse; and
•the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Law, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, and physical therapy providers, in particular, have been subject to increased enforcement. We believe we are in substantial compliance with all laws, but differing interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our methods of operations, facilities, equipment, personnel, services and capital expenditure programs and increase our operating expenses. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations.
In conducting our business, we are required to comply with applicable state laws regarding fee-splitting and professional corporation laws.
The laws of some states restrict or prohibit the “corporate practice of medicine,” meaning business corporations cannot provide medical services through the direct employment of medical providers, or by exercising control over medical decisions by medical providers. In some states, such restrictions explicitly apply to physical therapy services; in others, those restrictions have been interpreted to apply to physical therapy services or are not fully developed.
Specific restrictions with respect to enforcement of the corporate practice of medicine or physical therapy vary from state to state and certain states in which we operate may present higher risk than others. Each state has its own professional entity laws and unique requirements for entities that provide professional services. Further, states impose varying requirements on the licenses that the shareholders, directors, officers, and professional employees of professional corporations must possess.

Many states also have laws that prohibit non-physical therapy entities, individuals or providers from sharing in or splitting professional fees for patient care (“fee-splitting”). Generally, these laws restrict business arrangements that involve a physical therapist sharing professional fees with a referral source, but in some states, these laws have been interpreted to extend to management agreements between physical therapists and business entities under some circumstances.
Such laws and regulations vary from state to state and are enforced by governmental, judicial, law enforcement or regulatory authorities with broad discretion. Accordingly, we cannot be certain that our interpretation of certain laws and regulations is correct with respect to how we have structured our operations, service agreements and other arrangements with physical therapists in the states in which we operate.
The enforcement environment in any state in which we operate could also change, leading to increased enforcement of existing laws and regulations. If a court or governing body determines that we, or the physical therapists whom we support, have violated any of the fee-splitting laws or regulations, or if new fee-splitting laws or regulations are enacted, we or the physical therapists whom we support could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements with our licensed providers of physical therapy (which may not be completed on a timely basis, if at all, and may result in terms materially less favorable to us), all of which may have a material adverse effect on our business.
We face inspections, reviews, audits and investigations under federal and state government programs and payor contracts. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits, subpoenas and investigations to verify our compliance with these programs and applicable laws and regulations. Payors may also reserve the right to conduct audits. We also periodically conduct reviews of our regulatory compliance. While our facilities intend to comply with the federal requirements for properly billing, coding and documenting claims for reimbursement, there can be no assurance that these audits will determine that all applicable requirements are fully met at the facilities that are reviewed. An adverse inspection, review, audit or investigation could result in:
•refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from payors;
•state or federal agencies imposing fines, penalties and other sanctions on us;
•temporary suspension of payment for new patients;
•decertification or exclusion from participation in the Medicare or Medicaid programs or one or more payor networks;
•self-disclosure of violations to applicable regulatory authorities;
•damage to our reputation; and
•loss of certain rights under, or termination of, our contracts with payors.
We may be subject to various external governmental investigations, subpoenas, audits and reviews. Certain adverse governmental investigations, subpoenas, audits and reviews may require us to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits and investigations, which could have a material adverse effect on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, subpoenas, audits or investigations could be significant.
Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.
HIPAA required the Health and Human Services Department to adopt standards to protect the privacy and security of individually identifiable health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. The Health Information Technology for Electronic and Clinical Health Act (“HITECH”), which was signed into law in 2009, enhanced the privacy, security and enforcement provisions of HIPAA by, among other things establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general and increasing penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties.
In addition to HIPAA, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state. Lawsuits, including class actions and actions by state attorneys general, directed at companies that have experienced a privacy or security breach also can occur.
We have established policies and procedures in an effort to ensure compliance with these privacy related requirements. However, if there is a breach of these privacy related requirements, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.
Our business may be adversely impacted by healthcare reform efforts, including repeal of or significant modifications to the ACA.
In recent years, Congress and certain state legislatures have considered and passed a number of laws that are intended to result in significant changes to the healthcare industry. However, there is significant uncertainty regarding the future of the Patient Protection and Affordable Care Act (“ACA”), the most prominent of these reform efforts. The law has been subject to legislative and regulatory changes and court challenges, and the prior presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to the ACA, its implementation or its interpretation. In 2017, the Tax Cuts and Jobs Acts was enacted, which, effective January 1, 2019, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance. Because the penalty associated with the individual mandate was eliminated, a federal judge in Texas ruled in December 2018 that the entire ACA was unconstitutional. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals upheld the lower court’s finding that the individual mandate is unconstitutional and remanded the case back to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court (the “Supreme Court”) granted the petitions for writs of certiorari to review this case and on June 17, 2021, the Supreme Court dismissed this case without specifically ruling on the constitutionality of the ACA. These and other efforts to challenge, repeal or replace the ACA may result in reduced funding for state Medicaid programs, lower numbers of insured individuals, and reduced coverage for insured individuals. There is uncertainty regarding whether, when and how the ACA will be further changed or challenged, what alternative provisions, if any, will be enacted, and the impact of alternative provisions on providers and other healthcare industry participants. Government efforts to repeal or change the ACA or to implement alternative reform measures could cause our revenues to decrease to the extent such legislation reduces Medicaid and/or Medicare reimbursement rates.

Our failure to comply with labor and employment laws could result in monetary fines and penalties.
Worker health and safety (OSHA and similar state and local agencies); family medical leave (the Family Medical Leave Act), wage and hour laws and regulations, equal employment opportunity and non-discrimination requirements, among other laws and regulations relating to employment, apply to us. Failure to comply with such laws and regulations could result in the imposition of consent orders or civil and criminal penalties, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition. The regulatory framework for privacy issues is rapidly evolving and future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.
There is an inherent risk of liability in the provision of healthcare services; damage to our reputation or our failure to adequately insure against losses, including from substantial claims and litigation, could have an adverse impact on our operations, financial condition or prospects.
There is an inherent risk of liability in the provision of healthcare services. As a participant in the healthcare industry, we are and expect to be, periodically subject to lawsuits, some of which may involve large claims and significant costs to defend. In such cases, coverage under our insurance programs may not be adequate to protect us. Our insurance policies are subject to annual renewal and our insurance premiums could be subject to material increases in the future. We cannot ensure that we will be able to maintain our insurance on acceptable terms in the future, or at all. A successful claim in excess of, or not covered by, our insurance policies could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity. Even where our insurance is adequate to cover claims against us, damage to our reputation in the event of a judgment against us, or continued increases in our insurance costs, could have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources, liquidity, or prospects.
We may be subject to claims, lawsuits, and investigations or other actions, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
From time to time, we are party to legal proceedings, governmental audits and investigations that arise in the ordinary course of business. We are also subject to actual and potential claims, lawsuits and investigations outside of the ordinary course of business. Refer to Note 18 - Commitments and Contingencies of our consolidated financial statements included in Part II, Item 8 of this Form 10-K for examples of claims to which are subject.
Such claims, legal proceedings, governmental audits and investigations may involve large claims and significant costs to defend. In such cases, coverage under our insurance programs would not be adequate to protect us. Additionally, our insurance policies are subject to annual renewal and our insurance premiums could be subject to material increases in the future. We cannot ensure that we will be able to maintain our insurance on acceptable terms in the future, or at all. A successful claim in excess of, or not covered by, our insurance policies could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity. Even where our insurance is adequate to cover claims against us, damage to our reputation in the event of a judgment against us, or continued increases in our insurance costs, could have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources, liquidity, or prospects.

Risks Relating to Our Human Resources
Our facilities face competition for experienced physical therapists and other clinical providers and clinical staff that may increase labor costs and reduce profitability.
Our ability to retain and attract clinical talent is critical to our ability to provide high quality care to patients and successfully cultivate and maintain strong relationships in the communities we serve. If we cannot recruit and retain our base of experienced and clinically skilled therapists and other clinical providers, management and support personnel, our business may decrease and our revenues may decline and/or operating margins may decrease as a result of higher use of contract labor in difficult to staff markets. We compete with other healthcare providers in recruiting and retaining qualified management, physical therapists and other clinical staff and support personnel responsible for the daily operations of our business, financial condition and results of operations. We have recently experienced an accelerated rate of attrition, which has had and may continue to have adverse effects on our business, financial condition, results of operations, as well as our ability to open new clinics.
As we implement actions to reduce attrition and increase hiring of physical therapists, we expect to experience increases in our labor costs, primarily due to higher wages and greater benefits required to retain and attract qualified healthcare personnel, and such increases may adversely affect our profitability. Furthermore, while we attempt to manage overall labor costs in the most efficient way, our efforts to manage them may have limited effectiveness and may lead to increased turnover and other challenges.
We face licensing and credentialing barriers, and associated variability across states is a risk to timely delivery of productive talent.
The scope of licensing laws differs from state to state, and the application of such laws to the activities of physical therapists and other clinical providers is often unclear. Given the nature and scope of the solutions and services that we provide, we are required to maintain physical therapy licenses and registrations for us and our providers in certain jurisdictions and to ensure that such licenses and registrations are in good standing. These licenses require us and our providers to comply with the rules and regulations of the governmental bodies that issued such licenses. Our providers are also required to be credentialed with payors prior to providing services to health plan patients, and completion of the credentialing process, if delayed, may delay our ability to provide services to health plan patients. Our providers’ failure to comply with such rules and regulations could result in significant administrative penalties or the suspension of a license or the loss of a license, as well as credentialing delays, all of which could negatively impact our business.
Risks Relating to Our Information Technology
We rely on information technology in critical areas of our operations, and a disruption relating to such technology could harm our financial condition.
We rely on IT systems in critical areas of our operations, including our electronic medical records system and systems supporting revenue cycle management, and financial and operational reporting, among others. We have legacy IT systems that IT is continuing to upgrade and modernize. If one of these systems were to fail or cause operational or reporting interruptions, or if we decide to change these systems or hire outside parties to provide these systems, we may suffer disruptions, which could have a material adverse effect on our operation, results of operations and financial condition. In addition, we may underestimate the costs, complexity and time required to develop and implement new systems.

We use software vendors and network and cloud providers in our business and if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change, it could have a material adverse effect on our business, financial condition and results of operations.
Our ability to provide our services and support our operations requires that we work with certain third-party providers, including software vendors and network and cloud providers, and depends on such third parties meeting our expectations in timeliness, quality, quantity and economics. Our third-party suppliers may be unable to meet such expectations due to a number of factors, including due to factors attributable to the COVID-19 pandemic. We might incur significant additional liabilities if the services provided by these third parties do not meet our expectations, if they terminate or refuse to renew their relationships with us or if they were to offer their services on less advantageous terms. We rely on internally developed software applications and systems to conduct our critical operating and administrative functions. We also depend on our software vendors to provide long-term software maintenance support for our information systems. In addition, while there are backup systems in many of our operating facilities, we may experience an extended outage of network services supplied by these vendors or providers that could impair our ability to deliver our solutions, which could have a material adverse effect on our business, financial condition and results of operations.
We are a target of attempted cyber and other security threats and must continuously monitor and develop our IT networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact or which may cause a violation of HIPAA or HITECH and subject us to potential legal and reputational harm.
In the normal course of business, our IT systems hold sensitive patient information including patient demographic data, eligibility for various medical plans including Medicare and Medicaid and protected health information subject to HIPAA and HITECH. We also contract with third-party vendors to maintain and store our patients’ individually identifiable health information. Numerous state and federal laws and regulations address privacy and information security concerns resulting from our access to our patients’ and employees’ personal information. Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving referrals, assigning clinicians to patients, documenting medical information and maintaining an accurate record of all transactions.
While we have not experienced any known attacks on our IT systems that have compromised patient data, our IT systems and those of our vendors that process, maintain and transmit such data are subject to computer viruses, cyber-attacks, including ransomware attacks, or breaches. We maintain our IT systems with safeguard protection against cyber-attacks including active intrusion protection, firewalls and virus detection software. We adhere to (and require our third-party vendors to adhere to) policies and procedures designed to ensure compliance with HIPAA and HITECH regulations. We have developed and tested a response plan in the event of a successful attack and maintain commercial insurance related to a cyber-attack. However, these safeguards do not ensure that a significant cyber-attack could not occur. A successful attack on our or our third-party vendors’ IT systems could have significant consequences to the business, including liability for compromised patient information, business interruption, significant civil and criminal penalties, lawsuits, reputational harm and increased costs to us, any of which could have a material adverse effect on our financial condition and results of operations.

In addition, insider or employee cyber and security threats are increasingly a concern for all large companies, including us. Our future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of protected health information, other confidential data or proprietary business information, operational or business delays resulting from the disruption of IT systems and subsequent mitigation activities, or regulatory action taken as a result of such incidents. We provide our employees with training and regular reminders on important measures they can take to prevent breaches. We routinely identify attempts to gain unauthorized access to our systems. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach, or unavailability of our information systems, as well as any systems used in acquired company operations.
Risks Relating to Our Accounting and Financial Policies
We currently outsource, and from time to time in the future may outsource, a portion of our internal business functions to third-party providers. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business, results of operations and financial condition.
We currently, and from time to time in the future, may outsource portions of our internal business functions, including billing and administrative functions relating to revenue cycle management, to third-party providers. These third-party providers may not comply on a timely basis with all of our requirements, or may not provide us with an acceptable level of service. In addition, reliance on third-party providers could have significant negative consequences, including significant disruptions in our operations and significantly increased costs to undertake such operations, either of which could damage our relationships with our customers. We could experience a reduction in revenue due to inability to collect from patients, overpayments, claim denials, recoupments or governmental and third-party audits all of which may impact our profitability and cash flow.
If our estimates or judgments relating to our accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments used in preparing financial statements include those related to the determination of the revenue transaction price for current transactions and estimation of expected collections on our accounts receivable, assumptions and estimates related to realizability of deferred tax assets, assumptions and estimates related to the valuation of goodwill and intangible assets, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.

The Warrants are accounted for as liabilities and the changes in value of the Warrants could have a material effect on our financial results.
The Company accounts for its outstanding Public Warrants and Private Placement Warrants assumed as part of the Business Combination in accordance with the guidance contained in Accounting Standards Codification 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”). As such, the Warrants are accounted for as derivative liabilities and are subject to re-measurement at each balance sheet date. Changes in fair value are reported in earnings as a non-cash gain or loss in the Company’s consolidated statements of operations.
As a result of the recurring fair value measurement, our financial statements and results of operations may materially fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect to recognize non-cash gains or losses on the Warrants each reporting period and the amount of such gains or losses could be material and variable.
The Earnout Shares and Vesting Shares are accounted for as liabilities and the changes in value of these shares could have a material effect on our financial results.
We account for the potential Earnout Shares and the Vesting Shares as liabilities in accordance with the guidance in Accounting Standards Codification 480, “Distinguishing Liabilities from Equity,” and 815-40, “Derivatives and Hedging—Contracts on an Entity’s Own Equity,” which provide for the remeasurement of the fair value of such shares at each balance sheet date and changes in fair value are recognized in our statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may materially fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect to recognize non-cash gains or losses each reporting period and the amount of such gains or losses could be material and variable.
In light of our recent reductions in our forecast, we were required to recognize an impairment of our goodwill and other intangible assets as of each June 30, 2021 and September 30, 2021, which represent a significant portion of our total assets. Any further impairment charges may be material and have a material adverse effect on our business, financial condition, and results of operations.
As of December 31, 2021, we had $608.8 million of goodwill and $411.7 million of trade name and other intangible assets recorded on our balance sheet. We test such assets for impairment at least annually on the first day of the fourth quarter of each year or on an interim basis whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment may result from, among other things, increased attrition, adverse market conditions, adverse changes in applicable laws or regulations, including changes that affect the services we offer, lower visit volumes, lower revenue reimbursement rates, compressed operating margins and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 - Goodwill, Trade Name and Other Intangible Assets to our consolidated financial statements included in Part II, Item 8, of this Form 10-K for further discussion of our goodwill and intangible assets.
The Company determined that revisions to the 2021 forecast constituted interim triggering events requiring further analysis with respect to potential impairments to goodwill and trade name intangible assets. Accordingly, we performed interim quantitative impairment testing as of June 30, 2021 and September 30, 2021, and, as a result thereof, we recorded non-cash impairment charges in the line item goodwill and intangible asset impairment charges of $453.3 million and $509.0 million in the Company’s consolidated statements of operations during the periods ended June 30, 2021 and September 30, 2021, respectively. Further impairments of all or part of our goodwill or other identifiable assets may have a material adverse effect on our business, financial condition or results of operations.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company's reporting unit and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic and regulatory conditions. These assumptions and estimates include projected future revenue growth rates, EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, then our reporting unit or indefinite-lived intangible assets might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of the Company's goodwill and trade name indefinite-lived intangible asset were impaired during 2021, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates. To the extent that business conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future.
If the Company is unable to remediate the material weaknesses in its internal control over financial reporting related to income taxes, or if the Company identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of the Company's consolidated financial statements or failure to meet its periodic reporting obligations.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of the Company's consolidated financial statements, material weaknesses related to the income tax provision were identified in our internal control over financial reporting as of December 31, 2021. The Company did not design and maintain an effective control environment commensurate with our financial reporting requirements as we did not maintain a sufficient complement of tax personnel with the appropriate mix of competent resources and financial reporting experience. Additionally, the Company did not design and maintain effective controls related to the income tax provision, including controls related to valuation allowances associated with the realizability of deferred tax assets.
The material weaknesses will not be considered remediated until management completes the remediation plan described in Part II, Item 9A of this Form 10-K, and the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.
If we identify any new material weaknesses in the future, any such newly identified material weaknesses could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the Company's material weaknesses related to income taxes or to avoid potential additional future material weaknesses in our internal controls over financial reporting.

Risks Relating to Liquidity
We have outstanding indebtedness and may incur additional debt in the future.
We have outstanding indebtedness and our ability to incur additional indebtedness is subject to and potentially restricted by the terms of any such indebtedness or future indebtedness. Our indebtedness could have detrimental consequences on our ability to obtain additional financing as needed for working capital, acquisition costs, other capital expenditures or general corporate purposes. We cannot be certain that cash flow from operations will be sufficient to allow us to pay principal and interest on the debt, support operations and meet other obligations. If we do not have the resources to meet our obligations, we may be required to refinance all or part of our outstanding debt, sell assets or borrow more money. We may not be able to do so on acceptable terms, in a timely manner, or at all. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. Defaults under our debt agreements could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations.
Our outstanding indebtedness contains covenants that may limit certain operating and financial decisions. Non-compliance with these covenants may result in the acceleration of our indebtedness which could lead to bankruptcy, reorganization or insolvency.
Our credit agreements contain restrictive and financial covenants that impose significant operating and financial restrictions that may limit our ability to take actions that may be in our long-term best interest, including, but not limited to, limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. Failure to comply with these covenants and restrictions could result in an event of default, subject to customary cure periods.
In addition, the financial covenants require us to maintain a secured net leverage ratio, which we may be unable to meet. Our failure to comply with these covenants could result in the acceleration of some or all of our indebtedness, which could lead to bankruptcy, reorganization or insolvency.
We may be unable to generate sufficient cash and may be required to take other actions, which may not be successful, to satisfy our obligations.
To the extent our operating cash flows, together with our cash on hand, become insufficient to cover our liquidity and capital requirements, including funds for any future acquisitions and other corporate transactions, we may be required to seek third-party financing. There can be no assurance that we would be able to obtain any required financing on a timely basis or at all. Further, lenders and other financial institutions could require us to agree to more restrictive covenants, grant liens on our assets as collateral and/or accept other terms that are not commercially beneficial to us in order to obtain financing. Such terms could further restrict our operations and exacerbate any impact on our results of operations and liquidity.
Risks Relating to Ownership of Our Common Stock
Our stock price may change significantly and you could lose all or part of your investment as a result.
The trading price of our Common Stock is volatile. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “—Risks Relating to Our Business and Industry” and the following:
•results of operations that vary from the expectations of securities analysts and investors;

•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors or other unexpected adverse developments in our financial results, guidance or other forward-looking information, or industry, geographical or market sector trends;
•declines in the market prices of stocks generally;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•any significant change in our management;
•changes in general economic or market conditions or trends in our industry or markets;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•future sales of our Common Stock or other securities;
•investor perceptions or the investment opportunity associated with our Common Stock relative to other investment alternatives;
•the public's response to press releases or other public announcements by us or third-parties, including
•our filings with the SEC;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•the development and sustainability of an active trading market for our stock;
•actions by institutional or activist stockholders;
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, war, acts of terrorism, health pandemics or responses to these events.
These broad market and industry fluctuations may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction deemed undesirable by our Board that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
These provisions provide for, among other things:
•there is no cumulative voting with respect to the election of our Board;
•the division of our Board into three classes, with only one class of directors being elected in each year;
•the ability of our Board to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•limiting the ability of stockholders to act by written consent;
•the ability of our Board to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances;
•providing that our Board is expressly authorized to adopt, amend, alter or repeal our bylaws;
•the removal of directors only for cause; and
•that certain provisions may be amended only by the affirmative vote of at least 65% (for amendments to the indemnification provisions) or 66.7% (for amendments to the provisions relating to the board of directors) of the shares of our Common Stock entitled to vote generally in the election of our directors.
These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Our Amended and Restated Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our Amended and Restated Bylaws provide that, subject to limited exceptions, any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to us or our stockholders, (iii) action asserting a claim arising pursuant to any provision of the DGCL, our Second Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws or (iv) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Our Amended and Restated Bylaws also provide that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of the Amended and Restated Bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. This exclusive forum provision does not apply to claims under the Exchange Act but does apply to other state and federal law claims including actions arising under the Securities Act. Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our Amended and Restated Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
As a “controlled company” within the meaning of NYSE listing standards, we qualify for exemptions from certain corporate governance requirements. We have the opportunity to elect any of the exemptions afforded a controlled company.
Because Advent International Corporation (“Advent”) controls more than a majority of our total voting power, we are a “controlled company” within the meaning of NYSE Listing Standards. Under NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with the following NYSE rules regarding corporate governance:
•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that compensation of its executive officers be determined by a majority of the independent directors of the board or a compensation committee comprised solely of independent directors with a written charter addressing the committee's purpose and responsibilities; and
•the requirement that director nominees be selected, or recommended for the board's selection, either by a majority of the independent directors of the board or a nominating committee comprised solely of independent directors with a written charter addressing the committee's purpose and responsibilities.

Advent has significant influence over us.
As of December 31, 2021, Advent beneficially owns approximately 56.1% of our Common Stock. As long as Advent owns or controls a significant percentage of our outstanding voting power, it will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Advent’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Common Stock to decline or prevent stockholders from realizing a premium over the market price for our Common Stock.
Advent’s interests may not align with our interests as a company or the interests of our other stockholders. Accordingly, Advent could cause us to enter into transactions or agreements of which other stockholders would not approve or make decisions with which other stockholders would disagree. Further, Advent is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Advent may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In recognition that partners, members, directors, employees, stockholders, agents and successors of Advent and its successors and affiliates and any of their respective managed investment funds and portfolio companies may serve as our directors or officers, the Second Amended and Restated Certificate of Incorporation provides, among other things, that none of Advent or any partners, members, directors, employees, stockholders, agents or successors of Advent and its successors and affiliates and any of their respective managed investment funds and portfolio companies has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do (except as otherwise expressly provided in any agreement entered into between us and such exempted person). In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by Advent to themselves or their other affiliates.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease all of the properties used for our clinics under operating leases with lease terms typically ranging from 7 to 10 years with options to renew. We intend to lease the premises for any new clinic locations. Our typical clinic occupies 1,000 to 5,000 square feet.
We also lease our executive offices located in Bolingbrook, Illinois, under an operating lease expiring in December 2032. We currently lease approximately 135,000 square feet of space at our corporate offices.
Item 3. Legal Proceedings
From time to time, the Company may be involved in legal proceedings or subject to claims arising in the ordinary course of business. The outcome of any litigation and claims against the Company cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. Refer to Note 18 - Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8, of this Form 10-K for further details.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our Class A common stock and Public Warrants are currently listed on the New York Stock Exchange ("NYSE") under the symbols "ATIP" and "ATIP WS," respectively. As of February 17, 2022, there were approximately 272 holders of record of our outstanding common stock.
Dividends
We have not paid any cash dividends on our Class A common stock to date. We currently intend to retain any future earnings to finance the operations of our business and do not expect to pay any dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors, and will depend upon our results of operations, financial condition, capital requirements and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.
Securities Authorized for Issuance Under Equity Compensation Plans
Refer to Note 10 - Share-Based Compensation in the consolidated financial statements for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph
The following graph compares the cumulative total return to stockholders from the closing price on June 17, 2021 (the date our Class A common stock began trading on the NYSE following the Business Combination) through December 31, 2021, relative to the performance of the NYSE Composite Index and the NYSE Health Care Index. The stock performance graph assumes $100 was invested in our Class A common stock and the common stock of each of the companies listed on the NYSE Composite Index and the NYSE Health Care Index on June 17, 2021, and that any dividends were reinvested.

Total Return Performance
125
100
75
50
25
06/17/21
06/30/21
09/30/21
12/31/21
ATI Physical Therapy, Inc.
NYSE Composite Index
NYSE Health Care Sector Index

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
During the three months ended December 31, 2021, the Company withheld shares of our common stock in connection with employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans of Programs
October 1 - October 31, 2021	—	$—	—	—
November 1 - November 30, 2021	3,931	$3.60	—	—
December 1 - December 31, 2021	25,860	$3.14	—	—
Total	29,791	$3.20	—	—
(1) Represents shares delivered to or withheld by us in connection with employee minimum tax withholding obligations upon exercise or vesting of stock awards. No shares were purchased in the open market pursuant to a repurchase program.

Item 6. Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of ATI Physical Therapy, Inc. and its subsidiaries (herein referred to as “we,” ”us,” “the Company,” “our Company,” or "ATI") should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report. For management's discussion and analysis on the Company's financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's amended S-1 registration statement filed with the SEC on July 28, 2021 (the "Amended S-1").
We make statements in this discussion that are forward-looking and involve risks and uncertainties. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of the Company. The forward-looking statements are based on our current views and assumptions, and actual results could differ materially from those anticipated in such forward-looking statements due to factors including, but not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
Many factors are beyond our control. Given these uncertainties, you should not place undue reliance on our forward-looking statements. Our forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report. Except as required by law, we are under no obligation to update any forward-looking statement, regardless of the reason the statement may no longer be accurate.
Certain amounts in this Management's Discussion and Analysis may not add due to rounding. All percentages have been calculated using unrounded amounts for the years ended December 31, 2021, 2020 and 2019.
All dollar amounts are presented in thousands, unless indicated otherwise.
Company Overview

We are a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 910 owned clinics (as well as 20 clinics under management service agreements) located in 25 states as of December 31, 2021. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
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

In addition to providing services to physical therapy patients at outpatient rehabilitation clinics, we provide services through our ATI Worksite Solutions (“AWS”) program, Management Service Agreements (“MSA”) and Sports Medicine arrangements. AWS provides an on-site team of healthcare professionals at employer worksites to promote work-related injury prevention, facilitate expedient and appropriate return-to-work follow-up and maintain the health and well-being of the workforce. Our MSA arrangements typically include the Company providing management and physical therapy-related services to physician-owned physical therapy clinics. Sports Medicine arrangements provide certified healthcare professionals to various schools, universities and other institutions to perform on-site physical therapy and rehabilitation services.
The Business Combination
On June 16, 2021 (the “Closing Date”), a Business Combination transaction (the “Business Combination”) was finalized pursuant to the Agreement and Plan of Merger ("Merger Agreement"), dated February 21, 2021 between the operating company, Wilco Holdco, Inc. (“Wilco Holdco”), and Fortress Value Acquisition Corp. II (herein referred to as "FAII" and "FVAC"), a special purpose acquisition company. In connection with the closing of the Business Combination, the Company changed its name from Fortress Value Acquisition Corp. II to ATI Physical Therapy, Inc. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company’s common stock is listed on the New York Stock Exchange ("NYSE") under the symbol “ATIP.”
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
As part of the Business Combination, the Company received cash of $345.0 million from cash in trust with FAII and $300.0 million of cash from the PIPE investment, net of $89.9 million of cash used for redemptions and Wilco Holdco and FAII transaction costs. The funds received by the Company were used for full repayment of the second lien term loan of $231.3 million, partial repayment of the first lien term loan of $216.7 million, cash payment to Wilco Holdco preferred stockholders of $59.0 million and Wilco Holdco transaction costs. Refer to Note 3 - Business Combinations and Divestiture in the consolidated financial statements for further details.
The Company had outstanding Public Warrants to purchase an aggregate of 6.9 million shares of the Company’s Class A common stock and outstanding Private Placement Warrants to purchase an aggregate of 3.0 million shares of the Company's Class A common stock immediately following the closing of the Business Combination. Refer to Note 13 - Warrant Liability in the consolidated financial statements for further details.
In addition, certain stockholders may receive up to 15.0 million Earnout Shares and 8.6 million Vesting Shares if the price of Class A common stock trading on the New York Stock Exchange exceeds certain thresholds during the ten-year period following the completion of the Business Combination. Refer to Note 14 - Contingent Common Shares Liability in the consolidated financial statements for further details.
Home Health divestiture
On August 25, 2021, the Company entered into an agreement to divest its Home Health service line. On October 1, 2021, the transaction closed with a sale price of $7.3 million, and the Company recognized a gain of $5.8 million in other expense (income), net in its consolidated statement of operations. The major classes of assets and liabilities associated with the Home Health service line consisted of predominantly accounts receivable, accrued expenses and other liabilities which were not material.

2021 acquisitions
During the fourth quarter of 2021, the Company completed 3 acquisitions consisting of 7 total clinics. The Company paid approximately $4.5 million in cash and $1.4 million in future payment consideration, subject to certain time or performance conditions set out in the purchase agreements, to complete the acquisitions.
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
Effective August 9, 2021, John (Jack) Larsen was named Executive Chairman of the Company and has taken an active role in leading the Company. The Company is conducting a national search for a new Chief Executive Officer with the assistance of an executive search firm.
Trends and Factors Affecting the Company’s Future Performance and Comparability of Results

As a result of developing trends in our business, our results for 2021 were significantly adversely affected as compared to our prior historical periods and prior expectations, including in respect of revenue, net (loss) income and Adjusted EBITDA. These trends may continue to have adverse effects on us in future periods as well.
We believe that these adverse effects are attributable to a combination of factors, which include:
•The attrition of our workforce during periods of 2021 caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have taken swift actions to offset those changes, but the impact of attrition has impacted overall profitability for the year.
•Labor market dynamics increased competition for the available physical therapy providers in the workforce, creating wage inflation and elevated employee attrition at ATI.
•Decrease in rate per visit primarily driven by continuing less favorable payor and state mix when compared to pre-pandemic profile, with general shift from workers' compensation and auto personal injury to commercial and government, and further impacted by mix-shift out of higher reimbursement states.
•Lower than expected referral and patient visit volumes caused, in part, by volume softness in certain regions and states and the increase in COVID-19 cases during the fourth quarter of 2021, which has continued into the beginning of 2022, due to the outbreak of additional variants.
Our ability to achieve our business plan depends upon a number of factors, including the success of a number of continued steps being taken related to clinical staffing levels and increasing visit volumes.

The Company determined that the revision to its forecast in late July 2021, including the factors related to the revision of its forecast, constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of $419.4 million related to goodwill and $33.7 million related to the trade name indefinite-lived intangible asset as of the June 30, 2021 balance sheet date. These charges are non-cash in nature and do not affect our liquidity or debt covenants.
In October 2021, the Company reported a further revision to its forecast to reflect lower than expected patient visit volume. The Company determined that the factors related to the revision of its forecast that were present as of September 30, 2021 constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of $307.4 million related to goodwill and $200.6 million related to the trade name indefinite-lived intangible asset as of the September 30, 2021 balance sheet date. These charges are non-cash in nature and do not affect our liquidity or debt covenants. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the consolidated financial statements for further details.
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
As a result of the COVID-19 pandemic, visits per day ("VPD") decreased to a low point of 12,643 during the quarter ended June 30, 2020. Since then, quarterly VPD was 18,159, 19,441, 19,520, 21,569, 20,674 and 20,649 in the quarters ended September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, respectively, as local restrictions in certain markets, referral levels and individual routines evolved compared to prior periods. During the fourth quarter of 2021, we observed volume softness caused, in part, by the recent increase in COVID-19 cases due to the outbreak of additional variants, which has continued to impact visit volumes in the beginning of 2022.
As demand for physical therapy services has increased in the market since its low-point during the quarter ended June 30, 2020, the Company has focused on increasing its clinical staffing levels by hiring clinicians and reducing levels of clinician attrition that have been elevated relative to historical levels. The elevated levels of attrition were caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform, which has increased our current and future expectations for labor costs. As we improve our staffing levels, we are working toward improving labor productivity as we onboard newly hired clinicians. In an effort to drive more volume and visits per day, in addition to integrating our new team members, we are working to strengthen relationships with our partner providers and other referral sources across our geographic footprint.

The chart below reflects the quarterly trend in VPD.

VPD by Quarter
24,000
18,000
12,000
6,000
—
Q1-20
Q2-20
Q3-20
Q4-20
Q1-21
Q2-21
Q3-21
Q4-21

The COVID-19 pandemic is still evolving and the full extent of its future impact remains unknown and difficult to predict. The future impact of the COVID-19 pandemic on our performance will depend on certain developments, including the duration and spread of the virus and its newly identified strains, effectiveness and adoption rates of vaccines and other therapeutic remedies, the potential for continued or reinstated restrictive policies enforced by federal, state and local governments, and the impact of the virus and vaccination requirements on our workforce, all of which create uncertainty and cannot be predicted. While we expect the disruption caused by COVID-19 and resulting impacts to diminish over time, we cannot predict the length of such impacts, and if such impacts continue for an extended period, it could have a continued effect on the Company’s results of operations, financial condition and cash flows, which could be material.

CARES Act
On March 27, 2020, the CARES Act was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the following:
•In 2020, the Company received approximately $91.5 million of general distribution payments under the Provider Relief Fund. These payments have been recognized as other income in the consolidated statements of operations throughout 2020 in a manner commensurate with the reporting and eligibility requirements issued by HHS. Based on the terms and conditions of the program, including reporting guidance issued by HHS in 2021, the Company believes that it has met the applicable terms and conditions. This includes, but is not limited to, the fact that the Company’s COVID-19 related expenses and lost revenues for the year ended December 31, 2020 exceeded the amount of funds received. To the extent that reporting requirements and terms and conditions are subsequently modified, it may affect the Company’s ability to comply and ability to retain the funds. The following table summarizes the quarterly recognition of general distribution payments recognized in other expense (income), net in the Company's 2020 consolidated statements of operations (in millions):

Three Months Ended
March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total
$—	$(44.3)	$(23.1)	$(24.1)	$(91.5)
•The Company applied for and obtained approval to receive $26.7 million of Medicare Accelerated and Advance Payment Program ("MAAPP") funds during the quarter ended June 30, 2020. During the year ended December 31, 2021, the Company applied $12.6 million in MAAPP funds and transferred $1.8 million in MAAPP funds as part of the divestiture of its Home Health service line. The remaining amounts are required to be applied or repaid by the quarter ending September 30, 2022. Because the Company has not yet met all required performance obligations or performed the services related to the remaining funds, as of December 31, 2021 and December 31, 2020, $12.3 million and $15.5 million of the funds are recorded in accrued expenses and other liabilities, respectively, and zero and $11.2 million of the funds are recorded in other non-current liabilities, respectively. The Company expects the remaining advanced payments to be applied by the quarter ending September 30, 2022.
•The Company elected to defer depositing the employer portion of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free. Related to these payments, as of December 31, 2021 and December 31, 2020, $5.9 million and $5.5 million is included in accrued expenses and other liabilities, respectively, and zero and $5.5 million is included in other non-current liabilities, respectively.
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

•U.S. population demographics. The population of adults aged 65 and older in the U.S. is expected to continue to grow and thus expand the Company’s market opportunity. According to the U.S. Census Bureau, the population of adults over the age of 65 is expected to grow 30% from 2020 through 2030.
•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. Beginning in January 2021, the physical therapy industry observed a reduction of Medicare reimbursement rates of approximately 3% in accordance with the Medicare physician fee schedule for therapy services. The proposed 2022 budget, released by CMS in July 2021, called for an approximate 3.75% further reduction in reimbursement rates as well as a 15% decrease in payments for services performed by physical therapy assistants. However, in December 2021, the Protecting Medicare and American Farmers from Sequester Cuts Act was signed into law. As a result, the reimbursement rate reduction beginning in January 2022 was approximately 0.75%. The Act did not address the 15% decrease in payments for services performed by physical therapy assistants, which began on January 1, 2022. Additionally, a further reduction through resuming sequestration has been postponed. Sequestration reductions will resume at 1% after March 31, 2022, and by an additional 1% after June 30, 2022, which will result in an overall reduction of 2% in reimbursement rates by June 30, 2022 unless acted upon through a Congressional measure.
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
Other revenue. Other revenue consists of revenue generated by our AWS, MSA and Sports Medicine service lines.
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
Provision for doubtful accounts. Provision for doubtful accounts represents the Company’s estimate of accounts receivable recorded during the period that may ultimately prove uncollectible based upon several factors, including the age of outstanding receivables, the historical experience of collections, the impact of economic conditions and, in some cases, the specific customer account's ability to pay.

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

Clinics
To better understand geographical and location-based trends, the Company evaluates metrics based on the 910 owned and 20 managed clinic locations as of December 31, 2021. De novo clinics represent organic new clinics opened during the current period based on sophisticated site selection analytics. Acqui-novo clinics represent an existing clinic, not previously owned by the Company, in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. Same clinic revenue growth rate identifies revenue growth year over year on clinics that have been owned and operating for over one year. This metric is determined by isolating the population of clinics that have been open for at least 12 months and calculating the percentage change in revenue of this population between the current and prior period.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Number of clinics owned (end of period)	910	875	872
Number of clinics managed (end of period)	20	22	27
New clinics during the period	58	23	71
Business days	257	257	255
Average visits per day	20,608	18,274	25,152
Average visits per day per clinic	23.1	21.0	30.0
Total patient visits	5,296,161	4,696,475	6,413,697
Net patient revenue per visit	$105.94	$112.76	$111.88
Same clinic revenue growth rate	4.6%	(26.9)%	2.8%
The following table provides a rollforward of activity related to the number of clinics owned during the corresponding periods:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Number of clinics owned (beginning of period)	875	872	810
Add: New clinics opened during the period	51	23	70
Add: Clinics acquired during the period	7	—	1
Less: Clinics closed/sold during the period	23	20	9
Number of clinics owned (end of period)	910	875	872

Results of Operations
Year ended December 31, 2021 compared to year ended December 31, 2020
The following table summarizes the Company’s consolidated results of operations for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$561,080	89.4%	$529,585	89.4%	$31,495	5.9%
Other revenue	66,791	10.6%	62,668	10.6%	4,123	6.6%
Net operating revenue	627,871	100.0%	592,253	100.0%	35,618	6.0%
Cost of services:
Salaries and related costs	336,496	53.6%	306,471	51.7%	30,025	9.8%
Rent, clinic supplies, contract labor and other	180,932	28.8%	166,144	28.1%	14,788	8.9%
Provision for doubtful accounts	16,369	2.6%	16,231	2.7%	138	0.9%
Total cost of services	533,797	85.0%	488,846	82.5%	44,951	9.2%
Selling, general and administrative expenses	111,809	17.8%	104,320	17.6%	7,489	7.2%
Goodwill and intangible asset impairment charges	962,303	153.3%	—	—%	962,303	n/m
Operating loss	(980,038)	(156.1)%	(913)	(0.2)%	(979,125)	n/m
Change in fair value of warrant liability	(22,595)	(3.6)%	—	—%	(22,595)	n/m
Change in fair value of contingent common shares liability	(175,140)	(27.9)%	—	—%	(175,140)	n/m
Loss on settlement of redeemable preferred stock	14,037	2.2%	—	—%	14,037	n/m
Interest expense, net	46,320	7.4%	69,291	11.7%	(22,971)	(33.2)%
Interest expense on redeemable preferred stock	10,087	1.6%	19,031	3.2%	(8,944)	(47.0)%
Other expense (income), net	241	—%	(91,002)	(15.4)%	91,243	(100.3)%
(Loss) income before taxes	(852,988)	(135.9)%	1,767	0.3%	(854,755)	n/m
Income tax (benefit) expense	(70,960)	(11.3)%	2,065	0.3%	(73,025)	n/m
Net loss	(782,028)	(124.6)%	(298)	(0.1)%	(781,730)	n/m

Net patient revenue. Net patient revenue for the year ended December 31, 2021 was $561.1 million compared to $529.6 million for the year ended December 31, 2020, an increase of $31.5 million or 5.9%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of COVID-19 restrictions in local markets and referral levels evolving, partially offset by unfavorable net patient revenue per visit in the current period. Total patient visits increased by approximately 0.6 million visits, or 12.8%, driving an increase in average visits per day of 2,334, or 12.8%. Net patient revenue per visit decreased $6.82, or 6.0%, to $105.94 for the year ended December 31, 2021. The decrease in net patient revenue per visit during the year ended December 31, 2021 was primarily driven by unfavorable mix shifts related to payor classes, states and services.
The following chart reflects additional detail with respect to drivers of the change in net patient revenue (in millions):

$650.0
$600.0
$550.0
$500.0
$450.0
$400.0
$350.0
$529.6
$67.6
$(36.1)
$561.1
2020
Net patient
revenue
Volume
NPR per visit
2021
Net patient
revenue
Increase
Decrease
Total

Other revenue. Other revenue for the year ended December 31, 2021 was $66.8 million compared to $62.7 million for the year ended December 31, 2020, an increase of $4.1 million or 6.6%. The increase in other revenue was primarily driven by higher volumes in the Sports Medicine service line as a result of the evolution of COVID-19 related restrictions, as well as higher volumes in the AWS service line as a result of the evolution of COVID-19 related restrictions and expanded offerings in new locations. This was partially offset by lower Home Health service line revenue as a result of its divestiture on October 1, 2021.
Salaries and related costs. Salaries and related costs for the year ended December 31, 2021 were $336.5 million compared to $306.5 million for the year ended December 31, 2020, an increase of $30.0 million or 9.8%. Salaries and related costs as a percentage of net operating revenue was 53.6% and 51.7% for the year ended December 31, 2021 and 2020, respectively. The increase of $30.0 million was primarily due to the higher level of wages and benefits as the Company increased its clinician and support staff labor supply as a result of higher visit volumes. The increase as a percentage of net operating revenue was primarily driven by higher compensation due to wage inflation for clinic labor during the year ended December 31, 2021.

Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the year ended December 31, 2021 were $180.9 million compared to $166.1 million for the year ended December 31, 2020, an increase of $14.8 million or 8.9%. Rent, clinic supplies, contract labor and other costs as a percentage of net operating revenue was 28.8% and 28.1% for the year ended December 31, 2021 and 2020, respectively. The increase of $14.8 million and increase as a percentage of net operating revenue was primarily driven by a higher clinic count and higher contract labor costs during the year ended December 31, 2021.
Provision for doubtful accounts. Provision for doubtful accounts for the year ended December 31, 2021 was $16.4 million compared to $16.2 million for the year ended December 31, 2020, an increase of approximately $0.1 million or 0.9%. Provision for doubtful accounts for the year ended December 31, 2021 and 2020 remained relatively consistent year over year.
Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2021 were $111.8 million compared to $104.3 million for the year ended December 31, 2020, an increase of $7.5 million or 7.2%. Selling, general and administrative expenses as a percentage of net operating revenue was 17.8% and 17.6% for the year ended December 31, 2021 and 2020, respectively. The increase of $7.5 million was primarily due to higher transaction costs, share-based compensation, public company operating costs and non-ordinary legal and regulatory costs, partially offset by lower business optimization, reorganization and severance costs during the year ended December 31, 2021. Selling, general and administrative expenses as a percentage of net operating revenue was relatively consistent year over year.
Goodwill and intangible asset impairment charges. Goodwill and intangible asset impairment charges for the year ended December 31, 2021 was $962.3 million. The amount relates to the non-cash write-down of both goodwill and trade name indefinite-lived intangible assets triggered by lower than expected patient visit volumes, the acceleration of clinician attrition, competition for clinicians in the labor market and net patient revenue per visit decreases primarily driven by unfavorable payor, state and service mix shifts. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the consolidated financial statements for further details.
Change in fair value of warrant liability. Change in fair value of warrant liability for the year ended December 31, 2021 was $22.6 million. The amount relates to the change in the estimated fair value of the Company’s Private Placement Warrants and Public Warrants between June 16, 2021, the date that the liabilities were established in connection with the closing of the Business Combination, and December 31, 2021.
Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the year ended December 31, 2021 was $175.1 million. The amount relates to the change in the estimated fair value of the Company’s Earnout Shares and Vesting Shares between June 16, 2021, the date that the liabilities were established in connection with the closing of the Business Combination, and December 31, 2021.
Loss on settlement of redeemable preferred stock. Loss on settlement of redeemable preferred stock for the year ended December 31, 2021 was $14.0 million. The loss is based on the value of cash and equity provided to preferred stockholders in relation to the outstanding redeemable preferred stock liability at the time of the closing of the Business Combination.
Interest expense, net. Interest expense, net for the year ended December 31, 2021 was $46.3 million compared to $69.3 million for the year ended December 31, 2020, a decrease of $23.0 million or 33.2%. The decrease in interest expense was primarily driven by lower outstanding principal balances and lower weighted average interest rates under the Company’s first and second lien credit agreements during the year ended December 31, 2021.

Interest expense on redeemable preferred stock. Interest expense on redeemable preferred stock for the year ended December 31, 2021 was $10.1 million compared to $19.0 million for the year ended December 31, 2020, a decrease of $8.9 million or 47.0%. The decrease was driven by the settlement of the redeemable preferred stock in June 2021.
Other expense (income), net. Other expense, net for the year ended December 31, 2021 was $0.2 million compared to $91.0 million of income for the year ended December 31, 2020, a change of $91.2 million. The change was driven by $91.5 million of income related to general distribution payments under the Provider Relief Fund of the CARES Act in the year ended December 31, 2020 that did not recur in 2021. In addition, during the year ended December 31, 2021, the Company recorded $5.5 million of charges related to the loss on debt extinguishment associated with the partial and full repayment of the first and second lien term loans, respectively, and recorded a $5.8 million gain on the sale of its Home Health service line.
Income tax (benefit) expense. Income tax benefit for the year ended December 31, 2021 was $71.0 million compared to $2.1 million of expense for the year ended December 31, 2020, a change of $73.0 million. The change was primarily driven by the difference in the effective tax rate for the respective periods. The effective tax rate was different between the respective periods primarily due to nondeductible impairment charges, nondeductible transaction costs, nondeductible loss on settlement of redeemable preferred stock, fair value adjustments related to liability-classified share-based instruments and increases in valuation allowances for the year ended December 31, 2021, and the tax-effect of income related to general distribution payments recognized under the Provider Relief Fund of the CARES Act for the year ended December 31, 2020.
Net loss. Net loss for the year ended December 31, 2021 was $782.0 million compared to $0.3 million for the year ended December 31, 2020, an increase in loss of $781.7 million. The comparatively higher loss was primarily driven by goodwill and intangible asset impairment charges, partially offset by the change in fair value of warrant liability and change in fair value of contingent common shares liability for the year ended December 31, 2021.
Non-GAAP Financial Measures
The following table reconciles the supplemental non-GAAP financial measures, as defined under the rules of the SEC, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA are defined as net income from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”) and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, goodwill and intangible asset impairment charges, changes in fair value of warrant liability and contingent common shares liability, loss on debt extinguishment, loss on settlement of redeemable preferred stock, business optimization costs, reorganization and severance costs, transaction and integration costs, charges related to lease terminations, share-based compensation, pre-opening de novo costs, gain on sale of Home Health service line and non-ordinary legal and regulatory matters (“Adjusted EBITDA”).
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
EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The following is a reconciliation of net (loss) income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA (each of which is a non-GAAP financial measure) for each of the periods indicated. For additional information on these non-GAAP financial measures, see “Non-GAAP Financial Measures” above.

	Year Ended
($ in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Net (loss) income	$(782,028)	$(298)	$9,749
Plus (minus):
Net loss (income) attributable to non-controlling interest	3,700	(5,073)	(4,400)
Interest expense, net	46,320	69,291	76,972
Interest expense on redeemable preferred stock	10,087	19,031	15,511
Income tax (benefit) expense	(70,960)	2,065	(44,019)
Depreciation and amortization expense	37,995	39,700	39,104
EBITDA	$(754,886)	$124,716	$92,917
Goodwill and intangible asset impairment charges(1)	962,303	—	—
Goodwill and intangible asset impairment charges attributable to non-controlling interest(1)	(7,949)	—	—
Changes in fair value of warrant liability and contingent common shares liability(2)	(197,735)	—	—
Loss on settlement of redeemable preferred stock(3)	14,037	—	—
Transaction and integration costs(4)	9,788	4,790	4,535
Gain on sale of Home Health service line, net	(5,846)	—	—
Share-based compensation	5,769	1,936	1,822
Loss on debt extinguishment(5)	5,534	—	—
Reorganization and severance costs(6)	3,913	7,512	8,331
Non-ordinary legal and regulatory matters(7)	2,914	—	—
Pre-opening de novo costs(8)	1,929	1,565	2,275
Business optimization costs(9)	—	10,377	18,512
Charges related to lease terminations(10)	—	4,253	—
Adjusted EBITDA	$39,771	$155,149	$128,392
(1)Represents non-cash charges related to the write-down of goodwill and trade name indefinite-lived intangible assets. Refer to Note 5 of the accompanying consolidated financial statements for further details.
(2)Represents non-cash amounts related to the change in the estimated fair value of Warrants, Earnout Shares and Vesting Shares. Refer to Notes 3, 13 and 14 of the accompanying consolidated financial statements for further details.

(3)Represents loss on settlement of redeemable preferred stock based on the value of cash and equity provided to preferred stockholders in relation to the outstanding redeemable preferred stock liability at the time of the closing of the Business Combination.
(4)Represents costs related to the Business Combination, non-capitalizable debt transaction costs, clinic acquisitions and acquisition-related integration and consulting and planning costs related to preparation to operate as a public company.
(5)Represents charges related to the derecognition of the proportionate amount of remaining unamortized deferred financing costs and original issuance discount associated with the partial repayment of the first lien term loan and derecognition of the unamortized original issuance discount associated with the full repayment of the subordinated second lien term loan. Refer to Note 8 of the accompanying consolidated financial statements for further details.
(6)Represents severance, consulting and other costs related to discrete initiatives focused on reorganization and delayering of the Company’s labor model, management structure and support functions.
(7)Represents non-ordinary course legal costs related to the previously-disclosed ATIP shareholder class action complaints, derivative complaint and SEC inquiry. Refer to Note 18 of the accompanying consolidated financial statements for further details.
(8)Represents expenses associated with renovation, equipment and marketing costs relating to the start-up and launch of new locations incurred prior to opening.
(9)Represents non-recurring costs to optimize our platform and ATI transformative initiatives. Costs primarily relate to duplicate costs driven by IT and Revenue Cycle Management conversions, labor related costs during the transition of key positions and other incremental costs of driving optimization initiatives.
(10)Represents charges related to lease terminations prior to the end of term for corporate facilities no longer in use.
Liquidity and Capital Resources
Our principal sources of liquidity are operating cash flows, borrowings under our credit agreements and proceeds from equity issuances. We have used these funds for our short-term and long-term capital uses, which include salaries, benefits and other employee-related expenses, rent, clinical supplies, outside services, capital expenditures, acquisitions, de novos and acqui-novos and debt service. Our capital expenditure, acquisition, de novo and acqui-novo spend will depend on many factors, including the targeted number of new clinic openings, patient volumes, revenue growth rates and level of operating cash flows.
As of December 31, 2021 and December 31, 2020, we had $48.6 million and $142.1 million in cash and cash equivalents, respectively. As of December 31, 2020, we had $70.0 million available under our revolving credit facility, less $1.2 million of outstanding letters of credit. As of December 31, 2021, we had approximately $21.0 million available under our revolving credit facility, less $1.2 million of outstanding letters of credit, as a result of our ratio of consolidated first lien net debt to consolidated adjusted EBITDA, as defined in the Credit Agreement, exceeding 6.25:1.00.
For the year ended December 31, 2021, we had operating cash outflows of $42.1 million driven by items including expenses related to activity associated with the Business Combination, payments on credit balances due to patients and payors, payment of transaction-related amount due to former owners, partial application of MAAPP funds and partial repayment of deferred employer Social Security taxes. Our ability to generate future operating cash flows depends on many factors, including patient volumes and revenue growth rates.

As part of the Business Combination, the Company received cash of $345.0 million from cash in trust with FAII and $300.0 million of cash from the PIPE investment, net of $89.9 million of cash used for redemptions and Wilco Holdco and FAII transaction costs. The funds received by the Company were used for full repayment of the second lien term loan of $231.3 million, partial repayment of the first lien term loan of $216.7 million, cash payment to Wilco Holdco preferred stockholders of $59.0 million and Wilco Holdco transaction costs. Refer to Note 3 - Business Combinations and Divestiture in the consolidated financial statements for further details.

As of December 31, 2021 and December 31, 2020, the Company had $12.3 million and $26.7 million of MAAPP funds included in the balance of cash and cash equivalents, respectively. In addition, as of December 31, 2021 and December 31, 2020, the Company had $5.9 million and $11.0 million of deferred Social Security taxes included in the balance of cash and cash equivalents. The Company began applying MAAPP funds to Medicare billings in the second quarter of 2021 and remitted payments on its deferred employer Social Security taxes in the third and fourth quarters of 2021. The MAAPP funds and deferred employer Social Security taxes are required to be applied or repaid prior to the end of 2022, which together with other operational activity, may result in a net operating cash outflow for 2022. As noted previously, during the year ended December 31, 2020, the Company received approximately $91.5 million of general distribution payments under the Provider Relief Fund of the CARES Act.
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
2022 credit agreement, Series A Senior Preferred Stock and warrants
On February 24, 2022, ATI Holdings Acquisition, Inc., an indirect subsidiary of ATI Physical Therapy, Inc., refinanced its outstanding debt by entering into a new 2022 credit agreement. The Company's outstanding 2016 first lien term loan had a principal balance of $555.0 million which was paid down in its entirety on the refinancing date. The new 2022 credit agreement includes a senior secured term loan with a principal balance of $500.0 million which matures on February 24, 2028. Borrowings on the new senior secured term loan initially bear interest at a rate equal to the Secured Overnight Financing Rate ("SOFR"), subject to a 1.0% floor, plus 7.25%, and includes step-downs based on the Company's net leverage ratio. The Company may elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The 2022 credit agreement contains customary covenants and restrictions, including financial and non-financial covenants. The financial covenants require the Company to maintain $30.0 million of minimum liquidity through the first quarter of 2024. Additionally, beginning in the second quarter of 2024, the Company must maintain a net leverage ratio, as defined in the agreements, not to exceed 7.00:1.00. The net leverage ratio covenant contains a step-down in the third quarter of 2024 to 6.75:1.00 and an additional step-down in the first quarter of 2025 to 6.25:1.00, which remains applicable through maturity.
The 2022 credit agreement includes a super priority revolving credit facility which has a maximum borrowing capacity of $50.0 million and matures on February 24, 2027. Borrowings on the new revolving credit facility bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus a credit spread or SOFR plus an applicable credit spread adjustment plus 4.0%. The interest rate related to borrowings on the revolving credit facility includes step-downs based on the Company's net leverage ratio.

On February 24, 2022, the Company issued, in the aggregate, 165,000 shares of non-convertible Series A Senior Preferred Stock with an initial stated value of $1,000 per share, or $165.0 million of stated value in the aggregate ("Series A Preferred Stock"), which includes warrants to purchase up to 11.5 million shares of the Company's common stock. The Series A Preferred Stock has priority over the Class A common stock with respect to distribution rights, liquidation rights and dividend rights. The holders of the Series A Preferred Stock are entitled to cumulative dividends on the preferred shares at an initial dividend rate of 12.0%, which are payable in-kind, increasing 1.0% per annum on the first day following the fifth anniversary of the issuance and each one-year anniversary thereafter. However, from and after the third anniversary of the issuance of such preferred equity, the Company has the option to pay such dividends in cash at an interest rate of 1.0% lower than the paid-in-kind rate. The Series A Preferred Stock is perpetual and is mandatorily redeemable in certain circumstances such as a change of control, liquidation, winding up or dissolution, bankruptcy or other insolvency event, restructuring or capitalization transaction, or event of noncompliance.
The Series A Preferred Stock includes approximately 11.5 million detachable warrants. Each warrant entitles the holder to purchase one share of the Company's Class A common stock. The warrants are exercisable within 5 years from issuance. The strike price is $3.00 for 5.2 million of the issued warrants, and the strike price is $0.01 for 6.3 million of the issued warrants.
As a result of the debt refinancing transactions and issuance of Series A Preferred Stock, the Company added approximately $77.3 million of cash to its balance sheet. We believe our operating cash flow, combined with our existing cash, cash equivalents and credit facility will continue to be sufficient to fund our operations for the next 12 months.
2016 first and second lien credit agreements (prior to refinancing in February 2022)
On May 10, 2016, ATI Holdings Acquisition, Inc. (the “Borrower”) entered into (a) a First Lien Credit Agreement (the “First Lien Credit Agreement”) with, among others, the lenders party thereto and Barclays Bank PLC, as administrative agent, and (b) a Second Lien Credit Agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements” and each, a “Credit Agreement”) with, among others, the lenders party thereto and Wilmington Trust, National Association, as administrative agent.
In connection with the Business Combination on June 16, 2021, the Company paid down $216.7 million under its first lien term loan and paid $231.3 million to settle its second lien subordinated term loan.
The aggregate outstanding principal amount under the First Lien Credit Agreement was $552.0 million as of December 31, 2021 and the aggregate outstanding principal under the Credit Agreements was $999.6 million as of December 31, 2020. The term loan under the First Lien Credit Agreement is payable in quarterly installments and matures on May 10, 2023.
The First Lien Credit Agreement includes a revolving credit facility with a maximum borrowing capacity of $70.0 million, including $15.0 million sub-limit for swingline loans and amounts available for letters of credit. The issuance of such letters of credit and the making of swingline loans reduces the amount available under the applicable revolving credit facility. The Borrower may make draws under the revolving credit facility for general corporate purposes until the maturity date of the revolving credit facility.
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
The borrowings under the Credit Agreement bear interest, at the Borrower’s election, at a base interest rate of the Alternate Base Rate (“ABR”) or London InterBank Offered Rate (“LIBOR”) plus an interest rate spread, as defined in the Credit Agreement. The ABR is the highest of (i) the federal funds rate plus 0.5%, (ii) one-month LIBOR plus 1.0%, and (iii) the prime rate. The LIBOR term may be one, two, three, or six months (or, to the extent available, 12 months or a shorter period).
The per annum interest rate spread for revolving and swingline loans are based on a pricing grid with applicable margin determined by the first lien leverage ratio. As of December 31, 2021, the applicable interest rate spreads were 3.5% for ABR revolving loans and 4.5% for LIBOR revolving loans. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee of between 0.25% and 0.5% per annum on any unused portion of the revolving credit facility based on the pricing grid and our first lien leverage ratio.
The per annum interest rate spread for first lien term loan is (a) 2.5% for ABR loans and (b) 3.5% for LIBOR loans. As of December 31, 2021 and December 31, 2020, the effective interest rate for the first lien term loan was 4.9%.
The 2016 Credit Agreement contains covenants with which the Borrower must comply. For the First Lien Credit Agreement, the Borrower must maintain, as of the last day of each fiscal quarter when the sum of the outstanding balance of revolving loans, swingline loans and certain letters of credit exceeds 30% of the total revolving credit facility commitment, a ratio of consolidated first lien net debt to consolidated adjusted EBITDA, as defined in the Credit Agreement, not to exceed 6.25:1.00. As of December 31, 2021, the ratio exceeded 6.25:1.00. As a result, the sum of the outstanding balance of revolving loans, swingline loans and certain letters of credit is effectively limited to 30%, or approximately $21.0 million, of the total revolving credit facility commitment. As of December 31, 2021 and December 31, 2020, the Borrower was in compliance with the covenants contained in the First Lien Credit Agreement.
Consolidated Cash Flows
The following table presents selected data from our consolidated statements of cash flows:

	Year Ended
($ in thousands)	December 31, 2021	December 31, 2020

Net cash (used in) provided by operating activities	(42,100)	138,604
Net cash used in investing activities	(39,889)	(21,809)
Net cash used in financing activities	(11,523)	(12,970)
Net (decrease) increase in cash and cash equivalents	(93,512)	103,825
Cash and cash equivalents at beginning of period	142,128	38,303
Cash and cash equivalents at end of period	$48,616	$142,128

Year ended December 31, 2021 compared to year ended December 31, 2020
Net cash used in operating activities for the year ended December 31, 2021 was $42.1 million compared to $138.6 million provided by operating activities for the year ended December 31, 2020 a change of $180.7 million. The change was primarily the result of approximately $5.5 million in cash outflows from expenses related to activity associated with the Business Combination, $5.4 million in payments on credit balances due to patients and payors, a $3.6 million payment of transaction-related amount due to former owners, $12.6 million of partial application of MAAPP funds, $5.1 million of partial repayments of deferred employer Social Security taxes, $6.9 million in year-over-year collection of accounts receivable, the 2020 inflow of $26.7 million of MAAPP funds not recurring in 2021, and the 2020 inflow of $91.5 million of general distribution payments under the Provider Relief Fund of the CARES Act not recurring in 2021.
Net cash used in investing activities for the year ended December 31, 2021 was $39.9 million compared to $21.8 million for the year ended December 31, 2020, an increase of $18.1 million. The increase is primarily driven by $19.8 million of higher capital expenditures during the year ended December 31, 2021 as a result of a higher number of new clinics in the current period.
Net cash used in financing activities for the year ended December 31, 2021 was $11.5 million compared to $13.0 million of cash used in financing activities for the year ended December 31, 2020, a decrease of $1.5 million. The decrease in cash used was primarily driven by net cash inflows related to the Business Combination (refer to Note 3 - Business Combinations and Divestiture for further details) partially offset by higher distributions to non-controlling interest during the year ended December 31, 2021.
Commitments and Contingencies
The Company may be subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2021, the Company did not record any accruals related to the outcomes of the legal matters described in Note 18 - Commitments and Contingencies. Refer to Note 18 to our consolidated financial statements included elsewhere in this Annual Report for further information.
We enter into contractual obligations and commitments from time to time in the normal course of business, primarily related to our debt financing and operating leases. Refer to Notes 8 and 17 to our consolidated financial statements included elsewhere in this Annual Report for further information. As noted previously, we have commitments related to MAAPP funds and deferred Social Security taxes which are required to be applied or repaid prior to the end of 2022. Additionally, the Company has contractual commitments related to cloud computing and telecommunication services agreements. Refer to Note 18 to our consolidated financial statements included elsewhere in this Annual Report for further information.
Off-Balance Sheet Arrangements
As of December 31, 2021 and December 31, 2020, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of the Company’s consolidated financial statements requires its management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. The Company’s management bases its estimates, assumptions and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Different assumptions and judgments would change the estimates used in the preparation of the Company’s consolidated financial statements which, in turn, could change the results from those reported. In addition, actual results may differ from these estimates and such differences could be material to the Company’s financial position and results of operations.
Critical accounting estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting estimates in relation to its consolidated financial statements include those related to:
•Patient revenue recognition and allowance for doubtful accounts
•Realization of deferred tax assets
•Goodwill and intangible assets
Additional information related to our critical accounting estimates can be found in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of our audited consolidated financial statements included elsewhere in this Annual Report.

Patient revenue recognition and allowance for doubtful accounts
Net patient revenue
We provide an array of services to our patients including physical therapy, work conditioning, hand therapy, aquatic therapy, functional capacity assessment, sports medicine and wellness programs. Net patient revenue consists of these physical therapy services.
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
In its evaluation of the revenue transaction price, management assesses historical collection experience in relation to contracted rates, or for non-contracted payors, established rates. The practice of applying historical collection experience to determine the revenue transaction price for current transactions involves significant judgment and estimation. Management subsequently monitors the appropriateness of its estimates for claims on a date of service basis as cash collections on previous periods mature. Actual cash collections upon maturity may differ from the transaction price estimated upon initial recognition, and such differences could be material. If initial revenue recognition estimates increased or decreased by 100 basis points, the impact to annual net patient revenue would be approximately $5.6 million. Management believes subsequent changes in estimate as a result of maturity of claims with dates of service in 2018, 2019 and 2020 have not been material to the consolidated statements of operations.

The following table disaggregates net patient revenue for each associated payor class for the periods indicated below:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Commercial	56.3%	53.1%	51.5%
Government	23.7%	22.2%	23.6%
Workers’ Compensation	14.3%	17.6%	17.2%
Other (1)	5.7%	7.1%	7.7%
	100.0%	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury which by its nature may have longer-term collection characteristics relative to other payor classes.

The following table disaggregates accounts receivable, net associated with net patient revenue for each associated payor class as of:

	December 31, 2021	December 31, 2020
Commercial	40.3%	42.8%
Government	9.1%	11.2%
Workers’ Compensation	18.1%	18.6%
Other (1)	32.5%	27.4%
	100.0%	100.0%
(1) Other is primarily comprised of accounts receivable associated with net patient revenue related to auto personal injury.
Allowance for doubtful accounts
The allowance for doubtful accounts is based on estimates of losses related to receivable balances. The risk of collection varies based upon the service, the payor class and the patient’s ability to pay the amounts not reimbursed by the payor. The Company estimates the allowance for doubtful accounts based upon several factors, including the age of the outstanding receivables, the historical experience of collections, the impact of economic conditions and, in some cases, evaluating specific customer accounts for the ability to pay. Management judgment is used to assess the collectability of accounts and the ability of the Company’s customers to pay. The provision for doubtful accounts is included in cost of services in the consolidated statements of operations. When it is determined that a customer account is uncollectible, that balance is written off against the existing allowance.

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
Goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment. If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. Fair value is determined using valuation techniques based on estimates, judgments and assumptions the Company believes are appropriate in the circumstances. The Company completed the interim and annual impairment analyses of goodwill as of June 30, 2021, September 30, 2021 and October 1, 2021 using an average of a discounted cash flow analysis and comparable public company analysis. The Company concluded that no goodwill impairment occurred during the fourth quarter of 2021. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples.
The Company completed the interim and annual impairment analyses of indefinite lived intangible assets as of June 30, 2021, September 30, 2021 and October 1, 2021 using the relief from royalty method. The Company concluded that no indefinite lived intangible asset impairment occurred during the fourth quarter of 2021. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate.
The Company has one reporting unit for purposes of the Company’s goodwill impairment tests. The Company concluded that no goodwill impairment occurred during the years ended December 31, 2020 and 2019.
In July 2021, the Company determined that the revision to its forecast, including factors related to the revision to its forecast, constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of $419.4 million related to goodwill and $33.7 million related to the trade name indefinite-lived intangible asset during the period ended June 30, 2021.

In October 2021, the Company reported a further revision to its forecast to reflect lower than expected patient visit volume. The Company determined that the factors related to the revision to its forecast constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of $307.4 million related to goodwill and $200.6 million related to the trade name indefinite-lived intangible asset during the period ended September 30, 2021. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the consolidated financial statements for further details.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected revenue growth rates, EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, then our reporting unit or indefinite-lived intangible assets might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of goodwill and the Company’s trade name indefinite-lived intangible asset were impaired as of June 30, 2021 and September 30, 2021 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates. Additionally, goodwill and indefinite-lived intangible assets associated with acquisitions that may occur in the future are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to impairment risk if business operating results or market conditions deteriorate.
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

	Discount rate		Terminal growth rate(1)		EBITDA margin		Royalty rate
	50 basis points		50 basis points		100 basis points		50 basis points
	Increase	Decrease	Increase	Decrease	Increase	Decrease	Increase	Decrease
Goodwill	$(50,000)	$60,000	$30,000	$(20,000)	$70,000	$(70,000)
Trade name	$(30,000)	$30,000	$20,000	$(20,000)			$50,000	$(50,000)
(1) An increase of 100 basis points to our assumed non-terminal revenue growth rates would result in approximately $60 million of an estimated increase to the fair value of our goodwill reporting unit, whereas, a 100 basis point decrease would result in approximately $100 million of an estimated decrease to the fair value of our goodwill reporting unit.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies in the accompanying consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, the Company is exposed to interest rate variability with regard to existing variable-rate debt instruments, which exposure primarily relates to movements in various interest rates, such as prime and LIBOR. The Company utilizes derivative instruments such as interest rate swaps for purposes of hedging exposures related to such variability. Management believes that the result of its interest rate swap reduces the risk of interest rate variability to an immaterial amount. As of December 31, 2021, the fair value of the Company’s derivative instrument consisted of a $0.3 million non-current asset and $0.3 million current liability.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard is optional and may be applied by entities after March 12, 2020, but no later than December 31, 2022. As of December 31, 2021, the Company has certain debt instruments for which the interest rates are indexed to LIBOR, and as a result, is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.

Item 8. Financial Statements and Supplementary Data
ATI Physical Therapy, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ATI Physical Therapy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ATI Physical Therapy, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 listed under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of patient service revenue and related accounts receivable - contractual allowances
As described in Notes 2 and 4 to the consolidated financial statements, net patient revenue is recognized at an amount equal to the consideration the Company expects to receive from third-party payors, patients and others for services rendered when the performance obligations under the terms of the contract are satisfied. For the year ended December 31, 2021, net patient service revenue was $561.1 million and related accounts receivable was $82.5 million as of December 31, 2021. There is an implied contract between the Company and the patient upon each patient visit resulting in the Company’s patient service performance obligation. To determine the transaction price associated with the implied contract, management includes the estimated effects of any variable consideration, such as contractual allowances and implicit price concessions. When the Company has contracts with negotiated prices for services provided, management considers the contractual rates when recording revenue and adjusts for any variable consideration to the transaction price to arrive at revenue. For non-contracted payors, management determines the transaction price by applying established rates to the services provided and adjusting for contractual allowances provided to third-party payors and implicit price concessions. Management estimates the contractual allowances and implicit price concessions using a portfolio approach based on historical collections for claims with similar characteristics, such as location of service and type of third-party payor, in relation to established rates, because the Company does not have a contract with the underlying payor. Any subsequent changes in estimate on the realization of the receivable is recorded as a revenue adjustment. Management continually reviews the revenue transaction price estimation process to consider updates to laws and regulations and changes in third-party payor contractual terms that result from contract renegotiations and renewals.
The principal considerations for our determination that performing procedures relating to the valuation of patient service revenue and related accounts receivable for contractual allowances is a critical audit matter are (i) the significant judgment by management in estimating the value of patient service revenue and related accounts receivable for contractual allowances and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the contractual allowances.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for developing the estimate for contractual allowances, including (i) evaluating the appropriateness of the analysis used by management, (ii) testing the completeness and accuracy of underlying historical collection data used in the analysis, (iii) testing, on a sample basis, the accuracy of revenue transactions and cash collections from the historical billing and collection data used in management’s analysis, (iv) performing a retrospective comparison of actual cash collected subsequent to the prior year-end to evaluate the reasonableness of the prior year estimate, and (v) evaluating the reasonableness of adjustments made by management to contractual allowances.

Goodwill and indefinite-lived intangible assets impairment assessments
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite-lived intangible assets balances were $608.8 million and $409.4 million, respectively, as of December 31, 2021. Goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment, or whenever events or circumstances indicate that impairment may exist. If the impairment test indicates that the carrying value of goodwill of the single reporting unit or an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. Management completed the interim and annual impairment analyses of goodwill as of June 30, 2021, September 30, 2021 and October 1, 2021 by estimating the fair value of the single reporting unit using an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value of the reporting unit include projected revenue growth rates, EBITDA margins, the terminal growth rate, the discount rate, and relevant market multiples. Management completed the interim and annual impairment analyses of indefinite-lived intangible assets as of June 30, 2021, September 30, 2021 and October 1, 2021 by estimating the fair value of the indefinite-lived intangible assets using the relief from royalty method. The key assumptions associated with determining the estimated fair value of the indefinite-lived intangible assets include projected revenue growth rates, the royalty rate, the terminal growth rate and the discount rate. During the year ended December 31, 2021, the Company recorded $726.8 million and $234.3 million of total impairment charges related to goodwill and indefinite-lived intangible assets, respectively.
The principal considerations for our determination that performing procedures relating to the goodwill and indefinite-lived intangible assets impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the reporting unit and indefinite-lived intangibles, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples, related to goodwill and projected revenue growth rates, the royalty rate, the terminal growth rate, and the discount rate related to indefinite-lived intangible assets, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimates, (ii) evaluating the appropriateness of management’s fair value analyses, (iii) testing the completeness, accuracy and relevance of the underlying data used in the analyses, and (iv) evaluating significant assumptions used by management related to the projected revenue growth rates, EBITDA margins, the terminal growth rate, the discount rate, and relevant market multiples related to goodwill and projected revenue growth rates, the royalty rate, the terminal growth rate and the discount rate related to indefinite-lived intangible assets. Evaluating management’s assumptions related to projected revenue growth rates and EBITDA margins involved evaluating whether the assumptions were reasonable considering past performance of the Company, the consistency with external data from other sources, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow analysis, comparable public company analysis and relief from royalty method, and the discount rates, terminal growth rate, the royalty rate, and relevant market multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 1, 2022
We have served as the Company's auditor since 2021.

ATI Physical Therapy, Inc.
Consolidated Balance Sheets
($ in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$48,616	$142,128
Accounts receivable (net of allowance for doubtful accounts of $53,533 and $69,693 at December 31, 2021 and December 31, 2020, respectively)	82,455	90,707
Prepaid expenses	9,303	3,859
Other current assets	3,204	2,168
Total current assets	143,578	238,862

Property and equipment, net	139,730	137,174
Operating lease right-of-use assets	256,646	258,227
Goodwill, net	608,811	1,330,085
Trade name and other intangible assets, net	411,696	644,339
Other non-current assets	2,233	1,685
Total assets	$1,562,694	$2,610,372

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$15,146	$12,148
Accrued expenses and other liabilities	64,584	70,690
Current portion of operating lease liabilities	49,433	52,395
Current portion of long-term debt	8,167	8,167
Total current liabilities	137,330	143,400

Long-term debt, net	543,799	991,418
Redeemable preferred stock	—	163,329
Warrant liability	4,341	—
Contingent common shares liability	45,360	—
Deferred income tax liabilities	67,459	138,547
Operating lease liabilities	250,597	253,990
Other non-current liabilities	2,301	18,571
Total liabilities	1,051,187	1,709,255

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock, $0.0001 par value; 1.0 million shares authorized; none issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 470.0 million shares authorized; 207.4 million shares issued, 197.4 million shares outstanding at December 31, 2021; 138.9 million shares issued, 128.3 million shares outstanding at December 31, 2020	20	13
Treasury stock, at cost, 0.03 million shares and none at December 31, 2021 and 2020, respectively	(95)	—
Additional paid-in capital	1,351,597	954,728
Accumulated other comprehensive income (loss)	28	(1,907)
Accumulated deficit	(847,132)	(68,804)
Total ATI Physical Therapy, Inc. equity	504,418	884,030
Non-controlling interests	7,089	17,087
Total stockholders' equity	511,507	901,117
Total liabilities and stockholders' equity	$1,562,694	$2,610,372

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Net patient revenue	$561,080	$529,585	$717,596
Other revenue	66,791	62,668	67,862
Net operating revenue	627,871	592,253	785,458

Cost of services:
Salaries and related costs	336,496	306,471	414,492
Rent, clinic supplies, contract labor and other	180,932	166,144	170,516
Provision for doubtful accounts	16,369	16,231	22,191
Total cost of services	533,797	488,846	607,199
Selling, general and administrative expenses	111,809	104,320	119,221
Goodwill and intangible asset impairment charges	962,303	—	—
Operating (loss) income	(980,038)	(913)	59,038
Change in fair value of warrant liability (Note 13)	(22,595)	—	—
Change in fair value of contingent common shares liability (Note 14)	(175,140)	—	—
Loss on settlement of redeemable preferred stock	14,037	—	—
Interest expense, net	46,320	69,291	76,972
Interest expense on redeemable preferred stock	10,087	19,031	15,511
Other expense (income), net	241	(91,002)	825
(Loss) income before taxes	(852,988)	1,767	(34,270)
Income tax (benefit) expense	(70,960)	2,065	(44,019)
Net (loss) income	(782,028)	(298)	9,749
Net (loss) income attributable to non-controlling interest	(3,700)	5,073	4,400
Net (loss) income attributable to ATI Physical Therapy, Inc.	$(778,328)	$(5,371)	$5,349

(Loss) earnings per share of Class A common stock:
Basic	$(4.69)	$(0.04)	$0.04
Diluted	$(4.69)	$(0.04)	$0.04
Weighted average shares outstanding:
Basic and diluted	165,805	128,286	128,286

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Comprehensive Income (Loss)
($ in thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Net (loss) income	$(782,028)	$(298)	$9,749
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	1,935	(582)	(16)
Comprehensive (loss) income	$(780,093)	$(880)	$9,733
Net (loss) income attributable to non-controlling interest	(3,700)	5,073	4,400
Comprehensive (loss) income attributable to ATI Physical Therapy, Inc.	$(776,393)	$(5,953)	$5,333

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Changes in Stockholders' Equity
($ in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	938,557	$9	—	$—	$950,774	$(1,309)	$(68,377)	$16,929	$898,026
Retrospective application of reverse recapitalization	127,346,957	4	—	—	(4)	—	—	—	—
Adjusted balance at January 1, 2019	128,285,514	$13	—	$—	$950,770	$(1,309)	$(68,377)	$16,929	$898,026
Share-based compensation	—	—	—	—	1,822	—	—	—	1,822
Contributions related to acquisitions	—	—	—	—	200	—	—	—	200
Other comprehensive loss (1)	—	—	—	—	—	(16)	—	—	(16)
Distribution to non-controlling interest holder	—	—	—	—	—	—	—	(4,862)	(4,862)
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	4,400	4,400
Net income attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	5,349	—	5,349
Balance at December 31, 2019	128,285,514	$13	—	$—	$952,792	$(1,325)	$(63,028)	$16,467	$904,919
Share-based compensation	—	—	—	—	1,936	—	—	—	1,936
Cumulative impact of ASC 842 adoption	—	—	—	—	—	—	(405)	—	(405)
Other comprehensive loss (1)	—	—	—	—	—	(582)	—	—	(582)
Distribution to non-controlling interest holder	—	—	—	—	—	—	—	(4,453)	(4,453)
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	5,073	5,073
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(5,371)	—	(5,371)
Balance at December 31, 2020	128,285,514	$13	—	$—	$954,728	$(1,907)	$(68,804)	$17,087	$901,117
Net proceeds from FAII in Business Combination	25,512,254	3	—	—	210,102	—	—	—	210,105
Shares issued through PIPE investment	30,000,000	3	—	—	299,997	—	—	—	300,000
Shares issued to Wilco Holdco Series A Preferred stockholders	12,845,282	1	—	—	128,452	—	—	—	128,453
Warrant liability recognized upon the closing of the Business Combination	—	—	—	—	(26,936)	—	—	—	(26,936)
Contingent common shares liability recognized upon the closing of the Business Combination	—	—	—	—	(220,500)	—	—	—	(220,500)
Vesting of restricted shares distributed to holders of ICUs	691,232	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock awards	105,473	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock awards	(29,791)	—	29,791	(95)	—	—	—	—	(95)
Share-based compensation	—	—	—	—	5,754	—	—	—	5,754
Other comprehensive income (1)	—	—	—	—	—	1,935	—	—	1,935
Distribution to non-controlling interest holder	—	—	—	—	—	—	—	(6,298)	(6,298)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(3,700)	(3,700)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(778,328)	—	(778,328)
Balance at December 31, 2021	197,409,964	$20	29,791	$(95)	$1,351,597	$28	$(847,132)	$7,089	$511,507
(1)Other comprehensive income (loss) related to unrealized gain (loss) on interest rate swap
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating activities:
Net (loss) income	$(782,028)	$(298)	$9,749
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill and intangible asset impairment charges	962,303	—	—
Depreciation and amortization	37,995	39,700	39,104
Provision for doubtful accounts	16,369	16,231	22,191
Deferred income tax provision	(71,088)	1,814	(44,033)
Amortization of right-of-use assets	45,536	44,526	—
Share-based compensation	5,754	1,936	1,822
Amortization of debt issuance costs and original issue discount	3,252	4,109	3,197
Non-cash interest expense	—	6,335	—
Non-cash interest expense on redeemable preferred stock	10,087	19,031	15,511
Loss on extinguishment of debt	5,534	—	—
Loss on settlement of redeemable preferred stock	14,037	—	—
(Gain) loss on disposal and impairment of assets	(5,189)	469	1,870
Loss on lease terminations and impairment	—	3,863	—
Change in fair value of warrant liability	(22,595)	—	—
Change in fair value of contingent common shares liability	(175,140)	—	—
Changes in:
Accounts receivable, net	(10,201)	(3,307)	(11,929)
Prepaid expenses and other current assets	(6,688)	4,841	283
Other non-current assets	(284)	413	36
Accounts payable	1,831	798	(1,908)
Accrued expenses and other liabilities	(5,288)	9,174	9,543
Operating lease liabilities	(50,942)	(42,819)	—
Other non-current liabilities	861	5,056	2,508
Medicare Accelerated and Advance Payment Program Funds	(12,605)	26,732	—
Transaction-related amount due to former owners	(3,611)	—	—
Net cash (used in) provided by operating activities	(42,100)	138,604	47,944

Investing activities:
Purchases of property and equipment	(40,293)	(21,887)	(41,227)
Purchases of intangible assets	(1,675)	(250)	—
Proceeds from sale of property and equipment	223	328	397
Proceeds from sale of clinics	248	—	—
Proceeds from sale of Home Health service line	6,131	—	—
Business acquisitions, net of cash acquired	(4,523)	—	(1,848)
Net cash used in investing activities	(39,889)	(21,809)	(42,678)

Financing activities:
Deferred financing costs	—	(350)	—
Principal payments on long-term debt	(456,202)	(8,167)	(8,167)
Proceeds from revolving line of credit	—	68,750	—
Payments on revolving line of credit	—	(68,750)	—
Cash inflow from Business Combination	229,338	—	—
Payments to Series A Preferred stockholders	(59,000)	—	—
Proceeds from shares issued through PIPE investment	300,000	—	—
Payments for equity issuance costs	(19,233)	—	—
Taxes paid on behalf of employees for shares withheld	(128)	—	—
Distribution to non-controlling interest holder	(6,298)	(4,453)	(4,862)
Net cash used in financing activities	(11,523)	(12,970)	(13,029)

Changes in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(93,512)	103,825	(7,763)
Cash and cash equivalents at beginning of period	142,128	38,303	46,066
Cash and cash equivalents at end of period	$48,616	$142,128	$38,303

Supplemental noncash disclosures:
Derivative changes in fair value	$(1,935)	$582	$16
Purchases of property and equipment in accounts payable	$4,177	$3,010	$2,106
Warrant liability recognized upon the closing of the Business Combination	$(26,936)	$—	$—
Contingent common shares liability recognized upon the closing of the Business Combination	$(220,500)	$—	$—
Shares issued to Wilco Holdco Series A Preferred stockholders	$128,453	$—	$—

Other supplemental disclosures:
Cash paid for interest	$41,937	$58,421	$76,636
Cash paid for (received from) taxes	$81	$(1,098)	$(1,092)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Note 1. Overview of the Company
ATI Physical Therapy, Inc., together with its subsidiaries (herein referred to as “we,” “the Company,” “ATI Physical Therapy” and “ATI”), is a nationally recognized healthcare company, specializing in outpatient rehabilitation and adjacent healthcare services. The Company provides outpatient physical therapy services under the name ATI Physical Therapy and, as of December 31, 2021, had 910 clinics (as well as 20 clinics under management service agreements) located in 25 states. The Company offers a variety of services within its clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services. The Company’s direct and indirect wholly-owned subsidiaries include, but are not limited to, Wilco Holdco, Inc., ATI Holdings Acquisition, Inc. and ATI Holdings, LLC.
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
The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles ("GAAP"). Under this method of accounting, FAII is treated as the acquired company and Wilco Holdco is treated as the acquirer for financial statement reporting and accounting purposes. As a result, the historical operations of Wilco Holdco are deemed to be those of the Company. Therefore, the financial statements included in this report reflect (i) the historical operating results of Wilco Holdco prior to the Business Combination; (ii) the combined results of FAII and Wilco Holdco following the Business Combination on June 16, 2021; (iii) the assets and liabilities of Wilco Holdco at their historical cost; and (iv) the Company’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the Business Combination is reflected retroactively to the earliest period presented and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination consistent with the treatment of the transaction as a reverse recapitalization of Wilco Holdco, Inc. Refer to Note 3 - Business Combinations and Divestiture for additional information.
Impact of COVID-19 and CARES Act
The coronavirus ("COVID-19") pandemic in the United States resulted in changes to our operating environment. We continue to closely monitor the impact of COVID-19 on all aspects of our business, and our priorities remain protecting the health and safety of employees and patients, maximizing the availability of services to satisfy patient needs and improving the operational and financial stability of our business. While we expect the disruption caused by COVID-19 and resulting impacts to diminish over time, we cannot predict the length of such impacts, and if such impacts continue for an extended period, it could have a continued effect on the Company’s results of operations, financial condition and cash flows, which could be material.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the following:
•In 2020, the Company received approximately $91.5 million of general distribution payments under the Provider Relief Fund. These payments have been recognized as other income in the consolidated statements of operations throughout 2020 in a manner commensurate with the reporting and eligibility requirements issued by HHS. Based on the terms and conditions of the program, including reporting guidance issued by HHS in 2021, the Company believes that it has met the applicable terms and conditions. This includes, but is not limited to, the fact that the Company’s COVID-19 related expenses and lost revenues for the year ended December 31, 2020 exceeded the amount of funds received. To the extent that reporting requirements and terms and conditions are subsequently modified, it may affect the Company’s ability to comply and ability to retain the funds. The following table summarizes the quarterly recognition of general distribution payments recognized in other expense (income), net in the Company's 2020 consolidated statements of operations (in millions):

Three Months Ended
March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total
$—	$(44.3)	$(23.1)	$(24.1)	$(91.5)

•The Company applied for and obtained approval to receive $26.7 million of Medicare Accelerated and Advance Payment Program ("MAAPP") funds during the quarter ended June 30, 2020. During the year ended December 31, 2021, the Company applied $12.6 million in MAAPP funds and transferred $1.8 million in MAAPP funds as part of the divestiture of its Home Health service line. Because the Company has not yet met all required performance obligations or performed the services related to the remaining funds, as of December 31, 2021 and December 31, 2020, $12.3 million and $15.5 million of the funds are recorded in accrued expenses and other liabilities, respectively, and zero and $11.2 million of the funds are recorded in other non-current liabilities, respectively.
•The Company elected to defer depositing the employer portion of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free. Related to these payments, as of December 31, 2021 and December 31, 2020, $5.9 million and $5.5 million is included in accrued expenses and other liabilities, respectively, and zero and $5.5 million is included in other non-current liabilities, respectively.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company's indirect wholly-owned subsidiaries include, but are not limited to, ATI Holdings Acquisition, Inc. and ATI Holdings, LLC.
Principles of consolidation
The consolidated financial statements incorporate the financial statements of the Company, its subsidiaries, entities for which the Company has a controlling financial interest, and variable interest entities ("VIEs") for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation, and net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

Variable interest entities
The Company consolidates all variable interest entities where the Company is the primary beneficiary. The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company may change the original assessment of a VIE upon subsequent events such as the modification of contractual agreements.
The Company has an investment in RSFH-ATI Physical Therapy, LLC ("RSFH") that qualifies as a VIE. Based on the provisions of the RSFH agreement, the Company manages the entity and handles all day-to-day operating decisions in exchange for management fees and may receive distributions proportionate with its level of ownership. Accordingly, the Company has the decision-making power over the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the entity.
As of December 31, 2021 and 2020, total assets of RSFH were $13.3 million and $19.7 million, respectively, and total liabilities were $6.5 million and $6.5 million, respectively. In general, the assets are available primarily for the settlement of obligations of RSFH.
Use of estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The effect of the change in the estimates will be recognized in the current period of the change.
Segment reporting
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
Cash and cash equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less when issued.
Accounts receivable
The Company's accounts receivable are reported net of contractual adjustments and allowances for doubtful accounts. The majority of accounts receivable are due from commercial insurance companies, workers' compensation plans, auto personal injury claims and government health programs, such as Medicare or Medicaid. The Company reports accounts receivable at an amount equal to the consideration the Company expects to receive in exchange for providing healthcare services to its patients.

Allowance for doubtful accounts
The allowance for doubtful accounts is based on estimates of losses related to receivable balances. The risk of collection varies based upon the service, the payor class and the patient’s ability to pay the amounts not reimbursed by the payor. The Company estimates the allowance for doubtful accounts based upon several factors, including the age of the outstanding receivables, the historical experience of collections, the impact of economic conditions and, in some cases, evaluating specific customer accounts for the ability to pay. Management judgment is used to assess the collectability of accounts and the ability of the Company’s customers to pay. The provision for doubtful accounts is included in cost of services in the consolidated statements of operations. When it is determined that a customer account is uncollectible, that balance is written off against the existing allowance.
Concentrations of business risk
The Company provides physical therapy services to a large number of patients who participate in government healthcare programs, resulting in a customer concentration relating to Medicare and Medicaid’s service reimbursement programs. The Company believes that the concentration of credit risk with respect to other patient accounts receivable is limited due to the large number of patients that make up the Company’s patient base and the dispersion across many different insurance companies, preferred provider organizations and individuals.
Net patient revenue
Net patient revenue consists of revenue for physical therapy services. Net patient revenue is recognized at an amount equal to the consideration the Company expects to receive from third-party payors, patients and others for services rendered when the performance obligations under the terms of the contract are satisfied.
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
To determine the transaction price associated with the implied contract, the Company includes the estimated effects of any variable consideration, such as contractual allowances and implicit price concessions. When the Company has contracts with negotiated prices for services provided (contracted payors), the Company considers the contractual rates when recording revenue and adjusts for any variable consideration to the transaction price to arrive at revenue. Variable consideration is estimated using a portfolio approach that incorporates whether or not the Company has historical differences from negotiated rates due to non-compliance with contract provisions. Historical results indicate that it is probable that negotiated prices less variable consideration will be realized; therefore, this amount is deemed the transaction price and recorded as revenue. The Company records an estimated provision for doubtful accounts based on historical collections for claims with similar characteristics, such as location of service and type of third-party payor, at the time of recognition. Any subsequent impairment of the related receivable is recorded as provision for doubtful accounts.

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
Other revenue
Revenue from the ATI Worksite Solutions business is derived from onsite services provided to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenue is determined based on the number of hours and respective rate for services provided.
Revenues from Management Service Agreements (“MSA”) are derived from contractual arrangements whereby the Company manages a non-controlled clinic or clinics for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized when services are performed. Costs, primarily salaries for the Company’s employees, are recorded when incurred.
Other revenue includes physical or occupational therapy services and athletic training provided on-site, such as at schools and industrial worksites. Contract terms and rates are agreed to in advance between the Company and the third parties. Services are typically performed over the contract period, and revenue is recorded in accordance with the contract terms. If the services are paid in advance, revenue is deferred and recognized as the services are performed.
Property and equipment
Property and equipment acquired is recorded at cost less accumulated depreciation, except during an acquisition of a business, in which case the assets are recorded at fair value. Depreciation is calculated using the straight-line method and is provided in amounts sufficient to attribute the cost of depreciable assets to operations over the estimated useful lives. The approximate useful life of each class of property and equipment is as follows:

Equipment	3 - 5 years
Furniture & fixtures	5 - 7 years
Automobiles	3 - 5 years
Software	3 - 5 years
Buildings	40 years
Leasehold improvements	Lesser of lease term or estimated useful lives of the assets (generally 5 - 15 years)

Major repairs that extend the useful life of an asset are capitalized to the property and equipment account. Routine maintenance and repairs are charged to rent, clinic supplies, contract labor and other expense and selling, general and administrative expenses. Gains or losses associated with property and equipment retired or sold are included in earnings.
Computer software is included in property and equipment and consists of purchased software and internally developed software. The Company capitalizes application-stage development costs for significant internally developed software projects. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s estimated useful life. Costs recognized in the preliminary project phase and the post-implementation phase, as well as maintenance and training costs, are expensed as incurred.
Impairment of long-lived assets
The Company reviews the recoverability of long-lived assets whenever events or circumstances occur indicating that the carrying value of the asset may not be recoverable. If the undiscounted cash flows related to the long-lived asset or asset group are not sufficient to recover the remaining carrying value of such asset or asset group, an impairment charge is recognized for the excess carrying amount over the fair value of the asset or asset group. Impairment of deferred leasehold interests relating to asset write-offs from clinic closings are recorded to cost of services.
Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill and indefinite-lived intangible assets under Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate that impairment may exist. The Company noted triggering events during the current year which resulted in the recording of impairment losses. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets for further details. The Company did not note any triggering events during the prior presented years that resulted in the recording of an impairment loss. Due to the current economic uncertainty resulting from the COVID-19 pandemic and other factors, the Company will continue to review the carrying amounts of goodwill and indefinite-lived assets for potential triggering events.
The cost of acquired businesses is allocated first to its identifiable assets, both tangible and intangible, based on estimated fair values. Costs allocated to finite-lived identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.
The approximate useful life of each class of intangible asset is as follows:

ATI Physical Therapy trade name/trademarks	Indefinite
Non-compete agreements	2 - 5 years
Other intangible assets	15 years

Goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment. If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. Fair value is determined using valuation techniques based on estimates, judgments and assumptions the Company believes are appropriate in the circumstances. The Company completed the interim and annual impairment analyses of goodwill as of June 30, 2021, September 30, 2021 and October 1, 2021 by estimating its fair value using an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples. The Company completed the interim and annual impairment analyses of indefinite-lived intangible assets as of June 30, 2021, September 30, 2021 and October 1, 2021 by estimating its fair value using the relief from royalty method. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate.
Deferred financing costs
Original debt issuance discounts and costs incurred related to debt financing are recorded as a reduction to debt and amortized ratably over the term of the related debt agreement, using the effective interest method. Deferred financing costs related to revolving credit facilities are recognized as assets and amortized ratably over the term of the related agreement using the effective interest method. Deferred financing costs are amortized to interest expense, net in the Company’s consolidated statements of operations. The Company recognized amortization of deferred debt issuance costs of $2.3 million, $3.0 million and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognized amortization of original debt issuance discounts of $1.0 million, $1.0 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Preferred stock
Preferred stock is classified as debt, equity or mezzanine equity based on its redemption features. Preferred stock with redemption features outside of the control of the issuer, such as contingent redemption features, is classified as mezzanine equity. Preferred stock with mandatory redemption features is classified as debt. Preferred stock with no redemption features, or redemption features over which the issuer has control, is classified as equity.
The Company had preferred stock that was classified as debt (redeemable preferred stock) in the Company’s consolidated balance sheets, prior to its redemption as part of the Business Combination. Refer to Note 12 - Redeemable Preferred Stock for more information about the Company’s previously outstanding preferred stock.
Treasury stock
Treasury stock amounts are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to paid-in capital in excess of par value using the average-cost method.
Warrant liability
The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in Accounting Standards Codification 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, (“ASC 815-40”) and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in change in fair value of warrant liability in the Company’s consolidated statements of operations.

Contingent common shares liability
The Company accounts for its potential Earnout Shares and Vesting Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s consolidated statements of operations.
Noncontrolling interests in consolidated affiliates
The consolidated financial statements include all assets, liabilities, revenues and expenses of less-than-100%-owned affiliates where the Company has a controlling financial investment. The Company has separately reflected net income attributable to the noncontrolling interests in net income in the consolidated statements of operations.
Fair value of financial instruments
The Company determines fair value measurements used in its consolidated financial statements based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs, as determined by either the principal market or the most advantageous market at the measurement date.
Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.
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
Refer to Note 15 - Fair Value Measurements for valuation techniques and inputs related to the Company's financial instruments and share-based liabilities.
Income taxes
The Company accounts for income taxes in accordance with ASC Topic 740 (“ASC 740”), Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date.
ASC 740 provides guidance on how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. Tax positions deemed to not meet a more-likely-than-not threshold may not be recognized in the financial statements. The Company reviews these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and if any tax uncertainties were identified, the Company would recognize them accordingly.

Cost of services
Cost of services consist of salaries specific to the Company’s clinic operations along with rent, clinic supplies expense, depreciation and advertising costs. In addition, cost of services includes the provision for doubtful accounts.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of wages and benefits for corporate personnel, corporate outside services, marketing costs, depreciation of corporate fixed assets, amortization of intangible assets and certain corporate level professional fees, including those related to legal, accounting and payroll.
Advertising costs
Advertising costs are expensed as incurred or when services are rendered. Advertising costs included in cost of services were $3.2 million, $2.3 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Advertising costs included in selling, general and administrative expenses were $5.1 million, $4.8 million and $6.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Share-based compensation
The Company applies the guidance in ASC Topic 718, Compensation - Stock Compensation, in its accounting for share-based compensation. The Company recognizes compensation expense for all share-based compensation awarded to employees, net of forfeitures, using a fair value-based method. The grant-date fair value of each award is amortized to expense on a straight-line basis over the award’s vesting period. Compensation expense associated with share-based awards is included in salaries and related costs and selling, general and administrative expenses in the accompanying consolidated statements of operations, depending on whether the award recipient is a clinic-level or corporate employee, respectively. Share-based compensation expense is adjusted for forfeitures as incurred.
(Loss) earnings per share
The Company applies the guidance in ASC Topic 260, Earnings Per Share, in its computation of (loss) earnings per share. Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares and dilutive common share equivalents outstanding. Refer to Note 19 - (Loss) Earnings per Share for more information.
Leases
The Company applies the guidance in ASC Topic 842 (“ASC 842”), Leases, to classify individual leases of assets as either operating or finance leases at contract inception. All leased assets have been classified as operating lease arrangements, and the Company’s classes of leased assets include real estate and equipment. The Company adopted ASC 842 on January 1, 2020 using the alternative transition method.

Operating lease balances are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and operating lease liabilities in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, adjusted for prepaid or accrued lease payments and lease incentives. The Company’s lease terms include the impact of options to extend or terminate the lease when it is reasonably certain that the options will be exercised or not exercised, as appropriate. When discount rates implicit in leases cannot be readily determined, the Company uses the applicable incremental borrowing rate at lease commencement to perform lease classification tests on lease components and to measure lease liabilities and ROU assets. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The ROU asset is subject to testing for impairment if there is an indicator for impairment, as is the case for owned assets. The Company noted triggering events during the current year which resulted in the recording of impairment losses, which were not material. The Company did not note any triggering events during the prior presented years that resulted in the recording of an impairment loss. The amortization of operating lease ROU assets and the accretion of operating lease liabilities are reported together as fixed lease expense. The fixed lease expense is recognized on a straight-line basis over the life of the lease. Some of the Company’s operating leases include variable lease payments. To the extent they are not included in operating lease liabilities and operating lease ROU assets, these variable lease payments are recognized as incurred.
Recently adopted accounting guidance
In February 2016, the FASB established ASC Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; ASU No. 2019-01, Codification Improvements; and ASU No. 2019-10, Leases (Topic 842). ASC 842 establishes a right-of-use model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.
ASC 842 is effective for the Company on January 1, 2021, with early adoption permitted. The Company elected to early adopt this standard on January 1, 2020 using the alternative transition method provided by ASC 842. Under the alternative transition method, the effects of initially applying the new guidance are recognized as a cumulative-effect adjustment to retained earnings at the date of initial application, which is January 1, 2020, and prior periods are not restated.
As part of transitioning to ASC 842, the Company has elected to apply the package of transition practical expedients, which allows the Company to not reassess under ASC 842 prior conclusions about lease identification, lease classification and initial direct costs. As a result of adopting ASC 842 and election of the transition practical expedients, the Company recognized ROU assets and lease liabilities for those leases classified as operating leases under ASC 840 that continued to be classified as operating leases under ASC 842 at the date of initial application. Leases classified as capital under ASC 840 are classified as finance under ASC 842. As of the date of transition to ASC 842, the Company did not have any capital leases under ASC 840.
The Company has elected the practical expedient within ASC 842 to not separate lease and non-lease components within lease transactions for all classes of assets. Additionally, the Company has elected the short-term lease exception for all classes of assets.

In applying the alternative modified retrospective transition method, the Company measured lease liabilities at the present value of the sum of remaining minimum lease payments. The Company’s operating lease liabilities have been measured using the Company’s incremental borrowing rates as of January 1, 2020 (the date of initial application). Additionally, the Company’s operating lease ROU assets have been measured as the initial measurement of applicable lease liabilities adjusted for any unamortized initial direct costs, prepaid/accrued rent, unamortized lease incentives and any liabilities on account of exit or disposal cost obligations.
Adoption of ASC 842 at January 1, 2020, and application of the alternative modified retrospective transition method resulted in the recognition of:

(1) operating lease ROU assets of $263.2 million;

(2) operating lease liabilities of $306.4 million;

(3) the cumulative effect adjustment to increase the opening balance of the accumulated deficit by $0.4 million;

Adoption of this standard did not have a material impact on the Company’s consolidated statements of operations and consolidated statements of cash flows. Refer to Note 17 - Leases for more information about the Company’s lease related obligations.
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and simplifies the accounting for income taxes. This ASU is effective for the Company on January 1, 2022, with early adoption permitted. The Company early adopted this new accounting standard effective January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
Recent accounting pronouncements
Based on our public float as of June 30, 2021, the Company became a large accelerated filer and lost emerging growth company status as of December 31, 2021. As of December 31, 2021, the Company will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard was subsequently amended by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. This standard is optional and may be applied by entities after March 12, 2020, but no later than December 31, 2022. As of December 31, 2021, the Company has certain debt instruments for which the interest rates are indexed to the London InterBank Offered Rate (“LIBOR”), and as a result, is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers, which provides guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. This ASU is effective for the Company on January 1, 2023, with early adoption permitted, and shall be applied on a prospective basis to business combinations that occur on or after the adoption date. The Company is evaluating the effect that the implementation of this standard may have on the Company's consolidated financial statements, but does not currently expect the impact to be material.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which provides guidance to increase the transparency of government assistance transactions with business entities that are accounted for by applying a grant or contribution accounting model. This ASU is effective for the Company's annual financial statements to be issued for the year ended December 31, 2022, with early adoption permitted. The Company expects to adopt this new accounting standard in its Annual Report on Form 10-K for the year ended December 31, 2022, and does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.
Note 3. Business Combinations and Divestiture
The Business Combination
As discussed in Note 1 - Overview of the Company, on June 16, 2021, a business combination between Wilco Holdco and FAII was consummated, which was accounted for as a reverse recapitalization of Wilco Holdco, Inc. At the time of the Business Combination, stockholders of Wilco Holdco, Inc. received 130.3 million shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), for the outstanding shares of Wilco Holdco common stock, par value $0.01 per share, that such stockholders owned. Upon distribution of shares of Common Stock to holders of vested and unvested Incentive Common Units (“ICUs”) granted prior to the Business Combination under the Wilco Acquisition, LP 2016 Equity Incentive Plan, 2.0 million of these shares were restricted subject to vesting requirements, resulting in total unrestricted shares of 128.3 million and an exchange ratio of 136.7 unrestricted shares of ATI Physical Therapy, Inc. for every previously outstanding Wilco Holdco share.
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
(1) Per the Merger Agreement, as of the closing of the Business Combination, all Class F shares converted into the equivalent number of Class A common shares and became subject to certain vesting and forfeiture provisions ("Vesting Shares") as detailed in Note 14 - Contingent Common Shares Liability.
(2) Includes 1.2 million unrestricted shares upon distribution to holders of vested ICUs under the Wilco Acquisition, LP 2016 Equity Incentive Plan. Refer to Note 10 - Share-Based Compensation for further details.
(3) Includes 2.0 million restricted shares upon distribution to holders of unvested ICUs under the Wilco Acquisition, LP 2016 Equity Incentive Plan. Refer to Note 10 - Share-Based Compensation for further details.
(4) Excludes 15.0 million Earnout Shares, 6.9 million Public Warrants and 3.0 million Private Placement Warrants to purchase Class A common stock. Refer to Note 13 - Warrant Liability and Note 14 - Contingent Common Shares Liability for further details.

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
Wilco Holdco Series A Preferred Stock
Immediately following the Business Combination, all holders of the previously outstanding shares of Wilco Holdco Series A Preferred Stock received a proportionate share of $59.0 million and 12.8 million shares of ATI Physical Therapy, Inc. Class A common stock based on the terms of the Merger Agreement. Refer to Note 12 - Redeemable Preferred Stock for further details.
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
On the date of the Business Combination, the Company recorded a liability related to the Earnout Shares of $140.0 million. During the period from June 16, 2021 to December 31, 2021, the fair value of the Earnout Shares decreased to $28.8 million, resulting in a gain of $111.2 million for the year ended December 31, 2021, recorded as a component of change in fair value of contingent common shares liability in the consolidated statements of operations. Refer to Note 14 - Contingent Common Shares Liability and Note 15 - Fair Value Measurements for further details.
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
On the date of the Business Combination, the Company recorded a liability related to the Vesting Shares of $80.5 million. During the period from June 16, 2021 to December 31, 2021, the fair value of the Vesting Shares decreased to $16.6 million, resulting in a gain of $63.9 million for the year ended December 31, 2021, recorded as a component of change in fair value of contingent common shares liability in the consolidated statements of operations. Refer to Note 14 - Contingent Common Shares Liability and Note 15 - Fair Value Measurements for further details.

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
On the date of the Business Combination, the Company recorded a liability related to the Warrants of $26.9 million. During the period from June 16, 2021 to December 31, 2021, the fair value of the Warrants decreased to $4.3 million, resulting in a gain of $22.6 million for the year ended December 31, 2021, recorded as change in fair value of warrant liability in the consolidated statements of operations. Refer to Note 13 - Warrant Liability and Note 15 - Fair Value Measurements for further details.
The following table reflects the components of cash movement related to the Business Combination, PIPE investment and debt repayments (in thousands):

Cash in trust with FAII as of the Closing Date of the Business Combination	$345,036
Cash used for redemptions of FAII Class A common stock	(89,877)
FAII transaction costs paid at closing	(25,821)
Cash inflow from Business Combination	229,338
Wilco Holdco, Inc. transaction costs offset against proceeds	(19,233)
Net proceeds from FAII in Business Combination	210,105
Cash proceeds from PIPE investment	300,000
Repayment of second lien subordinated loan	(231,335)
Partial repayment of first lien term loan	(216,700)
Cash payment to Wilco Holdco Series A Preferred stockholders	(59,000)
Wilco Holdco, Inc. transaction costs expensed during the year ended December 31, 2021	(5,543)
Net decrease in cash related to Business Combination, PIPE investment and debt repayments	$(2,473)
For the year ended December 31, 2021, the Company expensed $5.5 million in transaction costs related to the Business Combination, which are classified as selling, general and administrative expenses in the consolidated statement of operations. In addition, $19.2 million of Wilco Holdco, Inc. transaction costs related to the Business Combination were offset against additional paid-in capital in the consolidated statements of changes in stockholders’ equity as these costs were determined to be directly attributable to the recapitalization.
Home Health divestiture
On August 25, 2021, the Company entered into an agreement to divest its Home Health service line. On October 1, 2021, the transaction closed with a sale price of $7.3 million, and the Company recognized a gain of $5.8 million in other expense (income), net in its consolidated statement of operations. The major classes of assets and liabilities associated with the Home Health service line consisted of predominantly accounts receivable, accrued expenses and other liabilities which were not material.

2021 acquisitions
During the fourth quarter of 2021, the Company completed 3 acquisitions consisting of 7 total clinics. The Company paid approximately $4.5 million in cash and $1.4 million in future payment consideration, subject to certain time or performance conditions set out in the purchase agreements, to complete the acquisitions. The acquisitions qualified for purchase accounting treatment under ASC Topic 805, Business Combinations, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the respective acquisition dates. Of the total amount of consideration, $5.5 million was allocated to goodwill based on management's valuations, which are preliminary and subject to completion of the Company's valuation analysis through the 12 month measurement period. Goodwill represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized, such as assembled workforce, synergies, and location. The entire amount of goodwill recorded from these purchases will be deductible for income tax purposes. Acquisition-related costs to complete the transactions, net operating revenue and net income recognized in 2021 related to the acquisitions were not material, individually and in the aggregate. Unaudited proforma consolidated financial information for the acquisitions have not been included as the results are not material, individually and in the aggregate.
Note 4. Revenue from Contracts with Customers
The following table disaggregates net operating revenue by major service line for the periods indicated below (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net patient revenue	$561,080	$529,585	$717,596
ATI Worksite Solutions (1)	34,583	30,864	27,662
Management Service Agreements (1)	15,246	15,837	17,363
Other revenue (1)	16,962	15,967	22,837
	$627,871	$592,253	$785,458
(1)ATI Worksite Solutions, Management Service Agreements and Other revenue are included within other revenue on the face of the consolidated statements of operations.
The following table disaggregates net patient revenue for each associated payor class as a percentage of total net patient revenue for the periods indicated below:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Commercial	56.3%	53.1%	51.5%
Government	23.7%	22.2%	23.6%
Workers’ compensation	14.3%	17.6%	17.2%
Other (1)	5.7%	7.1%	7.7%
	100.0%	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury.

Note 5. Goodwill, Trade Name and Other Intangible Assets
Our indefinite-lived intangible assets consist of certain trade names. We test indefinite-lived intangible assets for impairment on an annual basis as of October 1. The Company concluded that no indefinite-lived intangible asset impairment existed at the time of annual impairment tests performed for the years ended December 31, 2021, 2020 and 2019. The Company noted interim triggering events during the current year which resulted in the recording of impairment losses.
The Company has one reporting unit for purposes of the Company’s goodwill impairment test, which is completed as of October 1. The Company concluded that no goodwill impairment existed at the time of the annual impairment test performed for the years ended December 31, 2021, 2020 and 2019. The Company noted interim triggering events during the current year which resulted in the recording of impairment losses.
The Company has not identified any triggering events occurring after the annual testing date that would impact the impairment testing results obtained but will continue to monitor the fair value of the Company. If the estimated cash flows decrease or market factors change, impairment charges may need to be recorded in the future. Factors that could result in the cash flows being lower than the current estimates include decreased revenue caused by unforeseen changes in the healthcare market or the Company's business, or the inability to achieve the estimated operating margins in the forecasts due to unforeseen factors. Additionally, changes in the broader economic environments could cause changes to the estimated discount rates and comparable company valuation indicators which may impact the estimated fair values.
Changes in the carrying amount of goodwill consisted of the following (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Beginning balance	$1,330,085	$1,330,085
Reductions - impairment charges	(726,798)	—
Additions – acquisitions	5,524	—
Ending balance	$608,811	$1,330,085

The table below summarizes the Company’s carrying amount of trade name and other intangible assets at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Gross intangible assets:
ATI trade name (1)	$409,360	$643,700
Non-compete agreements	2,405	4,678
Other intangible assets	640	640
Accumulated amortization:
Accumulated amortization – non-compete agreements	(425)	(4,437)
Accumulated amortization – other intangible assets	(284)	(242)
Total trade name and other intangible assets, net	$411,696	$644,339
(1) Not subject to amortization. The Company recorded $234.3 million of impairment charges related to the trade name indefinite-lived intangible asset during year ended December 31, 2021.

Amortization expense for the years ended December 31, 2021, 2020 and 2019 was immaterial. The Company estimates that amortization expense related to intangible assets is expected to be immaterial over the next five fiscal years and thereafter.
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
As it was determined that it was more likely than not that the fair value of our trade name indefinite-lived intangible asset was below its carrying value, the Company performed an interim quantitative impairment test as of the June 30, 2021 balance sheet date. The Company utilized the relief from royalty method to estimate the fair value of the trade name indefinite-lived intangible asset. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate. As a result of the analysis, the Company recognized a $33.7 million non-cash interim impairment in the line item goodwill and intangible asset impairment charges in its consolidated statements of operations, which represents the difference between the estimated fair value of the Company’s trade name indefinite-lived intangible asset and its carrying value.
The Company evaluated its asset groups, including operating lease right-of-use assets that were evaluated based on clinic-level cash flows and clinic-specific market factors, noting no material impairment.
As it was determined that it was more likely than not that the fair value of our single reporting unit was below its carrying value, the Company performed an interim quantitative impairment test. In order to determine the fair value of our single reporting unit, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, the terminal growth rate, the discount rate and relevant market multiples. As a result of the analysis, the Company recognized a $419.4 million non-cash interim impairment in the line item goodwill and intangible asset impairment charges in its consolidated statements of operations, which represented the difference between the estimated fair value of the Company’s single reporting unit and its carrying value.
Interim impairment testing as of September 30, 2021
In October 2021, the Company further revised its forecast to reflect lower than expected patient visit volume. The Company determined that the factors related to the revision of the forecast constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets.
As it was determined more likely than not that the fair value of our trade name indefinite-lived intangible asset was below its carrying value, the Company performed an interim quantitative impairment test. The Company utilized the relief from royalty method to estimate the fair value of the trade name indefinite-lived intangible asset. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate. As a result of the changes in these assumptions, the Company recognized a $200.6 million non-cash interim impairment in the line item goodwill and intangible asset impairment charges in its consolidated statements of operations, which represents the difference between the estimated fair value of the Company’s trade name indefinite-lived intangible asset and its carrying value.

The Company evaluated its asset groups, including operating lease right-of-use assets that were evaluated based on clinic-level cash flows and clinic-specific market factors, noting no material impairment.
As it was determined that it was more likely than not that the fair value of our single reporting unit was below its carrying value, the Company performed an interim quantitative impairment test. In order to determine the fair value of our single reporting unit, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, the terminal growth rate, the discount rate and relevant market multiples. As a result of the changes in these assumptions, the Company recognized a $307.4 million non-cash interim impairment in the line item goodwill and intangible asset impairment charges in its consolidated statements of operations, which represents the difference between the estimated fair value of the Company’s single reporting unit and its carrying value.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected revenue growth rates, EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, then our reporting unit or indefinite-lived intangible assets might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of goodwill and the Company’s trade name indefinite-lived intangible asset have been impaired as of June 30, 2021 and September 30, 2021 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates.
Note 6. Property and Equipment
Property and equipment consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020

Equipment	$36,278	$32,978
Furniture and fixtures	17,141	17,247
Leasehold improvements	183,542	162,853
Automobiles	19	19
Computer equipment and software	95,362	77,390
Construction-in-progress	3,793	9,594
	336,135	300,081
Accumulated depreciation and amortization	(196,405)	(162,907)
Property and equipment, net	$139,730	$137,174
Property and equipment includes internally developed computer software costs in the amount of $58.7 million and $50.8 million as of December 31, 2021 and 2020, respectively. The related amortization expense was $6.8 million, $9.8 million and $9.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Depreciation and amortization expense is recorded within rent, clinic supplies, contract labor and other and selling, general and administrative expenses within the consolidated statements of operations, depending on the use of the underlying fixed assets. The depreciation expense recorded in cost of services relates to revenue-generating assets, which primarily includes clinic leasehold improvements and therapy equipment. The depreciation expense included in selling, general and administrative expenses is related to infrastructure items, such as corporate leasehold improvements, computer equipment and software.
The following table presents the amount of depreciation expense recorded in rent, clinic supplies, contract labor and other and selling, general and administrative expenses in the Company’s consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Rent, clinic supplies, contract labor and other	$26,664	$25,409	$25,007
Selling, general and administrative expenses	10,873	14,101	15,112
Total depreciation expense	$37,537	$39,510	$40,119
Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020

Salaries and related costs	$27,257	$21,387
CARES Act funds (1)	18,179	21,031
Accrued professional fees	4,574	2,049
Credit balance due to patients and payors	4,240	9,635
Revenue cycle management costs	1,075	2,469
Transaction-related costs (2)	349	2,547
Transaction-related amount due to former owners (3)	—	3,611
Other payables and accrued expenses	8,910	7,961
Total	$64,584	$70,690
(1) Includes current portion of MAAPP funds received and deferred employer Social Security tax payments.
(2) Represents costs related to public readiness initiatives and corporate transactions.
(3) Represents the amount due to former owners related to the Company’s utilization of net operating loss carryforwards generated prior to its acquisition of ATI Holdings Acquisition, Inc.

Note 8. Borrowings
Long-term debt consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
First lien term loan (1) (due May 10, 2023, with principal payable in quarterly installments)	$555,048	$779,915
Second lien subordinated loan (2)	—	231,335
Less: unamortized debt issuance costs	(1,935)	(8,933)
Less: unamortized original issue discount	(1,147)	(2,732)
Total debt, net	$551,966	$999,585
Less: current portion of long-term debt	(8,167)	(8,167)
Long-term debt, net	$543,799	$991,418
(1) Interest rate of 4.5% at December 31, 2021 and December 31, 2020, with interest payable in designated installments (dependent upon the base interest rate election) at a variable interest rate. The effective interest rate for the first lien term loan was 4.9% at December 31, 2021 and December 31, 2020.
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
The total loss on debt extinguishment associated with the partial repayment of the first lien term loan and the settlement of the second lien subordinated term loan was $5.5 million for the year ended December 31, 2021. This amount has been reflected in other expense (income), net in the consolidated statements of operations.
The 2016 first lien credit arrangement is guaranteed by Wilco Intermediate and its domestic subsidiaries, subject to customary exceptions (collectively, the “Guarantors”) and secured by substantially all of the assets of ATI Holdings Acquisition, Inc. (the “Borrower”) and Guarantors. The 2016 first lien borrowing bears interest, at the Borrower’s election, at a base interest rate of the Alternate Base Rate (“ABR”) or LIBOR plus an interest rate spread, as defined in the first lien credit agreement. The ABR is the highest of (i) the federal funds rate plus 0.5%, (ii) one-month LIBOR plus 1.0% and (iii) the prime rate. The LIBOR term may be one, two, three or six months (or, to the extent available, twelve months or a shorter period). The per annum interest rate spread for first lien term loans is (a) 2.5% for ABR loans and (b) 3.5% for LIBOR loans.

The Company’s credit agreements contain covenants with which the Borrower must comply. For the 2016 first lien credit agreement, the Borrower must maintain, as of the last day of each fiscal quarter when the sum of the outstanding balance of revolving loans, swingline loans and certain letters of credit exceeds 30% of the total revolving credit facility commitment, a ratio of consolidated first lien net debt to consolidated adjusted EBITDA, as defined in the agreements, not to exceed 6.25:1.00. As of December 31, 2021, the ratio exceeded 6.25:1.00. As a result, the sum of the outstanding balance of revolving loans, swingline loans and certain letters of credit is effectively limited to 30% of the total revolving credit facility commitment. Additionally, the agreements are subject to subjective acceleration clauses, effective upon a material adverse change in the Company’s business or financial condition. As of December 31, 2021, the Borrower was in compliance with the covenants contained in the first lien agreement.
Revolving credit facility
The 2016 first lien agreement includes a revolving credit facility with a maximum borrowing capacity of $70.0 million, including $15.0 million sub-limit for swingline loans and amounts available for letters of credit. The issuance of such letters of credit and the making of swingline loans reduces the amount available under the applicable revolving credit facility.
The Borrower may make draws under the revolving credit facility for general corporate purposes until the maturity date of the revolving credit facility. The first lien revolving facility matures on May 10, 2023 unless (a) as of February 9, 2023 (the “Springing Maturity Date”), either (i) more than $100.0 million of first lien term loans remain outstanding on the Springing Maturity Date or (ii) the debt incurred to refinance any portion of the first lien term loans in excess of $100.0 million does not satisfy specified parameters, in which case the first lien revolving facility will mature on February 9, 2023, or (b) the Borrower makes certain prohibited restricted payments as defined in the agreement, in which case the first lien revolving facility will mature on the date of such restricted payment.
The per annum interest rate spread for first lien revolving loans is (a) 3.5% for ABR loans and (b) 4.5% for LIBOR loans, with stepdowns based on the first lien leverage ratio. The applicable interest rate spreads were 3.5% and 3.0% for ABR revolving borrowings, and 4.5% and 4.0% for LIBOR revolving borrowings at December 31, 2021 and 2020, respectively. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee of between 0.25% and 0.5% per annum on any unused portion of the revolving credit facility based on the Company’s first lien leverage ratio. The fee was 0.5% at December 31, 2021.
The Company drew amounts of $19.0 million and $49.8 million under its revolving credit facility in March and April 2020, respectively. The Company repaid the borrowed amounts in full in June 2020. As of December 31, 2021 and December 31, 2020, no borrowings were outstanding under the revolving credit facility.
The Company had letters of credit totaling $1.2 million under the letter of credit sub-facility on the revolving credit facilities as of December 31, 2021 and December 31, 2020, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.
Aggregate maturities of long-term debt at December 31, 2021 are as follows (in thousands):

2022	$8,167
2023	546,881
Total future maturities	555,048
Unamortized original issue discount and debt issuance costs	(3,082)
Total debt, net	$551,966

Note 9. Employee Benefit Plans
The Company maintains a defined contribution 401(k) retirement plan for its full-time employees. The plan allows all participants to make elective pretax contributions of up to 100% of their compensation, up to a maximum amount as limited by law. The Company makes matching contributions to the plan on behalf of the employee in the amount of 50% of the first 6% of the contributing participant’s elective deferral contribution. Matching contributions to the plan were $4.6 million, $4.7 million and $5.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table presents the Company’s matching contributions to the plan recorded in cost of services and selling, general and administrative expenses in the consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Salaries and related costs	$4,102	$4,206	$4,965
Selling, general and administrative expenses	532	520	504
Total	$4,634	$4,726	$5,469
Note 10. Share-Based Compensation
The Company recognizes compensation expense for all share-based compensation awarded to employees, net of forfeitures, using a fair value-based method. The grant-date fair value of each award is amortized to expense on a straight-line basis over the award’s vesting period. Compensation expense associated with share-based awards is included in salaries and related costs and selling, general and administrative expenses in the accompanying consolidated statements of operations, depending on whether the award recipient is a clinic-level or corporate employee, respectively. Share-based compensation expense is adjusted for forfeitures as incurred.
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
Service-based vesting
Prior to the Business Combination, Wilco Acquisition, LP granted Incentive Common Units, subject to service-based vesting, to members of management, key employees and independent directors. Following the closing of the Business Combination, holders of service-based ICUs were entitled to a distribution of a number of Class A common shares of ATI Physical Therapy, Inc. based on the distribution priorities under the Wilco Acquisition, LP limited partnership agreement. The shares related to vested service-based ICUs were distributed as unrestricted Class A common shares of ATI. The shares related to unvested service-based ICUs were distributed as restricted Class A common shares of ATI eligible to vest over the shorter of: (a) the existing vesting schedule applicable to the underlying ICUs, or (b) in installments on each quarterly anniversary of the closing over three years post-closing, subject to the grantee's continued service through each vesting date.

Pursuant to the 2016 Plan, total share-based compensation expense related to service-based awards recognized in the years ended December 31, 2021, 2020 and 2019 was $2.7 million, $1.9 million and $1.8 million, respectively.
For the year ended December 31, 2021, 0.4 million shares distributed to holders of service-based ICUs vested, and forfeitures related to shares distributed to holders of service-based ICUs were immaterial. There were no service-based awards granted under the 2016 Plan during the year ended December 31, 2021.
As of December 31, 2021, the remaining unvested restricted shares distributed to holders of service-based ICUs totaled 0.3 million Class A common shares, with unrecognized compensation expense of $1.8 million to be recognized over a weighted-average period of 2.3 years.
Performance-based vesting
Prior to the Business Combination, Wilco Acquisition, LP granted Incentive Common Units, subject to performance-based vesting, to members of management, key employees and independent directors. Following the closing of the Business Combination, holders of performance-based ICUs were entitled to a distribution of a number of Class A common shares of ATI Physical Therapy, Inc. based on the distribution priorities under the Wilco Acquisition, LP limited partnership agreement. The shares related to performance-based ICUs were distributed to holders as restricted Class A common shares of ATI eligible to vest in installments on each quarterly anniversary of the closing over the shorter of: (a) the eight-year period from the original grant date of the underlying ICUs, or (b) three years post-closing, subject to the grantee’s continued service through each vesting date.
Based on the terms of the performance-based ICUs, commencement of vesting is generally contingent upon the occurrence of certain events, such as a change-in-control subject to the achievement of specified investment returns of certain Wilco Acquisition, LP unit holders, or an initial public offering (“IPO”). Under the terms of the award agreements, in the event of an IPO, the performance-based vesting requirements convert to service-based vesting requirements. The performance-based awards follow the treatment of an IPO as a result of the Business Combination and, therefore, converted to service-based vesting requirements.
Prior to the Business Combination, no share-based compensation expense was recognized related to the performance-based awards, as a change-in-control or IPO cannot be assessed as probable prior to its occurrence. Following the closing of the Business Combination, the Company began recognizing share-based compensation expense associated with the performance-based awards. Recognition of such expense follows a straight-line expense allocation based on the original grant date and the shorter of (a) the eight-year period from the original grant date of the underlying ICUs, or (b) three years post-closing of the Business Combination. For the year ended December 31, 2021, the Company recognized $2.5 million of share-based compensation expense related to the performance-based awards.
For the year ended December 31, 2021, 0.4 million shares distributed to holders of performance-based ICUs vested, and 0.3 million shares distributed to holders of performance-based ICUs were forfeited. There were no performance-based awards granted under the 2016 Plan during the year ended December 31, 2021.
As of December 31, 2021, the remaining unvested restricted shares distributed to holders of performance-based ICUs totaled 0.5 million shares, with unrecognized compensation expense of $1.5 million to be recognized over a weighted-average period of 2.4 years.

Unallocated and forfeited Incentive Common Units
ATI and Wilco Acquisition, LP intend to cancel approximately 0.6 million Class A common shares of ATI received by Wilco Acquisition, LP in connection with the Business Combination in respect of the remaining unallocated ICU pool. ATI intends to amend, subject to stockholder approval, the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") to increase the share reserve by approximately 0.6 million Class A common shares of ATI.
If any restricted shares of ATI are forfeited following the closing of the Business Combination and prior to vesting, such shares will be cancelled and ATI intends to amend the 2021 Plan to permit such shares to be reissued as awards under the 2021 Plan.
ATI 2021 Equity Incentive Plan
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan under which it may grant equity interests of ATI Physical Therapy, Inc., in the form of stock options, stock appreciation rights, restricted stock awards and restricted stock units, to members of management, key employees and independent directors of the Company and its subsidiaries. The Compensation Committee is authorized to make grants and to make various other decisions under the 2021 Plan. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 20.7 million. As of December 31, 2021, approximately 19.0 million shares were available for future grant.
Stock options
The Company grants stock options to members of management, key employees and independent directors. Stock options typically vest in equal annual installments over a service period ranging from three to four years from the date of grant, depending on the term of the agreement. All options have a maximum term of 10 years from the date of grant and may be exercised for one share of Class A common stock.
Pursuant to the 2021 Plan, total share-based compensation expense related to stock options recognized in the year ended December 31, 2021 was approximately $0.1 million. No share-based compensation expense was recognized in the years ended December 31, 2020 and 2019 related to stock options.
The following table summarizes the activity of stock options for the year ended December 31, 2021 (aggregate intrinsic value in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	—	$—	—	$—
Granted	774,796	3.41	N/A	N/A
Exercised	—	—	N/A	—
Forfeited/Cancelled	—	—	N/A	N/A
Outstanding, December 31, 2021	774,796	$3.41	9.9	$9

Exercisable, December 31, 2021	—	$—	—	$—

The fair values of each stock option granted was determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the options granted in 2021. As the Company does not have sufficient historical share option exercise experience for such "plain-vanilla" awards, the expected option term was determined using the simplified method, which is the average of the option's vesting and contractual term. Volatility is measured using the historical volatility of certain comparable companies, using daily log-returns of stock prices, as adjusted for the impact of financial leverage. The risk-free interest rate reflects the U.S. Treasury yield curve in effect at the time of the grant. No stock options were granted under the 2021 Plan during the years ended December 31, 2020 and 2019.

2021
Weighted-average grant-date fair value	$1.69
Risk-free interest rate	1.45%
Term (years)	6.0
Volatility	51.67%
Expected dividend	—%
As of December 31, 2021, the unrecognized compensation expense related to stock options was $1.2 million, to be recognized over a weighted-average period of 2.9 years.
Restricted stock units
The Company grants restricted stock units (“RSUs”) to members of management, key employees and independent directors. RSUs are time-based vesting awards and are subject to the continued service of the employee or non-employee director over the vesting period. RSUs typically vest in equal annual installments over one to three years from the date of grant, based on the terms of the agreement. The fair value of RSUs was based on the price of the Company’s common stock on the grant date.
Pursuant to the 2021 Plan, total share-based compensation expense related to RSUs recognized in the year ended December 31, 2021 was $0.1 million. No share-based compensation expense was recognized in the years ended December 31, 2020 and 2019 related to RSUs.
The following table summarizes the activity of unvested RSUs and the respective weighted-average grant date fair value per RSU for the year ended December 31, 2021. No RSUs were outstanding for the years ended December 31, 2020 and 2019.

	2021
	RSUs	Weighted-Average Grant Date Fair Value
Outstanding and unvested, beginning of year	—	$—
Granted	404,235	3.41
Vested	—	—
Forfeited	—	—
Outstanding and unvested, end of year	404,235	$3.41

As of December 31, 2021, the unrecognized compensation expense related to RSUs was $1.3 million, to be recognized over a weighted-average period of 2.5 years.

Restricted stock awards
The Company grants restricted stock awards (“RSAs”) to members of management and key employees. RSAs are time-based vesting awards and are subject to the continued service of the employee over the vesting period. RSAs typically vest in equal quarterly installments over a service period of 3 years from the grant date. The vesting start date for the RSAs granted in 2021 is the Closing Date. The fair value of restricted stock was based on the price of the Company’s common stock on the grant date.
Pursuant to the 2021 Plan, total share-based compensation expense related to RSAs recognized in the year ended December 31, 2021 was $0.4 million. No share-based compensation expense was recognized in the years ended December 31, 2020 and 2019 related to RSAs.
The following table summarizes the activity of unvested RSAs and respective weighted-average grant date fair value per RSA for the year ended December 31, 2021. No RSAs were outstanding for the years ended December 31, 2020 and 2019.

	2021
	RSAs	Weighted-Average Grant Date Fair Value
Outstanding and unvested, beginning of year	—	$—
Granted	557,334	3.42
Vested	(105,473)	3.42
Forfeited	(4,130)	3.42
Outstanding and unvested, end of year	447,731	$3.42
As of December 31, 2021, the unrecognized compensation expense related to RSAs was $1.5 million, to be recognized over a weighted-average period of 2.5 years.

Note 11. Stockholders' Equity
ATI Physical Therapy, Inc. preferred stock
The Company is authorized to issue 1.0 million shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021, there was no preferred stock issued or outstanding.
Class A common stock
The Company is authorized to issue 470.0 million shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2021, there were 207.4 million shares of Class A common stock issued and 197.4 million shares outstanding.
As a result of the recapitalization associated with the Business Combination, shares are reflected as if they were issued and outstanding as of the earliest reported period to reflect the new capital structure. At the time of the Business Combination, stockholders of Wilco Holdco, Inc. received 130.3 million shares of the Company’s Class A common stock, par value $0.0001 per share, for the outstanding shares of Wilco Holdco common stock, par value $0.01 per share, that such stockholders owned. Upon distribution of shares to holders of unvested Incentive Common Units granted prior to the Business Combination under the Wilco Acquisition, LP 2016 Equity Incentive Plan, 2.0 million of these shares were restricted subject to vesting requirements, resulting in total unrestricted shares of 128.3 million and an exchange ratio of 136.7 unrestricted shares of ATI Physical Therapy, Inc. for every previously outstanding Wilco Holdco share.

As of December 31, 2021, shares of Class A common stock reserved for potential future issuance, on an as-if converted basis, were as follows (in thousands):

December 31, 2021
Shares available for grant under the ATI 2021 Equity Incentive Plan	18,996
Earnout Shares reserved	15,000
Class A common stock Warrants outstanding	9,867
Vesting Shares reserved(1)	8,625
Restricted shares(1,2)	1,323
Total shares of common stock reserved	53,811
(1) Represents shares of Class A common stock legally issued, but not outstanding, as of December 31, 2021.
(2) Represents a portion of the 2.0 million restricted shares distributed following the Business Combination to holders of unvested Incentive Common Units under the Wilco Acquisition, LP 2016 Equity Incentive Plan. Refer to Note 10 - Share-Based Compensation for further details.
Treasury stock
During the year ended December 31, 2021, the Company net settled 0.03 million shares of its Class A common stock related to employee tax withholding obligations associated with the Company's share-based compensation program. These shares are reflected at cost as treasury stock in the consolidated financial statements.
Note 12. Redeemable Preferred Stock
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
Based on the terms of the preferred stockholder agreement, Wilco Holdco, Inc. was required to redeem all outstanding shares of preferred stock upon the occurrence of certain events, such as those related to full repayment of the first and second lien credit agreements or a deemed liquidating event. Based on these redemption requirements, the preferred stock was classified as debt (redeemable preferred stock) in the Company’s historical consolidated balance sheets.
Cumulative dividends related to the preferred stock were accrued as preferred dividends that increased the balance of the redeemable preferred stock on the Company’s consolidated balance sheets and were recognized as interest expense on redeemable preferred stock in the Company’s consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, the Company incurred cumulative preferred dividends related to the preferred stock of $10.1 million, $19.0 million and $15.5 million, respectively. No dividends were paid related to the preferred stock.

In connection with the Business Combination, holders of the outstanding shares of Series A Preferred Stock received a proportionate share of $59.0 million and 12.8 million shares of Class A common stock based on the settlement terms in the Merger Agreement. The Company recorded a loss on settlement of redeemable preferred stock in the consolidated statement of operations of $14.0 million based on the value of the cash and equity provided to preferred stockholders in relation to the outstanding redeemable preferred stock liability. The balance of redeemable preferred stock was zero and $163.3 million as of December 31, 2021 and December 31, 2020, respectively.
Note 13. Warrant Liability
The Company has outstanding Public Warrants to purchase an aggregate of 6.9 million shares of the Company’s Class A common stock and outstanding Private Placement Warrants to purchase an aggregate of 3.0 million shares of the Company's Class A common stock. There were no warrants exercised during the year ended December 31, 2021.
The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in Accounting Standards Codification 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date. Refer to Note 15 - Fair Value Measurements for further details. Changes in fair value are recognized in change in fair value of warrant liability in the Company’s consolidated statements of operations.
The following table presents the change in the fair value of warrant liability, since the Closing Date of the Business Combination, that is recognized in the consolidated statement of operations for the respective periods (in thousands):

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of Business Combination, June 16, 2021	$8,099	$18,837	$26,936
Changes in fair value	(6,794)	(15,801)	(22,595)
Fair value as of December 31, 2021	$1,305	$3,036	$4,341
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
Note 14. Contingent Common Shares Liability
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
The Company accounts for the potential Earnout Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s consolidated statements of operations. On June 16, 2021, the Company estimated the fair value of the potential Earnout Shares to be $140.0 million. As of December 31, 2021, no Earnout Shares have been issued as none of the corresponding share price thresholds have been met.
During the period from June 16, 2021 to December 31, 2021, the fair value of the Earnout Shares decreased to $28.8 million, resulting in a gain of $111.2 million for the year ended December 31, 2021, respectively, recorded as a component of change in fair value of contingent common shares liability in the consolidated statement of operations.
The fair value of the Earnout Shares as of December 31, 2021 was $28.8 million and was recorded as a component of contingent common shares liability in the consolidated balance sheets. Refer to Note 15 - Fair Value Measurements for further details.

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
The Company accounts for the Vesting Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s consolidated statements of operations. On June 16, 2021, the Company estimated the fair value of the Vesting Shares to be $80.5 million. As of December 31, 2021, no Vesting Shares are outstanding as none of the corresponding share price thresholds have been met.
During the period from June 16, 2021 to December 31, 2021, the fair value of the Vesting Shares decreased to $16.6 million, resulting in a gain of $63.9 million for the year ended December 31, 2021, respectively, recorded as a component of change in fair value of contingent common shares liability in the consolidated statements of operations.
The fair value of the Vesting Shares as of December 31, 2021 was $16.6 million and was recorded as a component of contingent common shares liability in the consolidated balance sheets. Refer to Note 15 - Fair Value Measurements for further details.
Note 15. Fair Value Measurements
The Company determines fair value measurements used in its consolidated financial statements based upon the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels, with Level 1 having the highest priority and Level 3 having the lowest.
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

As of December 31, 2021 and December 31, 2020, respectively, the recorded values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these items.
The Company's term loan and revolving line of credit are Level 2 fair value measures which have variable interest rates and, as of December 31, 2021 and December 31, 2020, the recorded amounts approximate fair value. The Company utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms or maturities.
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
The key inputs into the Monte Carlo option pricing model were as follows as of the Closing Date and December 31, 2021 for the respective Level 3 instruments:

	Earnout Shares		Vesting Shares
	June 16, 2021	December 31, 2021	June 16, 2021	December 31, 2021
Risk-free interest rate	1.56%	1.50%	1.56%	1.50%
Volatility	39.03%	44.86%	39.03%	44.86%
Dividend yield	—%	—%	—%	—%
Expected term (years)	10.0	9.5	10.0	9.5
Share price	$10.28	$3.39	$10.28	$3.39

The following table presents the changes in the fair value for the respective Level 3 instruments, since the Closing Date of the Business Combination, that is recognized in change in fair value of contingent common shares liability in the consolidated statements of operations for the respective periods (in thousands):

	Earnout Shares Liability	Vesting Shares Liability
Fair value as of Business Combination, June 16, 2021	$140,000	$80,500
Changes in fair value	(111,200)	(63,940)
Fair value as of December 31, 2021	$28,800	$16,560
Note 16. Income Taxes
The Company's (loss) income before taxes consists of only domestic operations. The details of the Company's income tax (benefit) expense for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Current:
Federal	$—	$—	$—
State	128	251	14
Total current	128	251	14
Deferred:
Federal	(60,002)	3,514	(30,305)
State	(11,086)	(1,700)	(13,728)
Total deferred	(71,088)	1,814	(44,033)
Total income tax (benefit) expense	$(70,960)	$2,065	$(44,019)

The effective tax rate for the years ended December 31, 2021, 2020 and 2019 was 8.3%, (62.5)% and 113.8%, respectively. The Company's effective income tax rate varies from the federal statutory rate due to various items, such as state income taxes, valuation allowances and nondeductible items such as interest expense on redeemable preferred stock, fair value adjustments related to liability-classified share-based instruments and impairment charges. The differences between the federal tax rate and the Company's effective tax rate for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021		2020		2019
Federal income tax benefit at statutory rate	$(179,128)	21.0%	$(694)	21.0%	$(8,121)	21.0%
State income tax (benefit) expense, net of federal tax benefit	(25,814)	3.0%	1,248	(37.8)%	(3,741)	9.7%
Change in state tax rate	34	—%	(2,551)	77.1%	(1,197)	3.1%
Prior period adjustments and other	1,515	(0.2)%	(105)	3.2%	(51)	—%
Valuation allowance	35,731	(4.2)%	(981)	29.7%	(34,943)	90.4%
Interest expense on redeemable preferred stock	2,118	(0.2)%	3,997	(120.9)%	3,257	(8.4)%
Changes in fair value of warrant liability and contingent common shares liability	(41,524)	4.9%	—	—%	—	—%
Goodwill and intangible asset impairment charges	132,447	(15.5)%	—	—%	—	—%
Other permanent differences, net	3,661	(0.5)%	1,151	(34.8)%	777	(2.0)%
Total income tax (benefit) expense	$(70,960)	8.3%	$2,065	(62.5)%	$(44,019)	113.8%

Deferred income taxes have been provided on temporary differences, which consist of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Deferred income tax assets:
Accrued liabilities	$10,420	$14,423
Provision for bad debt	12,530	16,472
Operating lease liabilities	74,115	75,141
Acquisition and transaction costs	3,770	4,262
Net operating losses	82,304	54,655
Interest expense	33,163	21,903
Other deferred tax assets	4,798	4,205
Total gross deferred income tax assets	221,100	191,061
Valuation allowance	(58,312)	(22,581)
Total gross deferred income tax assets, net of valuation allowance	162,788	168,480
Deferred income tax liabilities:
Goodwill	26,563	36,374
Trade name/trademark	114,451	179,503
Operating right-of-use assets	63,252	63,531
Depreciation	22,089	24,188
Other deferred tax liabilities	3,892	3,431
Total gross deferred income tax liabilities	230,247	307,027
Net deferred income tax liabilities	$67,459	$138,547
Deferred tax assets include federal net operating losses of $237.3 million and $153.3 million at December 31, 2021 and 2020, respectively, and state net operating losses of $577.3 million and $440.5 million at December 31, 2021 and 2020, respectively. Deferred tax assets are expected to be used in the reduction of taxable earnings of future tax years unless it is determined they are more likely than not to be realized based on the weight of available evidence. The earliest net operating loss will expire by statute in 2022 for state net operating losses, and in 2036 for federal net operating losses.
In evaluating the Company's ability to recover deferred income tax assets, all available positive and negative evidence is considered, including scheduled reversal of deferred tax liabilities, operating results and forecasts of future taxable income in each of the jurisdictions in which the Company operates. As of December 31, 2021, the Company determined that a significant portion of its federal and state net operating loss carryforwards with definite carryforward periods and certain deferred tax assets are not more likely than not to be realized based on the weight of available evidence. As a result, the Company recorded an increase of $22.5 million to its valuation allowance related to federal net operating loss carryforwards and an increase of $13.3 million to its valuation allowance related to state net operating loss carryforwards and certain deferred tax assets. These amounts were recorded during the year ended December 31, 2021 in income tax (benefit) expense in the consolidated statement of operations.

For the year ended December 31, 2019, the Company reached the conclusion that it was appropriate to release its valuation allowance related to a significant portion of its federal and state deferred tax assets due to the expectation of current and future taxable income, which is partly attributable to interest limitation addbacks. As a result of the release, the Company’s valuation allowance related to federal net operating loss carryforwards decreased approximately $26.0 million, and the Company’s valuation allowance related to state net operating loss carryforwards and state credits decreased approximately $8.9 million. For the year ended December 31, 2020, the Company reached the conclusion that it was more likely than not that the Company’s federal and certain state deferred income tax assets were expected to be realized, and the Company maintained a valuation allowance mainly related to certain state net operating losses.
The Company is routinely audited by the tax authorities in various U.S. states and is currently not subject to examination. The statute remains open for most state jurisdictions for periods beginning in 2017. For federal tax purposes, tax years through 2017 are closed for examination by the Internal Revenue Service. Any interest and penalties related to the tax uncertainties are recorded in income tax expense.
As reflected in the following table (in thousands), the Company had an uncertain tax position related to the tax treatment of tenant improvement allowances. Due to the Company's net operating loss position, there were no accrued interest and penalties related to the unrecognized tax benefits in any year. Our gross unrecognized tax benefits were reduced by $3.0 million during the year ended December 31, 2021 due to tax filings. Of the gross unrecognized tax benefits, none were recognized as liabilities in the consolidated balance sheets in any year due to tax attribute carryforwards available to offset a potential tax liability.

	2021	2020	2019
Balance at beginning of period	$3,027	$2,341	$884
Increases for positions taken during the year	—	686	1,457
Decreases for positions taken in prior years	(3,027)	—	—
Balance at end of period	$—	$3,027	$2,341
Note 17. Leases
The Company leases various facilities and office equipment for its physical therapy operations and administrative support functions under operating leases. The Company’s initial operating lease terms are generally between 7 and 10 years, and typically contain options to renew for varying terms. Right-of-use ("ROU") assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The amortization of operating lease ROU assets and the accretion of operating lease liabilities are reported together as fixed lease expense. The fixed lease expense is recognized on a straight-line basis over the life of the lease. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for more information about the Company's lease accounting policies and ASC 842 adoption.

Lease costs are included as components of cost of services and selling, general and administrative expenses on the consolidated statements of operations. Lease costs incurred by lease type were as follows for the periods indicated below (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Lease cost
Operating lease cost	$65,555	$67,279
Variable lease cost (1)	20,045	18,689
Total lease cost (2)	$85,600	$85,968
(1) Includes short term lease costs, which are not material.
(2) Sublease income was not material.
During the year ended December 31, 2020, the Company terminated certain lease agreements primarily related to corporate facilities no longer in use. These terminations resulted in net charges of $4.3 million, comprised of $3.9 million in loss on lease terminations and impairment and $0.4 million in other costs associated with the terminations. The charges are recorded in selling, general and administrative expenses in the Company's consolidated statements of operations. The Company paid approximately $4.6 million related to these terminations during the year ended December 31, 2021.
During the years ended December 31, 2021 and 2020, the Company modified the lease terms for a significant number of its real estate leases. Modifications during the years ended December 31, 2021 and 2020 resulted in an increase to the Company’s operating lease ROU assets and operating lease liabilities of approximately $18.4 million and $29.3 million, respectively.
Other supplemental quantitative disclosures were as follows for the periods indicated below (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$65,678	$61,993
Cash payments related to lease terminations	$4,570	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$28,759	$14,067
Average lease terms and discount rates as of December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	6.4 years	6.7 years
Weighted-average discount rate:
Operating leases	6.5%	6.5%

Estimated undiscounted future lease payments under non-cancellable operating leases, along with a reconciliation of the undiscounted cash flows to operating lease liabilities, respectively, at December 31, 2021 were as follows (in thousands):

Year
2022	$66,916
2023	64,314
2024	57,370
2025	48,508
2026	42,278
Thereafter	92,133
Total undiscounted future cash flows	$371,519
Less: Imputed Interest	(71,489)
Present value of future cash flows	$300,030
Presentation on Balance Sheet
Current	$49,433
Non-current	$250,597
Note 18. Commitments and Contingencies
The Company has contractual commitments that are not required to be recognized in the consolidated financial statements related to cloud computing and telecommunication services agreements. Minimum amounts due under these agreements are approximately $4.8 million through March of 2024 subject to customary business terms and conditions.
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
Shareholder class action complaints
On August 16, 2021, two purported ATI shareholders, Kevin Burbige and Ziyang Nie, filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois against ATI; Labeed Diab, Joe Jordan, and Drew McKnight (collectively, the “ATI Individual Defendants”); and Joshua Pack, Marc Furstein, Leslee Cowen, Aaron Hood, Carmen Policy, Rakefet Russak-Aminoach, and Sunil Gulati (collectively, the “FVAC Defendants”). The Burbige/Nie complaint asserted claims against: (i) ATI and the ATI Individual Defendants under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”); (ii) the ATI Individual Defendants under Section 20(a) of the Exchange Act; and (iii) all defendants under Section 14(a) of the Exchange Act. Plaintiffs Burbige and Nie purported to assert their claims on behalf of those ATI shareholders who purchased or otherwise acquired their ATI shares between April 1, 2021 and July 23, 2021, inclusive, and/or held FVAC Class A common shares as of May 24, 2021 and were eligible to vote at FVAC’s June 15, 2021 special meeting.

On October 7, 2021, another purported ATI shareholder, City of Melbourne Firefighters' Retirement System ("City of Melbourne"), filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois against ATI, the ATI Individual Defendants, and the FVAC Defendants. Like the Burbige/Nie complaint, the City of Melbourne complaint asserted claims against (i) ATI and the ATI Individual Defendants under Section 10(b) of the Exchange Act; (ii) the ATI Individual Defendants under Section 20(a) of the Exchange Act; and (iii) all defendants under Section 14(a) of the Exchange Act. City of Melbourne purported to assert its claims on behalf of those ATI shareholders who purchased or otherwise acquired their ATI shares between February 22, 2021 and July 23, 2021, inclusive, and/or held FVAC Class A common shares as of May 24, 2021 and were eligible to vote at FVAC’s June 15, 2021 special meeting.
On November 18, 2021, the court consolidated the cases and appointed The Phoenix Insurance Company Ltd. and The Phoenix Pension & Provident Funds as Lead Plaintiffs (“Lead Plaintiffs”) and Pomerantz LLP as Lead Counsel. On February 8, 2022, Lead Plaintiffs filed a consolidated amended complaint against ATI, the ATI Individual Defendants, and the FVAC Defendants, which asserts claims against (i) ATI and the ATI Individual Defendants under Section 10(b) of the Exchange Act; (ii) the ATI Individual Defendants under Section 20(a) of the Exchange Act (in connection with the Section 10(b) claim); (iii) all defendants under Section 14(a) of the Exchange Act; and (iv) the ATI Individual Defendants and the FVAC Defendants under Section 20(a) of the Exchange Act (in connection with the Section 14(a) claim). Lead Plaintiffs purport to assert these claims on behalf of those ATI shareholders who purchased or otherwise acquired their ATI shares between February 22, 2021 and October 19, 2021, inclusive, and/or held FVAC Class A common shares as of May 24, 2021 and were eligible to vote at FVAC’s June 15, 2021 special meeting. The consolidated amended complaint, like the predecessor Burbige/Nie and City of Melbourne complaints, generally alleges that the proxy materials for the FVAC/ATI merger, as well as other ATI disclosures (including the press release announcing ATI’s financial results for the first quarter of 2021), were false and misleading (and, thus, in violation of Sections 10(b) and 14(a) of the Exchange Act) because they failed to disclose that: (i) ATI was experiencing attrition among its physical therapists; (ii) ATI faced increasing competition for clinicians in the labor market; (iii) as a result, ATI faced difficulty retaining therapists and incurred increased labor costs; (iv) also as a result, ATI would open fewer new clinics; and (v) also as a result, the defendants’ positive statements about ATI’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Lead Plaintiffs, on behalf of themselves and the putative class, seek money damages in an unspecified amount and costs and expenses, including attorneys’ and experts’ fees. Defendants have not yet responded to the consolidated amended complaint. As of December 31, 2021, the Company has determined that potential liabilities related to the consolidated amended complaint are not considered probable or reasonably estimable at this time.
Shareholder derivative complaint
On December 1, 2021, another purported ATI shareholder, Hamza Ghaith, filed a derivative action, purportedly on behalf of ATI, in the U.S. District Court for the Northern District of Illinois against Labeed Diab, Joe Jordan, John Larsen, John Maldonado, Carmine Petrone, Joanne Burns, Christopher Krubert, James Parisi, Drew McKnight, Joshua Pack, Aaron Hood, Carmen Policy, Marc Furstein, Leslee Cowen, Rafeket Russak-Aminoach, and Sunil Gulati (collectively, the “Individual Defendants”). The Ghaith complaint asserts claims on behalf of ATI against: (i) the Individual Defendants for breach of fiduciary duty; (ii) Labeed Diab, Joe Jordan, and Drew McKnight for contribution under Sections 10(b) and 21(d) of the Exchange Act; and (iii) Drew McKnight, Joshua Pack, Aaron Hood, Carmen Policy, Marc Furstein, Leslee Cowen, Rafeket Russak-Aminoach, and Sunil Gulati under Section 14(a) of the Exchange Act. Plaintiff Ghaith’s allegations generally mirror those asserted in the securities complaints described above, and the Ghaith complaint seeks damages in an unspecified amount, certain corporate governance reforms, restitution from the Individual Defendants and disgorgement of all of their compensation, and costs and expenses, including attorneys’ and experts’ fees. As of December 31, 2021, the Company has determined that potential liabilities related to the Ghaith complaint are not considered probable or reasonably estimable at this time. Defendants have not yet responded to the Ghaith complaint.

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
Note 19. (Loss) Earnings per Share
Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2020 and 2019, preferred shares are treated as participating securities and therefore are included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if the earnings for the year had been distributed. As the preferred stockholders do not participate in losses, for any periods with a net loss, there is no allocation to participating securities in the period.
No undistributed earnings or losses were allocated to the preferred shares for the year ended December 31, 2021. As of the closing of the Business Combination, the Wilco Holdco Series A Preferred shares were no longer outstanding.
The calculation of both basic and diluted (loss) earnings per share for the periods indicated below was as follows (in thousands, except per share data):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Basic and diluted (loss) earnings per share:
Net (loss) income	$(782,028)	$(298)	$9,749
Less: Net (loss) income attributable to non-controlling interest	(3,700)	5,073	4,400
Less: Income allocated to participating securities	—	—	535
(Loss) income available to common stockholders	$(778,328)	$(5,371)	$4,814

Weighted average shares outstanding(1)	165,805	128,286	128,286

Basic and diluted (loss) earnings per share	$(4.69)	$(0.04)	$0.04
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
For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding, as their impact would have been anti-dilutive. Figures presented are based on the number of underlying Class A common shares following the Business Combination (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Warrants	9,867	—	—
Restricted shares(1)	1,323	—	—
Stock options	775	—	—
RSUs	404	—	—
RSAs	448	—	—
Total	12,817	—	—
(1) Represents a portion of the 2.0 million restricted shares distributed following the Business Combination to holders of unvested Incentive Common Units under the Wilco Acquisition, LP 2016 Equity Incentive Plan. Refer to Note 10 - Share-Based Compensation for further details.
15.0 million Earnout Shares and 8.6 million Vesting Shares were excluded from the calculation of basic and diluted per share calculations as the vesting thresholds have not yet been met as of the end of the reporting period.

Note 20. Selected Quarterly Financial Data (Unaudited)
Presented below is selected quarterly financial data for fiscal year 2021, which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis (in thousands, except per share data):

	Three Months Ended				Year Ended
	March 31, 2021	June 30, 2021(1)	September 30, 2021(1)	December 31, 2021	December 31, 2021

Net operating revenue	$149,062	$164,033	$159,013	$155,763	$627,871
Total cost of services	131,121	128,581	136,117	137,978	533,797
Selling, general and administrative expenses	24,726	26,391	30,795	29,897	111,809
Goodwill and intangible asset impairment charges(1)	—	453,331	508,972	—	962,303
Operating loss(1)	(6,785)	(444,270)	(516,871)	(12,112)	(980,038)

Loss before taxes(1)	(28,333)	(458,857)	(362,107)	(3,691)	(852,988)
Income tax benefit(1)	(10,515)	(19,731)	(35,333)	(5,381)	(70,960)
Net (loss) income(1)	(17,818)	(439,126)	(326,774)	1,690	(782,028)
Net income (loss) attributable to non-controlling interest	1,309	(3,769)	(2,109)	869	(3,700)
Net (loss) income attributable to ATI Physical Therapy, Inc.(1)	$(19,127)	$(435,357)	$(324,665)	$821	$(778,328)

(Loss) earnings per share of Class A common stock:
Basic(1)(2)	$(0.15)	$(3.12)	$(1.65)	$0.00	$(4.69)
Diluted(1)(2)	$(0.15)	$(3.12)	$(1.65)	$0.00	$(4.69)
Weighted average shares outstanding:
Basic	128,286	139,553	196,996	197,285	165,805
Diluted	128,286	139,553	196,996	197,446	165,805
(1) Amounts are presented as revised for immaterial prior period revisions. Refer to discussion below.
(2) Basic and diluted (loss) earnings per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly (loss) earnings per share amounts may not agree to the total for the year.
Immaterial revisions to prior periods
We identified and previously disclosed an immaterial prior period revision with respect to the amount of the non-cash goodwill impairment charge recorded for the three and six months ended June 30, 2021, specifically related to the assumed benefit to enterprise value as of June 30, 2021 associated with the Company’s net operating loss carryforwards. We evaluated the effects of this error on our previously-issued condensed consolidated financial statements in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (collectively, "ASC Topic 250"), and concluded that no prior period is materially misstated. The revision decreased accumulated deficit by $13.3 million as of June 30, 2021. The impacted periods will be revised in future filings as applicable.

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
In addition, we identified an immaterial prior period error with respect to the amount of income tax benefit recorded for the three and nine months ended September 30, 2021, specifically related to the impact of federal and state valuation allowances. We evaluated the effects of this error on our previously-issued condensed consolidated financial statements in accordance with the guidance in ASC Topic 250, and concluded that no prior period is materially misstated. The revision increased income tax benefit by $7.0 million for the three and nine months ended September 30, 2021, from $28.3 million to $35.3 million and $58.5 million to $65.6 million, respectively. The revision decreased net loss by $7.0 million for the three and nine months ended September 30, 2021, from $333.8 million to $326.8 million and $790.8 million to $783.7 million, respectively. The revision decreased loss per share from $1.68 to $1.65, and $5.07 to $5.02 for the three and nine months ended September 30, 2021, respectively. The impacted periods will be revised in future filings as applicable.
Note 21. Subsequent Events
In January 2022, the Company granted approximately 1.1 million RSUs to certain employees under the 2021 Plan. The awards will vest in equal installments on each of the first three anniversaries of the Closing Date, subject to the participant's continued service through the applicable vesting dates. Based on the grant date fair value of the awards, the Company expects to recognize approximately $4.2 million of share-based compensation expense in salaries and related costs in the consolidated statements of operations over the vesting period.

On February 24, 2022, ATI Holdings Acquisition, Inc., an indirect subsidiary of ATI Physical Therapy, Inc., refinanced its outstanding debt by entering into a new 2022 credit agreement. The Company's outstanding 2016 first lien term loan had a principal balance of $555.0 million which was paid down in its entirety on the refinancing date. The new 2022 credit agreement includes a senior secured term loan with a principal balance of $500.0 million which matures on February 24, 2028. Borrowings on the new senior secured term loan initially bear interest at a rate equal to the Secured Overnight Financing Rate ("SOFR"), subject to a 1.0% floor, plus 7.25%, and includes step-downs based on the Company's net leverage ratio. The Company may elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The 2022 credit agreement contains customary covenants and restrictions, including financial and non-financial covenants. The financial covenants require the Company to maintain $30.0 million of minimum liquidity through the first quarter of 2024. Additionally, beginning in the second quarter of 2024, the Company must maintain a net leverage ratio, as defined in the agreements, not to exceed 7.00:1.00. The net leverage ratio covenant contains a step-down in the third quarter of 2024 to 6.75:1.00 and an additional step-down in the first quarter of 2025 to 6.25:1.00, which remains applicable through maturity.
The 2022 credit agreement includes a super priority revolving credit facility which has a maximum borrowing capacity of $50.0 million and matures on February 24, 2027. Borrowings on the new revolving credit facility bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus a credit spread or SOFR plus an applicable credit spread adjustment plus 4.0%. The interest rate related to borrowings on the revolving credit facility includes step-downs based on the Company's net leverage ratio.
On February 24, 2022, the Company issued, in the aggregate, 165,000 shares of non-convertible Series A Senior Preferred Stock with an initial stated value of $1,000 per share, or $165.0 million of stated value in the aggregate ("Series A Preferred Stock"), which includes warrants to purchase up to 11.5 million shares of the Company's common stock. The Series A Preferred Stock has priority over the Class A common stock with respect to distribution rights, liquidation rights and dividend rights. The holders of the Series A Preferred Stock are entitled to cumulative dividends on the preferred shares at an initial dividend rate of 12.0%, which are payable in-kind, increasing 1.0% per annum on the first day following the fifth anniversary of the issuance and each one-year anniversary thereafter. However, from and after the third anniversary of the issuance of such preferred equity, the Company has the option to pay such dividends in cash at an interest rate of 1.0% lower than the paid-in-kind rate. The Series A Preferred Stock is perpetual and is mandatorily redeemable in certain circumstances such as a change of control, liquidation, winding up or dissolution, bankruptcy or other insolvency event, restructuring or capitalization transaction, or event of noncompliance.
The Series A Preferred Stock includes approximately 11.5 million detachable warrants. Each warrant entitles the holder to purchase one share of the Company's Class A common stock. The warrants are exercisable within 5 years from issuance. The strike price is $3.00 for 5.2 million of the issued warrants, and the strike price is $0.01 for 6.3 million of the issued warrants.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our leadership team (the Executive Chairman, the Chief Operating Officer, and the Chief Financial Officer) fulfilling the role of Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021 due to the material weaknesses in internal control over financial reporting described below.
Management concluded that notwithstanding the existence of the material weaknesses, the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Management's Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).

As discussed elsewhere in this report, on June 16, 2021, the Business Combination was completed between the operating company, Wilco Holdco, Inc., and Fortress Value Acquisition Corp. II, a special purpose acquisition company. Prior to the Business Combination, the issuer was a special purpose acquisition company formed for the purpose of effecting a merger or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of our internal control over financial reporting has required significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment regarding our internal control over financial reporting as of December 31, 2021.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of the Company's consolidated financial statements, material weaknesses related to the income tax provision were identified in our internal control over financial reporting as of December 31, 2021. The Company did not design and maintain an effective control environment commensurate with our financial reporting requirements as we did not maintain a sufficient complement of tax personnel with the appropriate mix of competent resources and financial reporting experience. Additionally, the Company did not design and maintain effective controls related to the income tax provision, including controls related to valuation allowances associated with the realizability of deferred tax assets
These material weaknesses resulted in adjustments to income tax (benefit) expense and deferred income taxes and related disclosures as of and for the year ended December 31, 2021. Additionally, these material weaknesses could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Efforts with Respect to the Material Weaknesses
The Company's management, under the oversight of the Audit Committee, is in the process of developing a remediation plan to remediate the material weaknesses which is expected to include the following measures:
•hire additional tax personnel to bolster the capabilities and capacity of the Company's in-house tax department;
•refine the scope of the Company's external tax advisors to provide advice related to complex or unusual items;
•enhance the design and precision of the Company's controls related to the income tax provision calculations and documentation, including controls related to the valuation allowance assessment.
The material weaknesses will not be considered remediated until management completes the remediation plan above and the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following persons are the members of our Board and our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Title
John L. Larsen	64	Member of the leadership team fulfilling the role of Principal Executive Officer; Executive Chair; Director
Joseph Jordan	40	Member of the leadership team fulfilling the role of Principal Executive Officer; Chief Financial Officer
Ray Wahl	49	Member of the leadership team fulfilling the role of Principal Executive Officer; Chief Operating Officer
Diana Chafey	53	Chief Legal Officer and Corporate Secretary
Augustus Oakes	47	Chief Information Officer
Joe Zavalishin	48	Chief Development Officer
Joanne Burns	61	Director
Daniel Dourney	65	Director
John Maldonado	46	Director
Andrew A. McKnight	44	Director
James E. Parisi	57	Director
Carmine Petrone	39	Director
Teresa Sparks	53	Director
John L. Larsen. Mr. Larsen has served on the Company Board since 2018 and has served as the Chair of the Company Board since 2021. He currently also serves as a member of the leadership team fulfilling the role of Principal Executive Officer. Mr. Larsen's role at the Company has primarily been to work alongside executives and board members, participating in and nurturing broad networks of alliances with others. Mr. Larsen is an executive at Bridgeway Partners LLC ("Bridgeway"). Prior to forming Bridgeway in 2020, Mr. Larsen served in various roles at UnitedHealth Group from 2005 until 2018. Mr. Larsen was also an executive at Gondola Eye, LLC from 2019 until 2020.
Joseph Jordan. Mr. Jordan was named Chief Financial Officer of the Company in 2019. He currently also serves as a member of the leadership team fulfilling the role of Principal Executive Officer. Prior to assuming his role as Chief Financial Officer, Mr. Jordan served as the Company's Senior Vice President and Chief Accounting Officer beginning in 2018. Prior to joining the Company, Mr. Jordan spent approximately two years at Sears Holding Corporation ("Sears"), first as Assistant Controller and later as Vice President and Corporate Controller. Mr. Jordan began his career in 2003 and held various positions at Deloitte & Touche LLP and Sun Coke Energy prior to joining Sears. Mr. Jordan received his B.S. in Accounting from Purdue University.
Ray Wahl. Mr. Wahl became Chief Operating Officer of the Company in 2019. He currently also serves as a member of the leadership team fulfilling the role of Principal Executive Officer. Previously, Mr. Wahl served on the Company's leadership team as East Division President, overseeing operations in Delaware, Maryland, Pennsylvania, Michigan, Ohio, North Carolina, South Carolina and Georgia. Mr. Wahl joined the Company in 2006 and has held various leadership positions, overseeing growth through new clinic opportunities, acquisitions and strategic partnerships. Prior to joining the Company, Mr. Wahl was an Athletic Trainer from 1996 until 2000 with Plaza Physical Therapy. Mr. Wahl received his doctorate of physical therapy from Temple University and his M.B.A. from Northwestern University Kellogg School of Management.

Diana Chafey. Ms. Chafey joined the Company as its Chief Legal Officer and Corporate Secretary in 2018. Prior to joining the Company, Ms. Chafey served as Executive Vice President, General Counsel and Corporate Secretary of the Warranty Group between 2013 and 2018, where she oversaw global legal, compliance, risk management, regulatory and corporate governance matters and related affairs. Ms. Chafey also previously held roles as partner at DLA Piper US LLP until 2013 and associate at McGuire Woods LLP from 2002 until 2003, representing clients in domestic and global regulatory and transactional matters. Ms. Chafey received her B.A. from Arizona State University and her J.D. from Valparaiso University School of Law.
Augustus Oakes. Mr. Oakes joined the Company as Vice President of Business Technology in 2018 and currently serves as Chief Information Officer. Prior to joining the Company, Mr. Oakes serves as an IT strategy consultant at KPMG LLP from 2013 until 2018, where he helped clients build modern IT operating models and prepare for digital disruption. Mr. Oakes also served in various IT leadership roles at Walgreen Company, d/b/a Walgreens ("Walgreens") and as a management consultant with Accenture plc. Mr. Oakes holds a degree from Loyola University Chicago.
Joe Zavalishin. Mr. Zavalishin joined the Company as Chief Development Officer in 2019. Prior to joining the Company, Mr. Zavalishin served as a Senior Vice President at OptumRx, a large manager of pharmacy benefits ("Optum"), where he was responsible for network development and strategy, payor and provider relationships, and pricing from 2016 until 2019. Prior to Optum, Mr. Zavalishin served as Executive Vice President of AxelaCare Health, a national provider of home infusion pharmacy and nursing services ("Axela"), overseeing operations including pricing and strategy from 2013 through 2015 when Axela was acquired by Optum. Mr. Zavalishin's role was greatly expanded in connection with the acquisition of Axela by Optum. Prior to that time, Mr. Zavalishin served as Vice President of Contracts & Pricing Development at Walgreens from 2009 until 2013. Mr. Zavalishin also served as Vice President of Pharmacy Network and Operations and as Head of Planning and Business Strategy for Medical Products at Aetna Inc. from 2004 until 2009. Mr. Zavalishin received his B.A. from the University of Connecticut and an M.B.A. in Finance and Strategy from Rensselaer Polytechnic Institute.
Joanne M. Burns. Ms. Burns joined the Company Board in 2021. Prior to serving on the Company Board, Ms. Burns served as the Chief Strategy Officer for Cerner Corporation, a healthcare IT company. Ms. Burns serves on the board of directors of Availity, a healthcare claims clearinghouse, as the chair of the performance and compensation committee and a member of the finance committee. Ms. Burns also serves on the board of directors of Innara Health, a neonatal medical device company, and she is chair of the board of directors and the compensation committee of SNOMED International, an international non-profit organization focused on clinical terminology used in electronic health records. Ms. Burns received her B.S. from the State University of New York College at Plattsburgh and her M.P.A. from the University of San Francisco.
Daniel Dourney. Mr. Dourney joined the Company Board in February 2022. From April 2019 to June 2021, Mr. Dourney served as President and Chief Executive Officer ("CEO") of Professional PT, LLC, a provider of outpatient physical and hand therapy and rehabilitation services. Previously, from May 2016 to March 2019, he was the President and Chief Operations Officer ("COO") of OptimisCorp, a medical technology provider, and, prior to that was the COO of Physiotherapy Associates, an outpatient physical and occupational rehabilitation service and health and wellness program provider, from May 2014 to March 2016. Mr. Dourney has served on the board of directors of OptimisCorp since May 2016. Mr. Dourney received a bachelor's degree from State University of New York Upstate Medical University and is a physical therapist.

John Maldonado. Mr. Maldonado has served on the Company Board since 2016. Mr. Maldonado is a Managing Partner at Advent. Prior to joining Advent in 2006, he worked at Bain Capital, Parthenon Capital and the Parthenon Group. He also currently serves on the board of directors of AccentCare, Inc., a provider in post-acute healthcare services ("AccentCare"), Definitive Healthcare, LLC, a healthcare data provider, RxBenefits, a pharmacy adviser to employee benefits consultants, Healthcare Private Equity Association, an association that supports the healthcare private equity community, and Syneos Health, a biopharmaceutical solutions organization. Mr. Maldonado received his B.A. in mathematics, summa cum laude, from Dartmouth College and his M.B.A., with high distinction, as a Baker Scholar from Harvard Business School.
Andrew A. McKnight. Mr. McKnight has served on the Company Board since June 2020. Mr. McKnight is a Managing Partner of the Credit Funds business at Fortress. Mr. McKnight is based in Dallas and heads the liquid credit investment strategies at Fortress, serves on the investment committee for the Credit Funds business at Fortress and is a member of the management committee of Fortress. Mr. McKnight previously served on the board of directors of Mosaic Acquisition Corp. from 2017 to 2020. Mr. McKnight has also served on the board of directors and as the Chief Executive Officer of FVAC I since its inception in January 2020 and continues to serve on the board of directors of MP Materials where he is a member of the compensation committee. Additionally, Mr. McKnight has served as a director and Chief Executive Officer of FVAC III since its inception in August 2020, and as Chairman of the FVAC IV board. Prior to joining Fortress in Feburary 2005, he was the trader for Fir Tree Partners ("Fir Tree") where he was responsible for analyzing and trading high yield and convertible bonds, bank debt, derivatives and equities for the value-based hedge fund. Prior to Fir Tree, Mr. McKnight worked on Goldman, Sachs & Co.'s ("Goldman") distressed bank debt trading desk. Mr. McKnight received a B.A. in Economics from the University of Virginia.
James E. Parisi. Mr. Parisi joined the Company Board in 2021. Mr. Parisi currently serves on the board of directors of Cboe Global Markets, Inc., a global exchange operator, as the chair of the audit committee, a member of the compensation committee and a member of the Alternative Trading System oversight committee. Previously, Mr. Parisi served on the board of directors of Cotiviti Inc., a clinical and financial analytics company, as the Chair of the audit committee and a member of the board strategy committee from 2015 until 2018. Mr. Parisi also served on the board of directors for Cboe Futures Inc., a futures exchange, where he was a member of the regulatory oversight committee from 2016 until 2018 and served on the board of directors of Pursuant Health, Inc., a provider of self-service health and wellness testing kiosks, as the chair of the audit committee from 2014 until 2021. Mr. Parisi served as Chief Financial Officer of CME Group Inc., a publicly traded company, from 2004 through 2014. Mr. Parisi received his B.S. from the University of Illinois at Urbana-Champaign and his M.B.A. from the University of Chicago Booth School of Business.
Carmine Petrone. Mr. Petrone has served on the Company Board since 2016. Mr. Petrone is a Managing Director at Advent, focused on investments in the healthcare sector. Prior to joining Advent in 2010, Mr. Petrone was an associate at Thomas H. Lee Partners from 2006 to 2008. Mr. Petrone currently serves on the board of directors of AccentCare. He holds a B.A. in Economics from the John Hopkins University and an M.B.A. from Harvard Business School.

Teresa Sparks. Ms. Sparks has served on the Company Board since 2021. Ms. Sparks served as Chief Financial Officer ("CFO") and Executive Vice President of Envision Healthcare, a leading provider of physician-led services and post-acute care services in addition to ambulatory surgery services, from 2018 to 2020. Previously, she was the interim CFO at Brookdale Senior Living, and, prior to that, was the CFO at Surgery Partners and its predecessor company, Symbion, Inc., from 2014 to 2018. Ms. Sparks currently serves on the board of directors of Harrow Health, Inc., a publicly traded ophthalmic-focused healthcare company, where she is chair of the audit committee and a member of the nominating and governance and compensation committees. Ms. Sparks also serves on the board of directors and as chair of the audit committee of several other private companies. Ms. Sparks received a bachelor's degree in Business Administration and Accounting, graduating Summa Cum Laude from Trevecca Nazarene University.
Family Relationships
There are no family relationships among any of our executive officers or directors.
Board Structure
Our Board consists of eight (8) members:
Class I directors: Andrew A. McKnight and Teresa Sparks, and their terms will expire at the first annual meeting of stockholders;
Class II directors: Joanne Burns, John Maldonado and Jamie Parisi, and their terms will expire at the second annual meeting of stockholders;
Class III directors: Daniel Dourney, John Larsen and Carmine Petrone, and their terms will expire at the third annual meeting of stockholders.
On February 18, 2022, Christopher Krubert resigned from the Company's Board and each committee of which he was a member, effective February 24, 2022. Mr. Krubert’s decision to resign was not a result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices.
In accordance with our Second Amended and Restated Certificate of Incorporation, we have a classified Board of Directors, which divides our Board into three classes with staggered three-year terms, with only one class of directors being elected in each year.
At each succeeding annual meeting of the stockholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term or until the election and qualification of their respective successors in office, subject to their earlier death, resignation or removal.
The Board has determined that each of Ms. Burns, Mr. Dourney, Mr. Parisi and Ms. Sparks are independent directors under applicable SEC and NYSE rules.
Role of the Board in Risk Oversight
The Board is responsible for overseeing our risk management process. The Board will focus on our general risk management strategy, the most significant risks facing us, and oversee the implementation of risk mitigation strategies by management. Our Audit Committee is also responsible for discussing our policies with respect to risk assessment and risk management.

Nomination Rights
In connection with the execution of the Merger Agreement, FAII entered into the Stockholders Agreement with certain entities affiliated with Advent party thereto, (the "Advent Stockholders") which became effective upon the Closing Date. Pursuant to the terms of the Stockholders Agreement, the Advent Stockholders have the right to designate director nominees for election to the Board at any meeting of our stockholders ("Advent Directors"). The number of nominees that the Advent Stockholders are entitled to nominate pursuant to the Stockholders Agreement is dependent on the aggregate number of shares of our common stock (including any securities or rights convertible into, or exercisable or exchangeable for (in each case, directly or indirectly), shares of our common stock, including options and warrants) held by Advent Stockholders. For so long as the Advent Stockholders own (i) 50% or more of our common stock, the Advent Stockholders are entitled to designate five Advent Directors, (ii) 38% or more (but less than 50%) of our common stock, the Advent Stockholders are entitled to designate four Advent Directors, (iii) 26% or more (but less than 38%) of our common stock, the Advent Stockholders are entitled to designate three Advent Directors, (iv) 13% or more (but less than 26%) of our common stock, the Advent Stockholders are entitled to designate two Advent Directors, (v) 5% or more (but less than 13%) of our common stock, the Advent Stockholders are entitled to designate one Advent Director and (vi) less than 5%, the Advent Stockholders are not entitled to designate any Advent Directors.
In addition, holders of Series A Preferred Stock, voting as a separate class, have the right to designate and elect one director to serve on the Company's Board until such time that (i) as of any applicable fiscal quarter end, the Company's 12-month Consolidated Adjusted EBITDA (as defined in the Certificate of Designation for the Series A Preferred Stock) exceeds $100,000,000, or (ii) the Lead Purchaser (as defined in the Certificate of Designation for the Series A Preferred Stock) ceases to hold at least 50.1% of the Series A Preferred Stock originally held by it.
Controlled Company Exemption
Because Advent beneficially owns a majority of the voting power of our outstanding common stock, we are a "controlled company" under the listing rules of the NYSE. As a controlled company, we are exempt from certain NYSE governance requirements that would otherwise apply to the composition and function of our Board. For example, we are not required to comply with certain rules that would otherwise require, among other things, (i) the compensation of our executive officers to be determined by a majority of the independent directors or a committee of independent directors, and (ii) director nominees to be selected or recommended either by a majority of the independent directors or a committee of independent directors. Notwithstanding our status as a controlled company, we remain subject to the requirements that our independent directors hold regular executive sessions and that our Audit Committee consist entirely of independent directors.
If at any time we cease to be a controlled company, we will take all action necessary to comply with the NYSE listing rules, including ensuring that our Compensation Committee and our Nominating and Corporate Governance Committee are each composed entirely of independent directors, subject to any permitted "phase-in" periods. We will no longer qualify as a controlled company once Advent ceases to own a majority of the voting power of our outstanding common stock.
Committees of the Board of Directors
We have four standing committees - an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Healthcare Compliance Committee. The Board may from time to time establish other committees. Each of the committees will report to the Board as it deems appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below.

Audit Committee
Joanne Burns, Jamie Parisi and Teresa Sparks are members of the Audit Committee. Jamie Parisi is the Chair of the Audit Committee. Each member of the Audit Committee qualifies as an independent director under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. In addition, each of Ms. Burns, Mr. Parisi and Ms. Sparks is an "audit committee financial expert" within the meaning of 407(d) of Regulation S-K promulgated under the Securities Act.
Pursuant to the Stockholders Agreement and subject to the terms therein, as long as there are two or more Advent Directors on the Board, the investors party thereto have the right to require at least a majority of the members of the Audit Committee be Advent Directors.
Under its charter, the functions of the Audit Committee include:
•the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by ATI;
•the pre-approval of all non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by ATI;
•setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
•obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor's internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•reviewing and discussing the Company's annual audited and quarterly financial statements;
•discussing the Company's earnings press releases as well as financial information and earnings guidance provided to analysts and rating agencies;
•reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC;
•discussing with management and the independent auditor, as appropriate, any audit problems or difficulties and management's response, and the Company's risk assessment and risk management policies, including the Company's major financial risk exposure and steps taken by management to monitor and mitigate such exposure; and
•reviewing the Company's financial reporting and accounting standards and principles, significant changes in such standards or principles or in their application and the key accounting decisions affecting ATI's financial statements, including alternatives to, and the rationale for, the decisions made.
Compensation Committee
Joanne Burns, John Larsen and Carmine Petrone are members of the Compensation Committee. Carmine Petrone is Chair of the Compensation Committee.
Pursuant to the Stockholders Agreement and subject to the terms therein, as long as there are two or more Advent Directors on the Company's Board, the investors party thereto have the right to require at least a majority of the members of the Compensation Committee be Advent Directors.

Under its charter, the functions of the Compensation Committee include:
•reviewing and approving annually corporate goals and objectives relating to the compensation of the Chief Executive Officer ("CEO"), evaluating performance of the CEO in light of those goals and reviewing and establishing the CEO's annual compensation and incentive plan participation levels and bases of participation;
•reviewing and recommending to the Board non-CEO executive officer compensation; evaluating, reviewing and recommending to the Company's Board any changes to, or additional stock-based and other incentive compensation plans in the annual proxy statement and annual report on Form 10-K to be filed with the SEC; and
•reviewing and recommending annually for approval by the Board, the form and amount of non-management director compensation and benefits.
The Compensation Committee charter also provides that the Compensation Committee shall have the sole authority to retain or obtain the advice of a compensation consultant, legal counsel or other adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.
Nominating and Corporate Governance Committee
John Larsen, John Maldonado and Jamie Parisi are members of the Nominating and Corporate Governance Committee. John Larsen is Chair of the Nominating and Corporate Governance Committee.
Pursuant to the Stockholders Agreement and subject to the terms therein, as long as there are two or more Advent Directors on the Board, the investors party thereto have the right to require at least a majority of the members of the Nominating and Corporate Governance Committee be Advent Directors.
Under its charter, the functions of the Nominating and Corporate Governance Committee include:
•identifying individuals qualified to become Board members and recommending to the Board the director nominees for the next annual meeting of shareholders;
•developing and recommending to the Board the corporate governance guidelines applicable to the Company;
•leading the Board in its annual review of the performance of (a) the Board, (b) the Board committees and (c) management; and
•recommending to the Board nominees for each Board committee.
The Nominating and Corporate Governance Committee shall have the sole authority to retain and terminate any search firm to be used to identify director candidates and shall have sole authority to approve the search firm's fees and other retention terms.
Health Care Compliance Committee
John Maldonado and Andrew A. McKnight are members of the Health Care Compliance Committee.
Under its charter, the functions of the Health Care Compliance Committee include:
•being knowledgeable about compliance issues facing the health care industry;
•primary responsibility for oversight of health care compliance matters, including assisting the Board and Audit Committee with oversight of enterprise risk management and health care compliance matters;

•overseeing ATI's health care regulatory compliance program and monitoring performance; and
•providing an avenue of communication among management, those persons responsible for the internal compliance function, and the Board.
Code of Ethics
ATI has adopted a Code of Conduct & Compliance Program Guide applicable to its directors, executive officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that complies with the rules and regulations of the NYSE. A copy of the Code of Ethics has been filed with the SEC and will be provided without charge upon written request to Diana Chafey, Chief Legal Officer and Corporate Secretary, in writing at our principal executive offices at 790 Remington Boulevard, Bolingbrook, Illinois 60440. We intend to disclose on any amendments or waivers of certain provisions of our Code of Ethics.
Compensation of Directors
For information on director compensation, see Item 11. Executive Compensation.
Delinquent Section 16(a) Reports
To our knowledge, based solely on a review of the copies of the reports required pursuant to Section 16(a) of the Exchange Act that have been furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our directors, executive officers, and greater than 10% beneficial owners have been met, except for the Form 3 for Ms. Sparks filed in connection with her appointment to the Board and Form 4s for each of Ms. Chafey and Mr. Rhodes related to net settlement upon vesting of previously disclosed awards, which were each inadvertently delayed.
Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes the material components of our executive compensation program during fiscal year 2021 and provides an overview of our compensation philosophy and objectives for our named executive officers (“NEOs”).
Our executive compensation program is designed to align total compensation with Company performance, while enabling us to attract, retain, and motivate individuals who can achieve sustained long-term growth and strong financial performance for our stockholders. Our pay-for-performance driven compensation philosophy and practices are directly tied to increased stockholder value. As a result, NEO compensation is heavily weighted towards providing equity awards and incenting for long-term stock price appreciation.
Our NEOs for 2021 consisted of:

Name	Title
John Larsen(1)	Executive Chairman and Office of the CEO
Joseph Jordan	Chief Financial Officer and Office of the CEO
Ray Wahl	Chief Operating Officer and Office of the CEO
Diana Chafey	Chief Legal Officer and Corporate Secretary
Joseph Zavalishin	Chief Development Officer
Augustus Oakes	Chief Information Officer
Labeed Diab	Former Chief Executive Officer
(1) Interim role beginning August 9, 2021

Oversight of Executive Compensation
Our Compensation Committee is responsible for oversight of our executive compensation program, which is regularly reviewed and discussed with management to ensure alignment with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for talent.
Role of Compensation Committee
Our Compensation Committee is primarily responsible for establishing executive compensation. It does so with the goals of motivating NEOs to achieve our business goals and objectives and enhance long-term stockholder value, while rewarding them for their contribution in achieving these goals and objectives. Our Compensation Committee considers the interests of stockholders and overall Company performance in establishing compensation for our NEOs. Our Compensation Committee and management reference national surveys and publicly available executive officer data for similar companies and general industry as an input for compensation decisions.
Role of Management
Management assists our Compensation Committee in establishing NEO compensation by providing information on Company and individual performance, market data, and business needs, strategy and objectives. Our Compensation Committee also considers our Chief Executive Officer’s recommendations regarding adjustments to NEO compensation components (other than with respect to his own compensation, for which he recuses himself from all discussions and recommendations).
Use of a Peer Group
Our Compensation Committee evaluates our executive compensation programs in comparison to those of a select peer group, which in 2021 consisted of 16 similarly sized public health care facilities companies. Our Compensation Committee uses the peer group to compare total direct compensation and the mix of compensation elements for each named executive officer against positions at peer group companies with similar responsibilities. Our Compensation Committee also uses the peer group to review executive pay programs and practices at those companies. For 2021 the peer group consisted of the following companies, which our Compensation Committee determined will continue to be used for 2022:

Acadia Healthcare Company, Inc.	National HealthCare Corporation
Addus HomeCare Corporation	National Vision Holdings Corporation
Amedisys, Inc.	Option Care Health, Inc.
Brookdale Senior Living Inc.	RadNet, Inc.
Encompass Health Corporation	Select Medical Holdings Corporation
Hanger, Inc.	Surgery Partners, Inc.
LHC Group, Inc.	The Ensign Group, Inc.
MEDNAX, Inc.	U.S. Physical Therapy, Inc.
In setting compensation, the Committee considers the peer group companies with which we directly compete for executive talent and stockholder investment. Our Compensation Committee also relies on its general knowledge of executive compensation levels and practices. Most of the Company’s executive search and leadership advisory competitors, from which executive talent is often recruited, are privately held and therefore not included in the above list of our public peer group companies as information on their compensation practices is difficult to obtain.

We do not set a specific, relative percentile positioning for total direct compensation, or the elements of total direct compensation, as a target for named executive officer pay levels. Rather, we review the total direct compensation range for each position and the mix of elements to ensure that compensation is adequate to attract and retain key named executive officers. Our named executive officer compensation program is also designed to ensure that a significant proportion of the named executive officer’s compensation is delivered in equity and thus aligned with the interests of our stockholders.
Compensation Philosophy
ATI is a purpose-drive company focused on extraordinary patient outcomes. We value fair pay for our high-performing talent in a fast-paced, exciting culture. We aim to build and evolve our business with individuals who are committed to improving the lives of others. We seek leaders who are passionate about this mission and want to join our culture of excellence. Our Total Rewards approach to compensation is designed to attract, incentivize, and retain high-quality talent as well as promote our unique corporate culture.
Elements of our NEOs' Compensation
Our executive compensation program for our NEOs is comprised of the following key components:

	Base Salary	Annual Incentive Bonus Plan	Long-Term Equity Incentives	Additional NEO Compensation
Objective	Provides minimum pay for base duties and responsibilities for each position, reflecting market factors, as well as individual experience, performance and level of responsibility.	Provides a reward for short-term performance.	Provides an incentive for longer-term performance, and aligns compensation with the creation of long-term stockholder value. Retains talent through multi-year vesting.	Provides financial and health and welfare peace of mind, allowing executives to focus on company performance.
Key Features	Fixed compensation designed to attract and retain NEOs.	At risk pay based on the performance achieved during the year.	At risk pay based on the performance achieved over the course of many years.	Executive pay based on role.

Base Salary
Base salary is a standard element of compensation required to attract and retain talent and provide executives with a base level of cash income. Our Compensation Committee reviews and determines base salary adjustments as part of its annual NEO compensation review, as well as when an NEO is promoted into a new position. In connection with our SPAC transaction, and the change to a public company, our Board increased the base salaries of our NEOs, which led to the following base salaries for the NEOs as of the beginning and the end of 2021, as follows:

Name	Beginning 2021 Annualized Base Salary	Ending 2021 Annualized Base Salary
John Larsen(1)	NA	$1,440,000
Joseph Jordan	$384,750	$450,000
Ray Wahl	$410,400	$450,000
Diana Chafey	$359,100	$359,100
Joseph Zavalishin	$359,100	$359,100
Augustus Oakes	$300,000	$325,000
(1) In connection with Mr. Larsen's appointment as Executive Chair, the Company determined to compensate him by paying him an additional $720,000, paid over six months. Mr. Larsen's annualized salary of $1,440,000 was set to 85% of ATI's previous CEO cash compensation inclusive of base and target bonus.
Annual Incentive Bonus Plan
The Company maintains the Annual Incentive Bonus ("AIB") Plan for our NEOs. The intent of the AIB Plan is to reward high performance aligned with the Company’s strategic mission. NEOs, in addition to key corporate staff, are eligible to participate in the AIB Plan. Annual cash awards will be forfeited for employees who are terminated prior to the payout of such bonus under the AIB Plan.
The bonus payouts under the AIB Plan are designed to incentivize achievement of the Company's EBITDA target as set by our Board at the beginning of each fiscal year. The Company provided updated financial EBITDA guidance later in 2021, which was lower than the EBITDA target set by the Board for purposes of the AIB plan. Considering the Company's challenges and leadership transitions, despite the Company's underperformance, the Compensation Committee approved 50% funding for annual incentive bonuses in recognition of performance efforts during a challenging year to retain ATI's talent at all eligible levels.
Accordingly, the Compensation Committee approved bonus payouts to the NEOs consistent with the Company's key corporate staff and other employees as follows:

Name	2021 Base Salary ($)	2021 AIB Target (% of Base Salary)	2021 AIB Target Opportunity ($)	Discretionary 2021 Annual Bonus Earned ($)
John Larsen	$1,440,000	NA	NA	NA
Joseph Jordan	$450,000	75%	$337,500	$168,750
Ray Wahl	$450,000	75%	$337,500	$168,750
Diana Chafey	$359,100	75%	$269,325	$134,663
Joseph Zavalishin	$359,100	75%	$269,325	$134,663
Augustus Oakes	$325,000	50%	$162,500	$81,250

Long-Term Equity Incentives
In connection with the closing of the Business Combination, our Board and stockholders approved the ATI Physical Therapy 2021 Equity Incentive Plan (the “2021 Plan”). Effective as of the consummation of the Business Combination, approximately 20.7 million shares of Common Stock were reserved for issuance under the 2021 Plan.
For 2021, the Compensation Committee granted restricted stock units ("RSUs") and stock options to our NEOs, as follows:

		Restricted Stock Units		Stock Options
Name	Target LTI Value ($)	Value ($)	Number of Units (#)	Value ($)	Number of Options (#)
John Larsen	$480,000	$240,000	70,175	$240,000	134,216
Joseph Jordan	$500,000	$250,000	73,099	$250,000	139,808
Ray Wahl	$500,000	$250,000	73,099	$250,000	139,808
Diana Chafey	$250,000	$125,000	36,550	$125,000	69,604
Joseph Zavalishin	$250,000	$125,000	36,550	$125,000	69,904
Augustus Oakes	$250,000	$125,000	36,550	$125,000	69,904
The Compensation Committee decided on this mix of long-term incentives to balance numerous goals, including attracting, motivating, and retaining our NEOs, while aligning them with the long-term interests of our stockholders.
RSUs granted as part of the 2021 annual equity grant vest one-third on each of the first three anniversaries of the date of the grant, and stock options granted as part of the 2021 annual equity grant vest one-third on each of the first three anniversaries of the date of the grant.
Wilco Acquisition, LP 2016 Equity Incentive Plan
Prior to the Business Combination, Wilco Acquisition, LP adopted the Wilco Acquisition, LP 2016 Equity Incentive Plan (the "2016 Plan"), granting Incentive Common Units ("ICUs"), subject to time-based and performance-based vesting. In connection with the Business Combination, ICU holders received distributions of shares of common stock and restricted shares of common stock ("Restricted Shares") from Wilco Acquisition, LP based upon the distribution priorities under the Wilco Acquisition, LP limited partnership agreement. Any Restricted Shares are subject to certain vesting provisions of Restricted Stock Agreements executed by such holders and the terms of the 2021 Plan. See Note 10 - Share-Based Compensation to the Company's consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K for a description of the terms applicable to the restricted shares of common stock, and see the "Beneficial Ownership of Our Common Stock," "Outstanding Equity Awards at Fiscal Year-End" and "Agreements with Executive Officers" herein for additional information on the outstanding shares of common stock and restricted shares of common stock held by named executive officers and directors.

Additionally, pursuant to the 2016 Plan, ATI Management was permitted to allocate a pool of unallocated ICUs and ICUs returned due to forfeitures. In lieu of a distribution of shares of common stock held by Wilco Acquisition, LP, the Company granted restricted shares of common stock from the 2021 Plan with the consent of Wilco Acquisition, LP to cancel an equal number of shares of common stock held by the partnership. The Company and Wilco Acquisition, LP intend to cancel such restricted shares and the Company intends to amend, subject to stockholder approval, the 2021 Plan to increase the share reserve by an equal number of Class A common shares of ATI. These restricted shares were awarded to certain senior leaders, including 41,385 restricted shares of common stock awarded to Ms. Chafey for her work on the Business Combination (the "Chafey Restricted Shares"). These restricted shares are subject to certain vesting provisions of Restricted Stock Agreements executed by the holders of such shares and the terms of the 2021 Plan. See Note 10 - Share-Based Compensation to the Company's consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K for a description of the terms applicable to the restricted shares of common stock, and see "Summary Compensation Table," "Stock Vested," "Outstanding Equity Awards at Fiscal Year-End" and "Agreements with Executive Officers" herein for additional information on the Chafey Restricted Shares.
Additional NEO Compensation
401(k) plan
The Company maintains a tax-qualified 401(k) savings plan (the “401(k) Plan”), in which all of our employees, including our NEOs, are eligible to participate. The 401(k) Plan allows participants to contribute up to 80% of base salary on a pre-tax basis (or on a post-tax basis, with respect to elective Roth deferrals) into individual retirement accounts, subject to any maximum annual limits set by the Internal Revenue Service. The Company provides for per pay period matches to employees of up to 50% of an employee’s first 6% of contributions to the 401(k) Plan. Participants are immediately, fully vested in their own contributions and any Company matches once eligible for match. Participants become eligible for the Company match after one year of service with the Company during which they performed at least 1,000 hours of service.
Employee benefits and perquisites
Our NEOs are eligible to receive the same employee benefits that are generally available to all of our full-time employees, subject to the satisfaction of certain eligibility requirements. This includes medical, dental and vision benefits, flexibility spending accounts, short-term and long-term disability, life insurance, and accidental death and dismemberment insurance.
Our NEOs also receive certain additional perquisites, including executive physicals and cell phone service reimbursement. We do not view perquisites or personal benefits as a significant component of our executive compensation program. But we have provided such benefits in limited circumstances where we believe it is appropriate to assist an NEO in the performance of his or her duties, to make our NEOs more efficient and effective, for security purposes, and for recruitment, motivation and retention purposes.
Non-qualified deferred compensation
The Company maintains a non-qualified deferred compensation plan (the “Supplemental Retirement Benefit Plan”) under which a select group of highly compensated employees are permitted to supplement contributions made under the 401(k) Plan by deferring up to 50% of their base salary. There is no corresponding Company match provided in the non-qualified plan. Any refunds for prior year contributions returned due to discrimination testing can be rolled into the non-qualified plan at 100%.
Severance benefits
Many of our NEOs are parties to employment agreements with the Company that provide for certain severance benefits in certain circumstances as described below.

Other Compensation Practices and Policies
Hedging and Pledging Activities
Under our Insider Trading Policy, our employees, including our NEOs and members of our Board, are prohibited from hedging or pledging our stock, engaging in short selling of our securities, trading in derivative securities of our Company, holding our securities in a margin account, or otherwise pledging them as collateral for a loan.
Tax Implications of Executive Compensation
Section 162(m) of the Internal Revenue Code places a limit of $1 million in compensation per year on the amount public companies may deduct with respect to certain executive officers. When determining compensation for our NEOs, our Compensation Committee balances many factors, including the limitation on the Company’s ability to deduct compensation imposed by Section 162(m) in addition to market trends for similar roles and positions and determines compensation it believes is in the best interests of the Company’s stockholders’ long-term interests.
Accounting for Stock-Based Compensation
The Company follows ASC 718 for our stock-based compensation awards. ASC 718 requires us to measure, and recognize, the compensation expense for all share-based payment awards made to our employees and independent members of our Board, based on grant date fair value. This calculation is performed for accounting purposes and reported in the executive compensation tables included below in this Annual Report, even though the recipient of an equity award may never realize any value from the awards he or she was granted.
Compensation-Related Risks
Our Compensation Committee has reviewed our compensation policies and practices to assess whether they encourage our NEOs to take inappropriate risk. Our Compensation Committee believes that the mix and design of our executive compensation programs, individually and in their entirety, do not encourage NEOs to take inappropriate risks. The mix of fixed and variable compensation prevents undue focus on short-term results and is intended to align the long-term interests of our NEOs with those of our stockholders.
Compensation Tables
The section below contains information, both narrative and tabular, regarding the compensation paid to our NEOs for the fiscal year 2021.

Summary compensation table

Name and Principal Position	Year	Salary ($)	Bonus (2) ($)	Stock Awards (3,4) ($)	Option Awards (3,4) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5) ($)	All Other Compensation (5) ($)	Total ($)
John Larsen Executive Chairman (1)	2021	555,517	—	302,499	287,586	—	—	1,145,602
Joseph Jordan Chief Financial Officer	2021	415,895	168,750	249,999	237,674	3,335	18,443	1,094,096
	2020	369,538	169,281	—	—	—	10,678	549,497
	2019	349,808	187,500	436,818	—	—	7,897	982,023
Ray Wahl Chief Operating Officer	2021	428,622	168,750	249,999	237,674	2,877	22,615	1,110,537
	2020	394,840	153,900	—	—	—	47,344	596,084
	2019	321,442	225,000	140,019	—	—	69,442	755,903
Diana Chafey Chief Legal Officer	2021	359,100	134,663	266,538	118,837	—	17,733	896,871
	2020	344,200	134,663	—	—	—	4,053	482,916
	2019	350,000	262,500	120,698	—	—	8,655	741,853
Joseph Zavalishin Chief Development Officer	2021	357,719	134,663	125,001	118,837	7,173	10,850	754,243
	2020	330,424	234,663	—	—	—	13,453	578,540
	2019	82,115	166,884	272,766	—	—	15,451	537,216
Augustus Oakes Chief Information Officer	2021	311,346	81,250	125,001	118,837	—	16,871	653,305
	2020	260,892	61,072	220,073	—	—	4,285	546,322
	2019	246,250	84,000	—	—	—	931	331,181
Labeed Diab Former Chief Executive Officer	2021	446,250	281,000	—	—	1,505,165	710,642	2,943,057
	2020	693,750	359,100	—	—	—	21,376	1,074,226
	2019	619,231	700,000	1,463,686	—	—	32,525	2,815,442
(1) John Larsen became ATI's Executive Chairman on August 9, 2021, all fees earned serving on the Board of Directors are included in the above table as follows: $112,440 cash fees, 34,952 stock options valued at $59,418, and 18,275 restricted stock units valued at $62,500.
(2) Cash bonuses earned in 2021 were discretionary awards paid to retain bonus-eligible employees, including the above NEOs.
(3) The award values for periods prior to the Closing Date of the Business Combination reflect the value of the shares distributed by Wilco Acquisition, LP on December 16, 2021 (the "Distribution Date") discussed herein relating to ICUs granted to the NEOs during such prior periods and held by the NEOs on the Distribution Date. The value of the shares reflected in the table is $3.14, which was the share price as of the close of trading on the Distribution Date.
(4) The assumptions used in determining the values disclosed in the Stock Awards and Option Awards columns are set out in the 2021 Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
(5) Former Chief Executive Officer, Labeed Diab, stepped down effective August 7, 2021. John Larsen was appointed and named Executive Chairman and took an active role in leading the Company along with Ray Wahl, Chief Operating Officer, and Joseph Jordan, Chief Financial Officer. Mr. Diab received $1,505,165 in deferred compensation related to his previous employers' contingent signing bonus repayment, negotiated to the amount owed plus interest.

(6) Amounts shown in the All Other Compensation column for 2021 are comprised of the following:

	401(k) Match	Executive Physical	Other*	Tax Gross-Ups	Termination or CIC Payment/Accrual	Total
John Larsen	$—	$—	$—	$—	$—	$—
Joseph Jordan	$9,750	$5,694	$1,428	$1,571	$—	$18,443
Ray Wahl	$9,750	$—	$928	$11,937	$—	$22,615
Diana Chafey	$7,402	$7,445	$327	$2,559	$—	$17,733
Joseph Zavalishin	$8,507	$—	$928	$1,415	$—	$10,850
Augustus Oakes	$9,120	$5,418	$928	$1,405	$—	$16,871
Labeed Diab	$9,750	$5,279	$215	$10,879	$684,519	$710,642
*Other perquisites include: life insurance, long term disability insurance benefits, cell phone reimbursements, and non-compete considerations.
Grants of plan-based awards
The following table provides information regarding equity and non-equity incentive plan-based awards granted to our NEOs for the year ended December 31, 2021. Except as set forth below, there were no other grants of equity to our NEOs during 2021.

		Compensation Committee and Board Meeting Date	All Other Stock Awards: Number of Shares or Stock Units (#)	All Other Option Awards: Number of Securities (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date
John Larsen	11/23/21	11/22/21	88,450	—		$302,499
	11/23/21	11/22/21	—	169,168	$3.42	$287,586
Joseph Jordan	11/23/21	11/22/21	73,099	—		$249,999
	11/23/21	11/22/21	—	139,808	$3.42	$237,674
Ray Wahl	11/23/21	11/22/21	73,099	—		$249,999
	11/23/21	11/22/21	—	139,808	$3.42	$237,674
Diana Chafey(1)	11/23/21	11/22/21	77,935	—		$266,538
	11/23/21	11/22/21	—	69,904	$3.42	$118,837
Joseph Zavalishin	11/23/21	11/22/21	36,550	—		$125,001
	11/23/21	11/22/21	—	69,904	$3.42	$118,837
Augustus Oakes	11/23/21	11/22/21	36,550	—		$125,001
	11/23/21	11/22/21	—	69,904	$3.42	$118,837
(1) Ms. Chafey's award includes shares of common stock awarded in lieu of a distribution of shares of common stock from Wilco Acquisition, LP related to the unallocated pool of ICUs discussed herein. See discussion under "Wilco Acquisition, LP 2016 Equity Incentive Plan." The award was valued at $141,537 and the shares vest in quarterly installments over three years with a vest start date of the Closing Date of the Business Combination.
(2) The amounts reported represent the grant date fair value associated with the grant of these restricted stock, as computed in accordance with ASC 718. See Note 13 to the consolidated financial statements in Part II, Item 8 of this Annual Report for a discussion of the relevant assumptions used in calculating these amounts.

Outstanding equity awards at fiscal year-end
The following table provides information regarding all outstanding stock options held by each NEO as of December 31, 2021:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price(1) ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested(2) (#)	Market Value of Shares or Units that Have Not Vested(3) ($)
John Larsen	169,168	$3.42	11/23/2031	97,995	$332,203
Joseph Jordan	139,808	$3.42	11/23/2031	192,944	$654,080
Ray Wahl	139,808	$3.42	11/23/2031	159,414	$540,413
Diana Chafey	69,904	$3.42	11/23/2031	127,716	$432,957
Joseph Zavalishin	69,904	$3.42	11/23/2031	99,893	$338,637
Augustus Oakes	69,904	$3.42	11/23/2031	97,769	$331,437
(1) Stock options vest one-third on each of the first three anniversaries of the Closing Date of the Business Combination.
(2) Restricted shares of common stock held by each NEO as of December 31, 2021, including restricted shares of common stock received in distribution from Wilco Acquisition, LP related to ICUs held by each NEO. Restricted shares of common stock vest in installments on each quarterly anniversary of the Closing Date of the Business Combination over the shorter of: (a) the eight-year period from the original grant date of the underlying ICUs, or (b) three years post-Closing Date, subject to the NEO’s continued service through each vesting date
(3) The market value of shares of outstanding restricted stock is based on the stock price of $3.39, the closing stock price on December 31, 2021.
Stock Vested in 2021
The following table summarizes the number and market value of stock awards held by each Named Executive Officer that vested during 2021:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
John Larsen	2,962	$10,468
Joseph Jordan	30,288	$108,979
Ray Wahl	24,839	$83,174
Diana Chafey	22,344	$81,372
Joseph Zavalishin	14,841	$50,402
Augustus Oakes	16,376	$56,182
Labeed Diab	466,142	$1,463,686
(1) For the period from January 1, 2021 through June 16, 2021, pricing of the market value reported in this table is based on the closing price on the date the ICUs were distributed on December 16, 2021 of $3.14. For the period from June 16, 2021 through December 31, 2021, the market value reported in this table is based upon the closing price of our common stock.

Non-qualified deferred compensation
The following table summarizes NEO non-qualified deferred compensation:

Name	Executive Contributions in Last FY(1) ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Balance at Last FYE ($)
Joseph Jordan	$1,734	$2,065	$16,940
Ray Wahl	$1,666	$490	$8,173
Joseph Zavalishin	$20,800	$7,261	$52,132
(1) The full amount shown for executive contributions is included in the base salary figures for each NEO shown above in the Summary Compensation Table.
(2) The amount shown under aggregate earnings reflects the NEO's gain or loss based upon the individual allocation their account balance. These gains or losses do not represent current income to the NEO and have not been included in any of the compensation tables shown above.
Potential Payments Upon Certain Events
Agreements with Executive Officers
The Company has entered into employment agreements with Messrs. Jordan, Wahl, Zavalishin, Oakes and Diab, as well as with Ms. Chafey. The material terms of these employment agreements is detailed below, including the potential payment upon termination, except for Mr. Diab who was no longer employed by the Company at the end of 2021 and thus his summary details what he was paid as a result of his departure.
The Company and Mr. Larsen have not entered into an employment agreement covering his services as Executive Chairman. Nor have the parties agreed on payments with respect to Mr. Larsen’s termination.
The Company's employment agreements with Messrs. Jordan, Wahl, Zavalishin, and Oakes and Ms. Chafey (the “Executive Employment Agreements”), provide for an initial term of three years that automatically renews for one-year terms thereafter, unless notice of non-renewal is provided 30 days before the renewal date, and a minimum base salary of $450,000 per year for Messrs. Jordan and Wahl, $359,100 for Ms. Chafey and Mr. Zavalishin, and $325,000 for Mr. Oakes. In addition, the Executive Employment Agreements provide for annual target bonuses equal to 75% of base salary for Messrs. Jordan, Wahl, and Zavalishin and Ms. Chafey, and Mr. Oakes' Executive Employment Agreement provides for annual target bonuses equal to 50% of base salary. The Executive Employment Agreements also provide for other standard benefits and perquisites, such as reimbursement reasonable business expenses and entitlement to health and welfare benefits generally available to other executive employees, including vacation and sick leave, medical, dental, life and disability insurance benefits.
The Executive Employment Agreements provide that Messrs. Jordan and Wahl will be granted long-term incentive equity awards from ATI in each of 2021, 2022 and 2023 and that Ms. Chafey, Mr. Zavalishin and Mr. Oakes be granted incentive equity awards from ATI in 2021. The aggregate grant-date value of such annual equity awards will be $500,000 for Messrs. Jordan and Wahl in respect of 2021 and 2022, and $750,000 in respect of 2023, and is $250,000 for Ms. Chafey, Mr. Zavalishin and Mr. Oakes in respect of 2021. Fifty percent (50%) of the aggregate value of the equity awards in respect of 2021 and 2022 is to be granted in the form of restricted stock units and the remaining fifty percent is to be granted in the form of stock options; the forms of equity awards in respect of subsequent years will be determined by ATI’s compensation committee after consultation with an external compensation consultant.

The equity awards are governed by the terms of the Executive Employment Agreements, the 2021 Plan, the Restricted Stock Agreements, and certain Restricted Stock Unit Award Agreements and Stock Option Award Agreements (the "Award Agreements"), as applicable. The equity awards in respect of fiscal year 2021 will vest in three equal annual installments over three years from the Closing Date of the Business Combination or date of grant, depending on the award, and vesting of equity awards in respect of subsequent years will be determined by ATI’s compensation committee after consultation with an external compensation consultant. With respect to years following 2023, Messrs. Jordan and Wahl will be eligible to receive equity awards on terms and conditions determined by ATI’s compensation committee after consultation with an external compensation consultant. For Ms. Chafey, Mr. Zavalishin and Mr. Oakes, with respect to years following 2021, they will be eligible to receive equity awards on terms and conditions determined by ATI’s compensation committee after consultation with an external compensation consultant.
Under the terms of the agreements, in the event of a termination without cause by the Company or a termination for good reason by Messrs. Jordan, Wahl, Zavalishin, or Oakes, or Ms. Chafey, during the term of their respective Executive Employment Agreements and at any time other than within 18 months following a change in control, each will receive (i) an amount equal to 1.25 times the sum of annual base salary and target bonus amount, payable in 15 monthly installments; (ii) a pro-rated annual bonus based on actual performance for the year in which termination occurs; (iii) reimbursement of COBRA costs for a coverage period of 12 months, and (iv) immediate vesting of any restricted shares received in connection with ICUs granted under the 2016 Plan. In the event of a termination of without cause by the Company or termination for good reason by Messrs. Jordan, Wahl, Zavalishin, or Oakes, or Ms. Chafey, within 18 months following a change in control, each are to receive (i) an amount equal to 1.5 times the sum of his annual base salary and target bonus amount, payable in a lump sum; (ii) a pro-rated annual bonus based on actual performance for the year in which termination occurs; (iii) reimbursement of COBRA costs for a coverage period of 12 months, and (iv) immediate vesting of any restricted shares received in connection with the ICUs granted under the 2016 Plan. Any such severance payments will be subject to applicable taxes and the executive’s execution and non-revocation of a general release of claims and continued compliance with restrictive covenant provisions. Any unvested RSUs and stock options are forfeited immediately upon termination of employment (for any reason), and any vested stock options are forfeited immediately upon termination for cause. Any vested options must be exercised prior to the earliest to occur of (i) the expiration date (which is 10 years after the grant date), (ii) 12 months after termination of employment due to death or disability, (iii) 90 days following termination of employment other than for death, disability, or termination for cause, or (iv) the date of termination for cause. Upon a change in control, (i) any awards under the Award Agreements are to be continued and or assumed by the Company or surviving company, or substituted by the surviving company with substantially similar terms for the outstanding awards, and (ii) and Restricted Shares and the Chafey Restricted Shares are to vest immediately prior to the change in control.
The Executive Employment Agreements, except for Ms. Chafey’s agreement due to her status as a licensed attorney, also contain restrictive covenants generally prohibiting each executive from providing services to a competitor or soliciting employees or business contacts for 15 months following termination of employment, or for 18 months if the executive receives enhanced severance upon a qualifying termination within 18 months following a change in control. In addition, the Executive Employment Agreements mandate that the confidentiality obligations continue after termination of employment.

Any compensation payable under an Executive Employment Agreement, and any awards under the Award Agreements and Restricted Stock Agreements, are subject to recoupment under the 2021 Plan and applicable law, including the provisions of Section 945 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules, regulations and requirements adopted thereunder by the SEC and/or national securities exchange on which the Company’s shares are listed. Under the terms of the 2021 Plan, if after termination of employment the Committee determines in its discretion that the executive engaged in an act or omissions that would have warranted termination for cause, or after termination the executive violated any continuing obligation or duty in respect of the Company, such executive’s rights, payments and benefits with respect to an award are subject to cancellation, forfeiture and/or recoupment.
As defined under the relevant agreements:
“Termination for cause” means termination of employment for (i) willful misfeasance or nonfeasance (including not following the reasonable written direction of the Board, any committee or the Company’s CEO (other than due to disability), or repeated intentional refusal to perform assigned duties (other than due to disability), which in each case continues uncured for 30 days after written notice; (ii) personally engaging in illegal conduct or any act of moral turpitude which reasonably could be expected to harm the Company; (iii) breaching in any material respect the Executive Employment Agreement (other than due to disability) which continues uncured for 30 days after written notice, other than a breach of confidentiality or restrictive covenants (which do not require written notice or opportunity to cure); or (iv) commencement of employment with another company without prior consent.
“Termination without cause” means the Company’s termination of the executive other than for cause or due to executive’s death or disability.
“Termination for good reason” means voluntary termination by executive if (i) there is a reduction in executive’s annual salary or percentage target bonus opportunity then in effect; (ii) the Company acts in any way that adversely affects employee’s participation in or materially reduce executive’s benefits under any benefit plan of the Company, except those changes generally affecting similarly situated employees; (iii) the Company materially breaches the terms of the Executive Employment Agreement; or (iv) there is a material diminution of executive’s job title, reporting relationship or job duties or responsibilities that are materially inconsistent with the position under the agreement; in each case provided that (y) executive notifies the Board in writing of any event constituting the basis for a termination for good reason within 30 days after their knowledge of the initial existence of the circumstance, and (z) the Company fails to cure such circumstance within 30 after such notice.
“Disability” means an executive’s inability to perform the essential duties, responsibilities, and functions of their position as a result of any mental or physical disability or incapacity for a length of time that the Company determines is sufficient to satisfy such obligations as it may have to provide leave under applicable family and medical leave laws and/or “reasonable accommodation” under applicable federal, state or local disability laws.

“Change in control” means (i) any person (other than the Company, any trustee or other fiduciary holding securities under any employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of shares of Common Stock), is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding securities, (ii) during any period of two consecutive years (the “Board Measurement Period”) individuals who at the beginning of such period constitute the Board and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in paragraph (i), (iii) or (iv) of this definition, or a director initially elected or nominated as a result of an actual or threatened election contest with respect to directors or as a result of any other actual or threatened solicitation of proxies by or on behalf of any person other than the Board) whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the Board Measurement Period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board, (iii) merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation (provided that a merger or consolidation effected to implement a recapitalization of the Company or similar transaction in which no Person other than those covered by the exceptions in (i) above acquires more than 50% of the combined voting power of the Company’s then outstanding securities (which is not a change in control), or (iv) the stockholders of the Company approve the consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets other than (y) the sale or disposition of all or substantially all of the assets of the Company to a person(s) who beneficially own, directly or indirectly, more than 50% of the combined voting power of the outstanding voting securities of the Company at the time of the sale or (z) pursuant to a spinoff type transaction, directly or indirectly, of such assets to the stockholders of the Company.
Mr. Diab
Effective August 7, 2021, Labeed Diab stepped down from his positions as Chief Executive Officer of the Company and as a member of the Board. The Company and Mr. Diab have entered into a mutual release pursuant to which Mr. Diab is eligible for the following payments and benefits: (i) 1.5x the sum of his base salary and target bonus, paid over 18 months from the date of termination; (ii) a prorated bonus for the current year, based on actual performance, paid at the time bonuses are paid to other employees; (iii) continued coverage of health benefits for up to 18 months, if elected; and (iv) the vesting of all restricted shares received in connection with the ICUs granted on March 31, 2019 and December 31, 2019 under the 2016 Plan.

Potential Payments upon Termination

	Termination (Without Cause or For Good Reason) within 18 months of a CIC	Termination (Without Cause or For Good Reason) not within 18 months of a CIC	Disability
John Larsen:
Cash severance payments	$—	$—	$—
Accelerated equity vesting	$—	$—	$—
Total	$—	$—	$—
Joseph Jordan:
Cash severance payments	$1,181,250	$900,000	$450,000
Accelerated equity vesting	$654,080	$654,080	$—
Total	$1,835,330	$1,554,080	$450,000
Ray Wahl:
Cash severance payments	$1,181,250	$900,000	$450,000
Accelerated equity vesting	$540,413	$540,413	$—
Total	$1,721,663	$1,440,413	$450,000
Diana Chafey:
Cash severance payments	$942,638	$718,200	$359,100
Accelerated equity vesting	$432,957	$432,957	$—
Total	$1,375,595	$1,151,157	$359,100
Joseph Zavalishin:
Cash severance payments	$942,638	$718,200	$359,100
Accelerated equity vesting	$338,637	$338,637	$—
Total	$1,281,275	$1,056,837	$359,100
Augustus Oakes:
Cash severance payments	$731,250	$609,375	$325,000
Accelerated equity vesting	$331,437	$331,437	$—
Total	$1,062,687	$940,812	$325,000
Non-Employee Director Compensation
In 2021, each non-employee director received annual compensation in the form of a $75,000 annual cash retainer and restricted stock unit and stock option awards valued at $100,000, as well as additional retainers for committee chairs. Jack Larsen, our Executive Chairman, received an additional $50,000 annual cash retainer and $25,000 restricted stock award for serving as Chairman of the Board while in his executive role disclosed in the Executive Compensation disclosures.
The director RSU grant for 2021 vests on the first anniversary of the grant date and entitles the director to receive shares of our common stock upon vesting, and the director stock option grant for 2021 vests one-third on each of the first three anniversaries of the date of the grant, all as further described below. The terms of the Award Agreements with the directors are otherwise the same as the executives.

Annual cash retainers are paid on a quarterly basis at the end of each quarter and include committee fees detailed below:

Committee Cash Retainer	Audit	Compensation	Governance	Healthcare Compliance
Chair	$25,000	$20,000	$10,000	$15,000
Member	$15,000	$10,000	$5,000	$5,000
Director Compensation

Name	Fees Earned or Paid in Cash(2) ($)	Stock Awards(5) ($)	Option Awards(5) ($)	Total ($)
John Larsen(1)	$—	$—	$—	$—
Joanne Burns	$112,500	$50,000	$47,535	$210,035
Christopher Krubert	$85,000	$50,000	$47,535	$182,535
James Parisi	$105,417	$50,000	$47,535	$187,952
Teresa Sparks(3)	$—	$49,999	$49,918	$99,917
Todd Zimmerman(4)	$6,250	$—	$—	$6,250
(1) John Larsen's Director cash and equity fees in 2021 are reported in the Summary Compensation Table.
(2) Joanne Burns and James Parisi received one-time cash payments in April 2021 of $25,000 and $16,667, respectively, in lieu of a grant under the 2016 Plan.
(3) Teresa Sparks joined the Board of Directors effective December 21, 2021. Her 2021 equity awards were approved by the Compensation Committee and granted on December 28, 2021.
(4) Todd Zimmerman resigned January 27, 2021 and his fees reflect a prorated award for his service in 2021.
(5) The amounts reported represent the grant date fair value of restricted stock units and stock options granted in 2021, calculated based on the closing stock price on the date of the grant in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, ("ASC 718"). The aggregate number of options and stock awards outstanding as of fiscal year end for each director were as follows:

Name	Aggregate Outstanding Option Awards (#)	Aggregate Outstanding Stock Awards (#)
Joanne Burns	27,962	14,620
Christopher Krubert	27,962	21,337
James Parisi	27,962	14,620
Teresa Sparks	32,414	16,077
Compensation Committee Interlocks and Insider Participation
None of our executive officers serves as a member of the board of directors or Compensation Committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on the Board or the Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with the Company's management. Based upon such review and the related discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE
Carmine Petrone, Chair
Joanne Burns
John Larsen
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth, as of February 17, 2022, certain information with respect to the beneficial ownership of our common stock for each of our executive officers, each of our directors, all of our directors and executive officers as a group and each person we know to be the beneficial owner of more than 5% of our common stock.
In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares of common stock issuable pursuant to options and warrants that are exercisable or settled within 60 days of the date of this table. Shares of common stock issuable pursuant to options and warrants are deemed outstanding for computing the percentage of the class beneficially owned by the person holding such securities but are not deemed outstanding for computing the percentage of the class beneficially owned by any other person. Except as otherwise indicated, all share ownership is as of February 17, 2022 and the percentage of beneficial ownership is based on 207,358,218 shares of common stock legally outstanding.
The business address of each beneficial owner is c/o ATI Physical Therapy, Inc., 790 Remington Blvd. Bolingbrook, IL 60440, unless otherwise indicated below.

Name and Address of Beneficial Owner	Shares Beneficially Owned (#)	Percentage of Beneficial Ownership
5% or Greater Stockholders
Advent International Corporation (1)	116,391,635	56.1%
Fortress Acquisition Sponsor II LLC (2)	18,991,666	9.0%
Named Executive Officers and Directors
John L. Larsen (3)	26,143	*
Joseph Jordan (4)	173,736	*
Ray Wahl (5)	173,736	*
Diana Chafey (6)	126,232	*
Augustus Oakes (7)	79,773	*
Joe Zavalishin (8)	86,868	*
Labeed Diab	466,142	*
Joanne Burns	—	*
Daniel Dourney	—	*
John Maldonado	—	*
Andrew A. McKnight	—	*
James E. Parisi	—	*
Carmine Petrone	—	*
Teresa Sparks	—	*
All Directors and Executive Officers of ATI as a group (14 persons)	1,132,630	*
*Represents beneficial ownership of less than 1% of total shares of common stock legally outstanding.
(1) Based solely on Amendment Number 2 to the Schedule 13D filed on December 15, 2021, amounts beneficially owned include: (i) 560,979 shares of Common Stock held by Wilco Acquisition, LP (“Wilco Acquisition”); (ii) for each of the following entities which are collectively referred to as the “Advent Luxembourg Funds”: (a) 11,324,692 shares of Common Stock held by Advent International GPE VII Limited Partnership, (b) 30,970,374 shares of Common Stock held by Advent International GPE VII-B Limited Partnership, (c) 9,845,475 shares of Common Stock held by Advent International GPE VII-C Limited Partnership, (d) 6,777,137 shares of Common Stock held by Advent International GPE VII-D Limited Partnership, (e) 2,873,509 shares of Common Stock held by Advent International GPE VII-F Limited Partnership, (f) 2,873,509 shares of Common Stock held by Advent International GPE VII-G Limited Partnership; (iii) for each of the following entities which are collectively referred to as the “Advent Cayman Funds”: (a) 10,481,755 shares of Common Stock held by Advent International GPE VII-A Limited Partnership, (b) 22,316,206 shares of Common Stock held by Advent International GPE VII-E Limited Partnership, (c) 1,743,884 Advent International GPE VII-H Limited Partnership; (iv) for each of the following entities which are collectively referred to as the “Advent AP Funds”: (a) 65,045 shares of Common Stock held by Advent Partners GPE VII 2014 Limited Partnership, (b) 155,782 shares of Common Stock held by Advent Partners GPE VII 2014 Cayman Limited Partnership, (c) 179,333 shares of Common Stock held by Advent Partners GPE VII - A 2014 Limited Partnership, (d) 109,904 shares of Common Stock held by Advent Partners GPE VII - A 2014 Cayman Limited Partnership, (e) 806,132 Advent Partners GPE VII Cayman Limited Partnership, (f) 1,063,662 shares of Common Stock held by Advent Partners GPE VII-B Cayman Limited Partnership, (g) 45,267 shares of Common Stock held by Advent Partners GPE VII Limited Partnership, (h) 212,875 shares of Common Stock held by Advent Partners GPE VII – A Cayman Limited Partnership, (i) 107,151 shares of Common Stock held by Advent Partners GPE VII – A Limited Partnership; and (v) 13,878,964 shares of Common Stock held by GPE VII ATI Co-Investment (Delaware) Limited Partnership ( “Advent Co-Invest Fund”). Collectively, the Advent Luxembourg Funds, Advent Cayman Funds, Advent AP Funds and Advent Co-Invest Fund are referred to as the “Advent Funds”. The foregoing excludes Advent’s contingent right to receive 15,000,000 Earnout Shares.
Advent International GPE VII, LLC (“Advent Top GP”), as the manager of GPE VII GP S.a.r.l. (“Advent GP Luxembourg”) and the general partner of each of GPE VII GP Limited Partnership (“Advent GP Cayman”), the Advent AP Funds and Advent Co-Invest Fund, and Advent, as the manager of Advent Top GP, may each be deemed to beneficially own the 115,830,656 shares of Common Stock held directly by the Advent Funds. Wilco GP, Inc. (“Wilco GP”), as the general partner of Wilco Acquisition, and Advent, an affiliate of Wilco GP, may each be deemed to beneficially own the 560,979 shares of Common Stock held directly by Wilco Acquisition. Advent GP Luxembourg, as the general partner of each of the Advent Luxembourg Funds, may be deemed to beneficially own the 64,664,696 shares of Common Stock held directly by the Advent Luxembourg Funds. Advent GP Cayman, as the general partner of each of the Advent Cayman Funds, may be deemed to beneficially own the 34,541,845 shares of Common Stock held directly by the Advent Cayman Funds.
Investment decisions by Advent are made by a number of individuals currently comprised of John L. Maldonado, David M. McKenna and David M. Mussafer. The address of each of the entities and individuals named in this footnote is c/o Advent International Corporation, Prudential Tower, 800 Boylston Street, Suite 3300, Boston, MA 02199.
(2) Based solely on Amendment Number 1 to the Schedule 13D filed on August 6, 2021 by Fortress Acquisition Sponsor II LLC (“Sponsor”), Hybrid GP Holdings (Cayman) LLC (“Cayman GP”), Hybrid GP Holdings LLC (“Hybrid GP”), FIG LLC (“FIG LLC”), Fortress Operating Entity I LP (“FOE I”), FIG Corp. (“FIG Corp.”), and Fortress Investment Group LLC (“Fortress”). Sponsor directly beneficially owns an aggregate of 16,025,000 shares of Common Stock and 2,966,666 shares of Common Stock issuable upon the exercise of the same number of private placement warrants. Cayman GP controls the general partners of certain investment funds that together, pursuant to a transfer agreement, acquired a majority equity interest in Sponsor. Hybrid GP is the sole owner of Cayman GP. FIG LLC indirectly controls certain investment funds (the “Funds”) managed or advised by controlled affiliates of FIG LLC, which Funds hold all of the outstanding equity interest in Sponsor. FOE I is the sole owner of FIG LLC and the managing member of, and holds the majority of equity interest in, Hybrid GP. FIG Corp. is the general partner of FOE I. Fortress is the sole owner of FIG Corp. Each of Cayman GP, Hybrid GP, FIG LLC, FOE I, FIG Corp. and Fortress may be deemed to indirectly beneficially own the securities held by Sponsor. As the Co-Chief Investment Officers of the fund that owns Sponsor (through advisory and general partner entities) each of Peter L. Briger, Jr., Dean Dakolias, Andrew A. McKnight and Joshua Pack participates in the voting and investment decisions with respect to the shares of Common Stock held by Sponsor, but each of them disclaims beneficial ownership thereof. The address of each of the entities and individuals named in this footnote is 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.
(3) Includes 673 for John Larsen’s restricted stock awards that will be settled into shares within 60 days of February 17, 2022.
(4) Includes 12,367 for Joseph Jordan’s restricted stock awards that will be settled into shares within 60 days of February 17, 2022.
(5) Includes 8,633 for Ray Wahl’s restricted stock awards that will be settled into shares within 60 days of February 17, 2022.

(6) Includes 9,480 for Diana Chafey’s restricted stock awards that will be settled into shares within 60 days of February 17, 2022.
(7) Includes 5,952 for Augustus Oakes’ restricted stock awards that will be settled into shares within 60 days of February 17, 2022.
(8) Includes 6,335 for Joseph Zavalishin’s restricted stock awards that will be settled into shares within 60 days of February 17, 2022.
Securities Authorized for Issuance under Equity Compensation Plans
We currently maintain the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which we may grant equity interests of the Company in the form of share-based awards, to members of management, key employees and independent directors of the Company and its subsidiaries.
The following table sets forth certain equity compensation plan information for the Company as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	1,626,762	$3.41	18,996,019
Equity compensation plans not approved by stockholders	—		—
Total	1,626,762		18,996,019
(1) Awards granted by ATI in 2021
(2) Based on the price of the Company's common stock on the grant dates of November 23, 2021 and December 28, 2021 of $3.42 and $3.11, respectively.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The following is a summary of transactions (or series of transactions) and any currently proposed transactions, to which we have been or will be a participant and in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, director nominees, executive officers or holders of more than 5% of any class of our equity interests at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest.
Founder Shares
On June 15, 2020, FAII issued the Founder Shares in exchange for an aggregate capital contribution of $25,000. Sponsor had agreed to forfeit an aggregate of up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On August 14, 2020, the underwriters exercised their over-allotment option in full. As a result, the 1,125,000 Founder Shares were no longer subject to forfeiture. In August 2020, Sponsor transferred a total of 100,000 Founder Shares to four independent directors of FAII for the same per-share price initially paid for by Sponsor. Subsequent to those transfers, Sponsor held 8,525,000 Founder Shares. The Founder Shares automatically converted into Common Stock upon the consummation of the Business Combination ("Vesting Shares").

Pursuant to the Parent Sponsor Letter Agreement, the Insiders have further agreed that, all of the Vesting Shares shall be unvested and shall be subject to certain vesting and forfeiture provisions, as follows: (A) 33.33% of the Vesting Shares beneficially owned by the Insiders shall vest at such time as a $12.00 Common Share Price is achieved on or before the date that is ten years after the consummation of the Business Combination, (B) 33.33% of the Vesting Shares beneficially owned by the Insiders shall vest at such time as a $14.00 Common Share Price is achieved on or before the date that is ten years after the consummation of the Business Combination and (C) 33.34% of the Vesting Shares beneficially owned by the Insiders shall vest at such time as a $16.00 Common Share Price is achieved on or before the date that is ten years after the consummation of the Business Combination.
Private Placement Warrants
Substantially concurrently with the closing of FAII’s IPO, the Sponsor purchased an aggregate 5,933,333 Private Placement Warrants for a price of $1.50 per warrant. Each Private Placement Warrant was exercisable to purchase one share of FAII Class A common stock at $11.50 per share.
Each Private Warrant entitles the holder to purchase one share of our Common Stock at $11.50 per share. At the closing of the Business Combination, the Sponsor transferred and surrendered for no consideration 2,966,667 of its Private Placement Warrants. 2,966,666 Private Placement Warrants are outstanding at this time.
Related Party Notes
Prior to FAII’s IPO, the Sponsor loaned FAII an aggregate of $97,250 to cover expenses related to FAII’s IPO pursuant to a promissory note. The promissory note was non-interest bearing, unsecured and due on the earlier of April 30, 2021 and the closing of the FAII’s IPO. FAII repaid the promissory note in full on August 14, 2020.
Office Space and Related Support Services
On August 14, 2020, FAII entered into an agreement with an affiliate of Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the Business Combination, we ceased paying these monthly fees
PIPE Investment
In connection with the PIPE Investment and consummation of the Business Combination, the Sponsor purchased 7,500,000 shares of FAII Class A common stock at $10.00 per share for an aggregate purchase price of $75 million.

Earnout Shares
After the consummation of the Business Combination, Wilco Acquisition, LP (the sole holder of the Company common stock as of the date of the Merger Agreement) or its designees will have the contingent right to receive Earnout Shares upon the terms and subject to the conditions set forth in the Merger Agreement and the agreements contemplated thereunder in the amounts set forth below if the price targets set forth below are achieved any time between the closing and the date that is ten years after the consummation of the Business Combination:
•in the event the dollar volume-weighted average price (“VWAP”) of one share of ATI Class A common stock as reported on the NYSE is greater than $12.00 for at least five days out of a period of ten consecutive trading days ending on the trading day immediately prior to the date of determination, there will be a one-time issuance of 5,000,000 shares of ATI Class A common stock;
•in the event the VWAP of one share of ATI Class A common stock as reported on the NYSE is greater than $14.00 for at least five days out of a period of ten consecutive trading days ending on the trading day immediately prior to the date of determination, there will be a one-time issuance of 5,000,000 shares of ATI Class A common stock; and
•in the event the VWAP of one share of ATI Class A common stock as reported on the NYSE is greater than $16.00 for at least five days out of a period of ten consecutive trading days ending on the trading day immediately prior to the date of determination, there will be a one-time issuance of 5,000,000 shares of ATI Class A common stock.
In the event that there is an agreement with respect to the sale or other change of control of ATI entered into after the closing and prior to the date that is ten years after the consummation of the Business Combination, that will result in the holders of ATI Class A common stock receiving a per share price in excess of the applicable VWAP set forth above, then the applicable Earnout Shares that have not been issued prior to the closing of such sale or change of control will be issued by ATI on the day prior to such sale or change of control. Following such sale or change of control, ATI and the surviving company will take proper provision to ensure that any Earnout Shares that have not previously been issued will remain eligible to be paid through the date that is ten years after the consummation of the Business Combination.
If, after the closing and on or before the date that is ten years after the consummation of the Business Combination, the outstanding shares of ATI Class A common stock are changed into a different number or class of shares by reason of any merger, stock split, division or subdivision of shares, stock dividend, reverse stock split, consolidation of shares, reorganization, reclassification, recapitalization or other similar transaction, then the number of Earnout Shares to be issued pursuant to the Merger Agreement will be adjusted to the extent appropriate to provide the same economic effect as contemplated by the Merger Agreement prior to such action.
Advent International Expense Reimbursements
We have reimbursed Wilco GP, Inc., which is affiliated with Advent, for expenses totaling approximately $174,547 for the period covering January 1, 2021 to December 31, 2021. The reimbursed expenses were incurred in the normal course of business and related to third-party expenses for board member search fees, the performance of proactive internal audit related to our cybersecurity capabilities, travel expenses and external legal and consulting fees.
Procedures with Respect to Review and Approval of Related Party Transactions
We maintain a Related Person Transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A "related person transaction" is a transaction, arrangement or relationship in which ATI or any of its subsidiaries was, is or will be a participant, involving an amount exceeding $120,000 and in which any related person had, has or will have a direct or indirect material interest. A "related person" means:
•any person who is, or at any time during the applicable period was, one of ATI's executive officers or a member of the Board;
•any person who is known by ATI to be the beneficial owner of more than 5% of any class of our voting stock;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.
We have also adopted policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and have appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to our Second Amended and Restated Certificate of Incorporation, the Audit Committee has the responsibility to review related person transactions and will approve only those transactions that it determines are fair to us and in ATI's best interests.
Director Independence
For information on director independence, see Item 10. Directors, Executive Officers and Corporate Governance.
Item 14. Principal Accounting Fees and Services
The following table shows the fees for professional services rendered to us by PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, for services in respect of the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees(1)	$1,380,593	$1,672,880
Audit Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	5,400	5,400
Total Fees	$1,385,993	$1,678,280
(1) Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered for the audit of the Company’s annual financial statements, reviews of financial statements, consents and other services related to SEC matters. The fees are for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2) Audit-Related Fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.
(3) Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning.
(4) All Other Fees include fees for other permissible work that do not meet the above category descriptions.

In accordance with its charter, the Audit Committee approved in advance all audit services provided by the Company's independent registered public accounting firm for fiscal year 2021.
Pre-Approval Policy and Procedures
Consistent with SEC policies regarding auditor independence and the Audit Committee’s charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee pre-approves all audit and permitted non-audit services provided by any independent registered public accounting firm prior to each engagement.

PART IV

Item 15. Exhibits, Financial Statement Schedules
The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed in the accompanying Index to Consolidated Financial Statements on page 70. See page 160 for Schedule II - Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto. The exhibits filed as a part of this Annual Report are listed in the Exhibit Index below.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 21, 2021, by and among Fortress Value Acquisition Corp. II, FVAC Merger Corp. II and Wilco Holdco, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company on February 22, 2021 and incorporated herein by reference)
3.1	Second Amended and Restated Certificate of Incorporation of ATI Physical Therapy, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of ATI Physical Therapy, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)
3.3	Certificate of Designation of Series A Senior Preferred Stock of ATI Physical Therapy, Inc., filed on February 24, 2022 (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)
4.1	Specimen Class A Common Stock Certificate (filed as Exhibit 4.2 to the Registration Statement on Form S-1 of the Company on July 24, 2020 and incorporated herein by reference)
4.2	Specimen Unit Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 of the Company on July 24, 2020 and incorporated herein by reference)
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.4 to the Registration Statement on Form S-1 on July 24, 2020 and incorporated herein by reference)
4.4	Warrant Agreement, dated as of February 24, 2022, by and between ATI Physical Therapy, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company on February 24, 2022 and incorporated herein by reference)
4.5*	Description of Securities
10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on February 22, 2021 and incorporated herein by reference)
10.2	Parent Sponsor Letter Agreement, dated as of February 21, 2021, by and among Fortress Value Acquisition Corp. II, Fortress Acquisition Sponsor II LLC, Wilco Holdco, Inc. and the other parties thereto (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company of February 22, 2021 and incorporated herein by reference)
10.3	Stockholders Agreement dated February 21, 2021, by and among the Fortress Value Acquisition Corp. II and the other parties thereto (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on February 22, 2021 and incorporated herein by reference)
10.4	Amended and Restated Registration Rights Agreement, dated as of February 21, 2021, by and among Fortress Value Acquisition Corp. II, Fortress Acquisition Sponsor II LLC and the other parties thereto (filed as Exhibit 10.4 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)

10.5	First Amendment to Amended and Restated Registration Rights Agreement, dated as of June 16, 2021, by and among Fortress Value Acquisition Corp. II, Fortress Acquisition Sponsor II LLC and the other parties thereto (filed as Exhibit 10.5 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)
10.6†	ATI Physical Therapy 2021 Equity Incentive Plan (filed as Annex L to the Definitive Proxy Statement of the Company filed on May 14, 2021 and incorporated herein by reference)
10.7	Form of Indemnity Agreement (filed as Exhibit 10.17 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)
10.8†	Employment Agreement, dated as of February 21, 2021, between Fortress Value Acquisition Corp. II and Labeed S. Diab (filed as Exhibit 10.5 to the Current Report on Form 8-K of the Company on February 22, 2021 and incorporated herein by reference)
10.9†	Mutual Release, dated as of August 7, 2021, by and between ATI Physical Therapy, Inc. and Labeed Diab (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company on November 17, 2021 and incorporated herein by reference)
10.10†	Employment Agreement, dated as of February 21, 2021, between Fortress Value Acquisition Corp. II and Joseph Jordan (filed as Exhibit 10.6 to the Current Report on Form 8-K of the Company on February 22, 2021 and incorporated herein by reference)
10.11†	Employment Agreement, dated as of May 14 2021, between Fortress Value Acquisition Corp. II and Ray Wahl (filed as Annex J to the Definitive Proxy Statement of the Company filed on May 14, 2021 and incorporated herein by reference)
10.12†	Employment Agreement, dated as of May 14, 2021 between Fortress Value Acquisition Corp. II and Cedric Coco (filed as Annex K to the Definitive Proxy Statement of the Company filed on May 14, 2021 and incorporated herein by reference)
10.13†	Mutual Release, dated as of July 25, 2021 by and between ATI Physical Therapy, Inc. and Cedric Coco (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company on November 17, 2021 and incorporated herein by reference)
10.14†*	Employment Agreement, dated as of May 14 2021, between Fortress Value Acquisition Corp. II and Diana Chafey
10.15†*	Employment Agreement, dated as of May 14 2021, between Fortress Value Acquisition Corp. II and Joseph Zavalishin
10.16†*	Employment Agreement, dated as of May 14 2021, between Fortress Value Acquisition Corp. II and Augustus Oakes
10.17	First Lien Credit Agreement, dated as of May 10, 2016, by and among, inter alios, ATI Holdings Acquisition, Inc., as borrower, the lenders from time to time party thereto and Barclays Bank PLC as administrative agent (filed as Exhibit 10.6 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)
10.18	First Amendment to First Lien Credit Agreement, dated as of December 13, 2016, by and among, inter alios, ATI Holdings Acquisition, Inc., as borrower, the lenders from time to time party thereto and Barclays Bank PLC as administrative agent (filed as Exhibit 10.7 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)

10.19	Second Amendment to First Lien Credit Agreement, dated as of June 29, 2017, by and among, inter alios, ATI Holdings Acquisition, Inc., as borrower, the lenders from time to time party thereto and Barclays Bank PLC as administrative agent (filed as Exhibit 10.8 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)
10.20	Third Amendment to First Lien Credit Agreement, dated as of August 16, 2017, by and among, inter alios, ATI Holdings Acquistion, Inc., as borrower, the lenders from time to time party thereto and Barclays Bank PLC as administrative agent (filed as Exhibit 10.9 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)
10.21	Fourth Amendment to First Lien Credit Agreement, dated as of August 16, 2017, by and among, inter alios, ATI Holdings Acquisition, Inc., as borrower, the lenders from time to time party thereto and Barclays Bank PLC as administrative agent (filed as Exhibit 10.10 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)
10.22	Fifth Amendment to First Lien Credit Agreement, dated as of October 2, 2018, by and among, inter alios, ATI Holdings Acquisition, Inc., as borrower, the lenders from time to time party thereto and Barclays Bank PLC as administrative agent (filed as Exhibit 10.11 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)
10.23	Credit Agreement, dated as of February 24, 2022, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., Barclays Bank PLC, as Administrative Agent and Issuing Bank and the other lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)
10.24
Series A Senior Preferred Stock Purchase Agreement, dated as of February 24, 2022, by and between ATI Physical Therapy, Inc. and the Purchasers signatory thereto (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)

10.25	Investors’ Rights Agreement, dated as of February 24, 2022, by and among ATI Physical Therapy, Inc. and the Holders party thereto from time to time (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)
16.1	Letter from WithumSmith+Brown, PC to the SEC (filed as Exhibit 16.1 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Operations Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer, Principal Financial Officer, and Principal Operations Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed or furnished herewith
† Management contract or compensatory plan or arrangement
Schedule II - Valuation and Qualifying Accounts

$ in thousands	Balance at Beginning of Year	Additions	Deductions/ Adjustments	Balance at End of Year
Year ended December 31, 2021
Allowance for doubtful accounts (1)	69,693	16,369	(32,529)	53,533
Valuation allowance for deferred tax assets (2)	22,581	35,731	—	58,312
Year ended December 31, 2020
Allowance for doubtful accounts (1)	80,350	16,231	(26,888)	69,693
Valuation allowance for deferred tax assets (3)	23,562	—	(981)	22,581
Year ended December 31, 2019
Allowance for doubtful accounts (1)	77,115	22,191	(18,956)	80,350
Valuation allowance for deferred tax assets (4)	58,505	—	(34,943)	23,562
(1) The additions to the allowance for doubtful accounts represent the provision for doubtful accounts that is recorded based upon the Company's evaluation of the collectability of accounts receivable. Deductions/Adjustments are primarily related to actual write-offs of receivables and other adjustments.
(2) The increase in the valuation allowance for deferred tax assets is primarily related to an increase in net operating loss carryforwards not expected to be realized prior to expiration. Refer to Note 16 - Income Taxes in the consolidated financial statements included in Part II, Item 8, of this Form 10-K for further details.
(3) The decrease in the valuation allowance for deferred tax assets is primarily related to removal of valuation allowance on net loss carryforwards due to current period taxable income.
(4) The decrease in the valuation allowance for deferred tax assets is primarily related to the removal of both U.S. federal and state valuation allowance on net operating loss carryforwards based on operating performance and the expectation of future taxable income.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ATI PHYSICAL THERAPY, INC.

Date: March 1, 2022

/s/ JOSEPH JORDAN
Joseph Jordan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 1, 2022.

/s/ JOHN (JACK) LARSEN	Executive Chairman (member of leadership team fulfilling the role of Principal Executive Officer)
John (Jack) Larsen

/s/ JOSEPH JORDAN	Chief Financial Officer (Principal Financial Officer and member of leadership team fulfilling the role of Principal Executive Officer)
Joseph Jordan

/s/ RAY WAHL	Chief Operating Officer (member of leadership team fulfilling the role of Principal Executive Officer)
Ray Wahl

/s/ BRENT RHODES	Chief Accounting Officer (Principal Accounting Officer)
Brent Rhodes

/s/ JOHN MALDONADO	Director
John Maldonado

/s/ CARMINE PETRONE	Director
Carmine Petrone

/s/ JOANNE M. BURNS	Director
Joanne M. Burns

/s/ JAMES E. PARISI	Director
James E. Parisi

/s/ ANDREW A. MCKNIGHT	Director
Andrew A. McKnight

/s/ TERESA SPARKS	Director
Teresa Sparks

Director
Daniel Dourney