Form 10-Q
period 2022-03-31
ATI Physical Therapy, Inc.
filed 2022-05-10
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 5, 2022, there were approximately 206,825,028 shares of the registrant's common stock legally outstanding.

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
•the severity of climate change or the weather and natural disasters that can occur in the regions of the U.S. in which we operate, which could cause disruption to our business;
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
•risk resulting from the IPO Warrants, Earnout Shares and Vesting Shares being accounted for as liabilities;
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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-Q are more fully described under the heading “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. The risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Form 10-Q describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the business of the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I - FINANCIAL INFORMATION - UNAUDITED
Item 1. Financial Statements

ATI Physical Therapy, Inc.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$94,797	$48,616
Accounts receivable (net of allowance for doubtful accounts of $51,519 and $53,533 at March 31, 2022 and December 31, 2021, respectively)	87,809	82,455
Prepaid expenses	8,706	9,303
Other current assets	6,658	3,204
Total current assets	197,970	143,578

Property and equipment, net	136,776	139,730
Operating lease right-of-use assets	255,372	256,646
Goodwill, net	492,240	608,811
Trade name and other intangible assets, net	372,090	411,696
Other non-current assets	2,811	2,233
Total assets	$1,457,259	$1,562,694

Liabilities, Mezzanine Equity and Stockholders' Equity:
Current liabilities:
Accounts payable	$12,264	$15,146
Accrued expenses and other liabilities	59,391	64,584
Current portion of operating lease liabilities	50,651	49,433
Current portion of long-term debt	—	8,167
Total current liabilities	122,306	137,330

Long-term debt, net	477,817	543,799
Warrant liability	2,664	4,341
Contingent common shares liability	21,026	45,360
Deferred income tax liabilities	44,178	67,459
Operating lease liabilities	248,354	250,597
Other non-current liabilities	2,348	2,301
Total liabilities	918,693	1,051,187
Commitments and contingencies (Note 17)
Mezzanine equity:
Series A Senior Preferred Stock, $0.0001 par value; 1.0 million shares authorized; $1,011.67 stated value per share and 0.2 million shares issued and outstanding at March 31, 2022; none issued and outstanding at December 31, 2021	140,340	—
Stockholders' equity:
Class A common stock, $0.0001 par value; 470.0 million shares authorized; 207.4 million shares issued, 197.5 million shares outstanding at March 31, 2022; 207.4 million shares issued, 197.4 million shares outstanding at December 31, 2021	20	20
Treasury stock, at cost, 0.04 million shares and 0.03 million shares at March 31, 2022 and December 31, 2021, respectively	(117)	(95)
Additional paid-in capital	1,373,282	1,351,597
Accumulated other comprehensive income	3,780	28
Accumulated deficit	(984,882)	(847,132)
Total ATI Physical Therapy, Inc. equity	392,083	504,418
Non-controlling interests	6,143	7,089
Total stockholders' equity	398,226	511,507
Total liabilities, mezzanine equity and stockholders' equity	$1,457,259	$1,562,694
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

Net patient revenue	$138,925	$132,271
Other revenue	14,897	16,791
Net operating revenue	153,822	149,062

Cost of services:
Salaries and related costs	87,415	80,654
Rent, clinic supplies, contract labor and other	51,615	43,296
Provision for doubtful accounts	5,105	7,171
Total cost of services	144,135	131,121
Selling, general and administrative expenses	30,024	24,726
Goodwill and intangible asset impairment charges	155,741	—
Operating loss	(176,078)	(6,785)
Change in fair value of warrant liability (Note 12)	(1,677)	—
Change in fair value of contingent common shares liability (Note 13)	(24,334)	—
Interest expense, net	8,656	16,087
Interest expense on redeemable preferred stock	—	5,308
Other expense, net	2,781	153
Loss before taxes	(161,504)	(28,333)
Income tax benefit	(23,281)	(10,515)
Net loss	(138,223)	(17,818)
Net (loss) income attributable to non-controlling interests	(473)	1,309
Net loss attributable to ATI Physical Therapy, Inc.	$(137,750)	$(19,127)

Loss per share of Class A common stock:
Basic	$(0.70)	$(0.15)
Diluted	$(0.70)	$(0.15)
Weighted average shares outstanding:
Basic and diluted	199,971	128,286
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
($ in thousands)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

Net loss	$(138,223)	$(17,818)
Other comprehensive income:
Unrealized gain on interest rate swap	3,752	561
Comprehensive loss	$(134,471)	$(17,257)
Net (loss) income attributable to non-controlling interests	(473)	1,309
Comprehensive loss attributable to ATI Physical Therapy, Inc.	$(133,998)	$(18,566)
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
($ in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	197,409,964	$20	29,791	$(95)	$1,351,597	$28	$(847,132)	$7,089	$511,507
Issuance of 2022 Warrants	—	—	—	—	19,725	—	—	—	19,725
Vesting of restricted shares distributed to holders of ICUs	75,497	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock awards	40,613	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock awards	(12,824)	—	12,824	(22)	—	—	—	—	(22)
Share-based compensation	—	—	—	—	1,960	—	—	—	1,960
Other comprehensive income (1)	—	—	—	—	—	3,752	—	—	3,752
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(473)	(473)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(473)	(473)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(137,750)	—	(137,750)
Balance at March 31, 2022	197,513,250	$20	42,615	$(117)	$1,373,282	$3,780	$(984,882)	$6,143	$398,226

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	938,557	$9	—	$—	$954,732	$(1,907)	$(68,804)	$17,087	$901,117
Retrospective application of reverse recapitalization	127,346,957	4	—	—	(4)	—	—	—	—
Adjusted balance at January 1, 2021	128,285,514	$13	—	$—	$954,728	$(1,907)	$(68,804)	$17,087	$901,117
Share-based compensation	—	—	—	—	504	—	—	—	504
Other comprehensive income (1)	—	—	—	—	—	561	—	—	561
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(3,575)	(3,575)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	1,309	1,309
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(19,127)	—	(19,127)
Balance at March 31, 2021	128,285,514	$13	—	$—	$955,232	$(1,346)	$(87,931)	$14,821	$880,789
(1)Other comprehensive income related to unrealized gain on interest rate swap
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating activities:
Net loss	$(138,223)	$(17,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and intangible asset impairment charges	155,741	—
Depreciation and amortization	10,111	9,619
Provision for doubtful accounts	5,105	7,171
Deferred income tax provision	(23,281)	(10,515)
Amortization of right-of-use assets	11,807	11,055
Share-based compensation	1,960	504
Amortization of debt issuance costs and original issue discount	660	1,045
Non-cash interest expense on redeemable preferred stock	—	5,308
Loss on extinguishment of debt	2,809	—
(Gain) loss on disposal and impairment of assets	(219)	221
Change in fair value of warrant liability	(1,677)	—
Change in fair value of contingent common shares liability	(24,334)	—
Changes in:
Accounts receivable, net	(10,459)	(11,148)
Prepaid expenses and other current assets	588	(5,265)
Other non-current assets	14	(112)
Accounts payable	(928)	1,060
Accrued expenses and other liabilities	(544)	(5,686)
Operating lease liabilities	(11,555)	(15,984)
Other non-current liabilities	(37)	473
Medicare Accelerated and Advance Payment Program Funds	(4,269)	—
Net cash used in operating activities	(26,731)	(30,072)

Investing activities:
Purchases of property and equipment	(8,772)	(8,376)
Purchases of intangible assets	—	(650)
Proceeds from sale of property and equipment	114	16
Proceeds from sale of clinics	—	248
Net cash used in investing activities	(8,658)	(8,762)

Financing activities:
Proceeds from long-term debt	500,000	—
Deferred financing costs	(12,952)	—
Original issue discount	(10,000)	—
Principal payments on long-term debt	(555,048)	(2,042)
Proceeds from issuance of Series A Senior Preferred Stock	144,667	—
Proceeds from issuance of 2022 Warrants	20,333	—
Equity issuance costs and original issue discount	(4,935)	—
Taxes paid on behalf of employees for shares withheld	(22)	—
Distribution to non-controlling interest holders	(473)	(3,575)
Net cash provided by (used in) financing activities	81,570	(5,617)

Changes in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	46,181	(44,451)
Cash and cash equivalents at beginning of period	48,616	142,128
Cash and cash equivalents at end of period	$94,797	$97,677

Supplemental noncash disclosures:
Derivative changes in fair value	$(3,752)	$(561)
Purchases of property and equipment in accounts payable	$2,223	$2,161

Other supplemental disclosures:
Cash paid for interest	$3,932	$14,990
Cash paid for taxes	$35	$1
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Note 1. Overview of the Company
ATI Physical Therapy, Inc., together with its subsidiaries (herein referred to as “we,” “the Company,” “ATI Physical Therapy” and “ATI”), is a nationally recognized healthcare company, specializing in outpatient rehabilitation and adjacent healthcare services. The Company provides outpatient physical therapy services under the name ATI Physical Therapy and, as of March 31, 2022, had 922 clinics (as well as 20 clinics under management service agreements) located in 25 states. The Company offers a variety of services within its clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services. The Company’s direct and indirect wholly-owned subsidiaries include, but are not limited to, Wilco Holdco, Inc., ATI Holdings Acquisition, Inc. and ATI Holdings, LLC.
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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the following:
•The Company applied for and obtained approval to receive $26.7 million of Medicare Accelerated and Advance Payment Program ("MAAPP") funds during the quarter ended June 30, 2020. During the three months ended March 31, 2022, the Company applied $4.3 million in MAAPP funds against the outstanding liability. Because the Company has not yet met all required performance obligations or performed the services related to the remaining funds, as of March 31, 2022 and December 31, 2021, $8.0 million and $12.3 million of the funds are recorded in accrued expenses and other liabilities, respectively.
•The Company elected to defer depositing the employer portion of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free. Related to these payments, as of March 31, 2022 and December 31, 2021, $5.9 million is included in accrued expenses and other liabilities.
Note 2. Basis of Presentation and Recent Accounting Standards
The accompanying unaudited condensed consolidated financial statements of the Company were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
Management believes the unaudited condensed consolidated financial statements for interim periods presented contain all necessary adjustments to state fairly, in all material respects, the Company's financial position, results of operations and cash flows for the interim periods presented.
Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results the Company expects for the entire year. In addition, the influence of seasonality, changes in payor contracts, changes in rate per visit, changes in referral and visit volumes, strategic transactions, labor market dynamics and wage inflation, changes in laws and general economic conditions in the markets in which the Company operates and other factors impacting the Company's operations may result in any period not being comparable to the same period in previous years. Preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts during the reporting period. Actual results could differ from those estimates.
The Company reports segment information based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. All of the Company’s operations are conducted within the United States. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment.
For further information regarding the Company's accounting policies and other information, the condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

Recently adopted accounting guidance
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard was subsequently amended by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. This standard is optional and may be applied by entities after March 12, 2020, but no later than December 31, 2022. As of March 31, 2022, the Company has derivative instruments for which the interest rates are indexed to the London InterBank Offered Rate (“LIBOR”). During the period ended March 31, 2022, the Company modified the reference rate index on its hedged items from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives, which is LIBOR. The guidance allows for different expedient elections to be made at different points in time. As of March 31, 2022, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements, however, the Company will continue to assess the potential impact on its future hedging relationships and expedient elections, as applicable.
Recent accounting pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers, which provides guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. This ASU is effective for the Company on January 1, 2023, with early adoption permitted, and shall be applied on a prospective basis to business combinations that occur on or after the adoption date. The Company is evaluating the effect that the implementation of this standard may have on the Company's consolidated financial statements, but does not currently expect the impact to be material.
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
(4) Excludes 15.0 million Earnout Shares, 6.9 million Public Warrants and 3.0 million Private Placement Warrants to purchase Class A common stock. Refer to Note 12 - IPO Warrant Liability and Note 13 - Contingent Common Shares Liability for further details.
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
Wilco Holdco Series A Preferred Stock
Immediately following the Business Combination, all holders of the previously outstanding shares of Wilco Holdco Series A Preferred Stock received a proportionate share of $59.0 million and 12.8 million shares of ATI Physical Therapy, Inc. Class A common stock based on the terms of the Merger Agreement. Refer to Note 11 - Wilco Holdco Redeemable Preferred Stock for further details.

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
Refer to Note 13 - Contingent Common Shares Liability and Note 14 - Fair Value Measurements for further details.
IPO Warrants
Immediately following the Business Combination, the Company had outstanding Public Warrants to purchase an aggregate of 6.9 million shares of the Company’s Class A common stock ("Public Warrants") and outstanding Private Placement Warrants to purchase an aggregate of 3.0 million shares of the Company's Class A common stock ("Private Placement Warrants") (collectively, the “IPO Warrants”). In conjunction with the Business Combination, 3.0 million Private Placement Warrants were transferred and surrendered for no consideration based on terms of the Sponsor Letter Agreement.
Refer to Note 12 - IPO Warrant Liability and Note 14 - Fair Value Measurements for further details.
The following table reflects the components of cash movement related to the Business Combination, PIPE investment and debt repayments (in thousands):

Cash in trust with FAII as of the Closing Date of the Business Combination	$345,036
Cash used for redemptions of FAII Class A common stock	(89,877)
FAII transaction costs paid at closing	(25,821)
Cash inflow from Business Combination	229,338
Wilco Holdco, Inc. transaction costs offset against proceeds	(19,233)
Net proceeds from FAII in Business Combination	210,105
Cash proceeds from PIPE investment	300,000
Repayment of second lien subordinated loan	(231,335)
Partial repayment of 2016 first lien term loan	(216,700)
Cash payment to Wilco Holdco Series A Preferred stockholders	(59,000)
Wilco Holdco, Inc. transaction costs expensed during 2021	(5,543)
Net decrease in cash related to Business Combination, PIPE investment and debt repayments	$(2,473)

During 2021, the Company expensed $5.5 million in transaction costs related to the Business Combination, which were classified as selling, general and administrative expenses in the consolidated statement of operations. In addition, $19.2 million of Wilco Holdco, Inc. transaction costs related to the Business Combination were offset against additional paid-in capital in the consolidated statements of changes in stockholders’ equity as these costs were determined to be directly attributable to the recapitalization.
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
2021 acquisitions
During 2021, the Company completed 3 acquisitions consisting of 7 total clinics. The Company paid approximately $4.5 million in cash and $1.4 million in future payment consideration, subject to certain time or performance conditions set out in the purchase agreements, to complete the acquisitions. The acquisitions qualified for purchase accounting treatment under ASC Topic 805, Business Combinations, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the respective acquisition dates. Of the total amount of consideration, $5.5 million was allocated to goodwill based on management's valuations, which were preliminary and subject to completion of the Company's valuation analysis through the 12 month measurement period. Management finalized its valuation analysis at March 31, 2022 and valuation adjustments to the assets acquired and liabilities assumed were not material. Goodwill represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized, such as assembled workforce, synergies, and location. The entire amount of goodwill recorded from these purchases will be deductible for income tax purposes. Acquisition-related costs to complete the transactions, net operating revenue and net income recognized in 2021 related to the acquisitions were not material, individually and in the aggregate. Unaudited proforma consolidated financial information for the acquisitions have not been included as the results are not material, individually and in the aggregate.
Note 4. Revenue from Contracts with Customers
The following table disaggregates net operating revenue by major service line for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net patient revenue	$138,925	$132,271
ATI Worksite Solutions (1)	8,651	8,493
Management Service Agreements (1)	3,155	3,497
Other revenue (1)	3,091	4,801
	$153,822	$149,062
(1)ATI Worksite Solutions, Management Service Agreements and Other revenue are included within other revenue on the face of the condensed consolidated statements of operations.

The following table disaggregates net patient revenue for each associated payor class as a percentage of total net patient revenue for the periods indicated below:

	Three Months Ended
	March 31, 2022	March 31, 2021
Commercial	56.8%	55.4%
Government	23.6%	22.6%
Workers’ compensation	13.2%	16.0%
Other (1)	6.4%	6.0%
	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury.
Note 5. Goodwill, Trade Name and Other Intangible Assets
Changes in the carrying amount of goodwill consisted of the following (in thousands):

Total Goodwill
Goodwill at December 31, 2021 (1)	$608,811
Impairment charges	(116,335)
Acquisitions (2)	(236)
Goodwill at March 31, 2022	$492,240
(1) Net of accumulated impairment losses of $726.8 million.
(2) Represents final valuation adjustments related to 2021 acquisitions. Refer to Note 3 - Business Combinations and Divestiture for additional information.
The table below summarizes the Company’s carrying amount of trade name and other intangible assets at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Gross intangible assets:
ATI trade name (1)	$369,954	$409,360
Non-compete agreements	2,395	2,405
Other intangible assets	640	640
Accumulated amortization:
Accumulated amortization – non-compete agreements	(604)	(425)
Accumulated amortization – other intangible assets	(295)	(284)
Total trade name and other intangible assets, net	$372,090	$411,696
(1) Not subject to amortization. The Company recorded $39.4 million of impairment charges related to the trade name indefinite-lived intangible asset during the three months ended March 31, 2022.
Amortization expense for the three months ended March 31, 2022 and 2021 was immaterial. The Company estimates that amortization expense related to intangible assets is expected to be immaterial over the next five fiscal years and thereafter.

Interim impairment testing as of March 31, 2022
During the quarter ended March 31, 2022, the Company identified an interim triggering event as a result of factors including potential changes in discount rates and the recent decrease in share price. The Company determined that the combination of these factors constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets.
As it was determined that it was more likely than not that the fair value of our trade name indefinite-lived intangible asset was below its carrying value, the Company performed an interim quantitative impairment test as of the March 31, 2022 balance sheet date. The Company utilized the relief from royalty method to estimate the fair value of the trade name indefinite-lived intangible asset. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate. As a result of the analysis, the Company recognized a $39.4 million non-cash interim impairment in the line item goodwill and intangible asset impairment charges in its condensed consolidated statements of operations, which represents the difference between the estimated fair value of the Company’s trade name indefinite-lived intangible asset and its carrying value.
The Company evaluated its asset groups, including operating lease right-of-use assets that were evaluated based on clinic-level cash flows and clinic-specific market factors, noting no material impairment.
As it was determined that it was more likely than not that the fair value of our single reporting unit was below its carrying value, the Company performed an interim quantitative impairment test. In order to determine the fair value of our single reporting unit, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, the terminal growth rate, the discount rate and relevant market multiples. As a result of the analysis, the Company recognized a $116.3 million non-cash interim impairment in the line item goodwill and intangible asset impairment charges in its condensed consolidated statements of operations, which represented the difference between the estimated fair value of the Company’s single reporting unit and its carrying value.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected revenue growth rates, EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, then our reporting unit or indefinite-lived intangible assets might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of goodwill and the Company’s trade name indefinite-lived intangible asset have been impaired as of March 31, 2022 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates.

Note 6. Property and Equipment
Property and equipment consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Equipment	$37,067	$36,278
Furniture and fixtures	17,300	17,141
Leasehold improvements	187,489	183,542
Automobiles	19	19
Computer equipment and software	95,855	95,362
Construction-in-progress	4,134	3,793
	341,864	336,135
Accumulated depreciation and amortization	(205,088)	(196,405)
Property and equipment, net	$136,776	$139,730
The following table presents the amount of depreciation expense recorded in rent, clinic supplies, contract labor and other and selling, general and administrative expenses in the Company’s condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Rent, clinic supplies, contract labor and other	$7,086	$6,506
Selling, general and administrative expenses	2,835	3,058
Total depreciation expense	$9,921	$9,564
Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Salaries and related costs	$17,174	$27,257
CARES Act funds (1)	13,910	18,179
Accrued professional fees	8,993	5,649
Credit balance due to patients and payors	4,049	4,240
Accrued interest	4,046	—
Accrued contract labor	3,520	2,057
Transaction-related costs (2)	303	349
Other payables and accrued expenses	7,396	6,853
Total	$59,391	$64,584
(1) Includes current portion of MAAPP funds received and deferred employer Social Security tax payments.
(2) Represents costs related to public readiness initiatives and corporate transactions.

Note 8. Borrowings
Long-term debt consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Senior Secured Term Loan (1) (due February 24, 2028)	$500,000	$—
2016 first lien term loan (2)	—	555,048
Less: unamortized debt issuance costs	(12,303)	(1,935)
Less: unamortized original issue discount	(9,880)	(1,147)
Total debt, net	477,817	551,966
Less: current portion of long-term debt	—	(8,167)
Long-term debt, net	$477,817	$543,799
(1) Interest rate of 8.25% at March 31, 2022, with interest payable in designated installments at a variable interest rate. The effective interest rate for the Senior Secured Term Loan was 9.2% at March 31, 2022.
(2) Loan balance was repaid in its entirety on February 24, 2022. The effective interest rate for the 2016 first lien term loan was 4.9% at December 31, 2021.
2016 first and second lien credit agreements
In connection with the Business Combination on June 16, 2021, the Company paid down $216.7 million of its 2016 first lien term loan. The Company recognized $1.7 million in loss on debt extinguishment related to the derecognition of the proportionate amount of remaining unamortized deferred financing costs and unamortized original issue discount associated with the partial debt repayment.
In connection with the Business Combination on June 16, 2021, the Company paid $231.3 million to settle its second lien subordinated term loan. The Company recognized $3.8 million in loss on debt extinguishment related to the derecognition of the remaining unamortized deferred financing costs in conjunction with the debt repayment.
On February 24, 2022, the Company paid $555.0 million to settle its existing term loan (the "2016 first lien term loan"). The Company accounted for the transaction as a debt extinguishment and recognized $2.8 million in loss on debt extinguishment related to the derecognition of the remaining unamortized deferred financing costs and unamortized original issue discount in conjunction with the debt repayment. The loss on debt extinguishment associated with the repayment of the 2016 first lien term loan has been reflected in other expense, net in the condensed consolidated statements of operations.
2022 Credit Agreement
On February 24, 2022 (the "Refinancing Date"), the Company entered into various financing arrangements to refinance its existing long-term debt (the "2022 Debt Refinancing"). As part of the 2022 Debt Refinancing, ATI Holdings Acquisition, Inc. (the "Borrower"), an indirect subsidiary of ATI Physical Therapy, Inc., entered into a credit agreement among the Borrower, Wilco Intermediate Holdings, Inc. ("Holdings"), as loan guarantor, Barclays Bank PLC, as administrative agent and issuing bank, and a syndicate of lenders (the "2022 Credit Agreement"). The 2022 Credit Agreement provides a $550.0 million credit facility (the "2022 Credit Facility") that is comprised of a $500.0 million senior secured term loan (the "Senior Secured Term Loan") which was fully funded at closing and a $50.0 million "super priority" senior secured revolver (the "Revolving Loans") with a $10.0 million letter of credit sublimit. The 2022 Credit Facility refinanced and replaced the Company's prior credit facility for which Barclays Bank PLC served as administrative agent for a syndicate of lenders.

In connection with the 2022 Debt Refinancing, the Company also entered into a preferred stock purchase agreement, consisting of senior preferred stock with detachable warrants to purchase common stock for an aggregate stated value of $165.0 million (collectively, the “Preferred Stock Financing”). See Note 10 - Mezzanine and Stockholders' Equity for further information regarding the Preferred Stock Financing.
The Company capitalized debt issuance costs totaling $12.5 million related to the 2022 Credit Facility as well as an original issue discount of $10.0 million, which are amortized over the terms of the respective financing arrangements.
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. As of March 31, 2022, borrowings on the Senior Secured Term Loan bear interest at 3-month SOFR, subject to a 1.0% floor, plus 7.25%. The Company may elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement.
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company capitalized issuance costs of $0.5 million related to the Revolving Loans. Unamortized issuance costs of $0.2 million related to the revolving loans under the 2016 credit agreement were added to the balance of unamortized issuance costs to be amortized over the term of the Revolving Loans pursuant to debt extinguishment accounting guidance. Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans and the revolving loans under the 2016 credit agreement, respectively, were $0.7 million as of March 31, 2022, and $0.3 million as of December 31, 2021.
The 2022 Credit Facility is guaranteed by certain of the Company’s subsidiaries and is secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions.
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. The financial covenants require the Company to maintain $30.0 million of minimum liquidity at each test date through the first quarter of 2024. Additionally, beginning in the second quarter of 2024, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 7.00:1.00. The net leverage ratio covenant decreases in the third quarter of 2024 to 6.75:1.00 and further decreases in the first quarter of 2025 to 6.25:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods.
The 2022 Credit Facility contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. Failure to comply with these covenants and restrictions could result in an event of default under the 2022 Credit Facility, subject to customary cure periods. In such an event, all amounts outstanding under the 2022 Credit Facility, together with any accrued interest, could then be declared immediately due and payable.

Under the 2022 Credit Facility the Company may be required to make certain mandatory prepayments upon the occurrence of certain events, including: an event of default, a Prepayment Asset Sale or receipt of Net Insurance Proceeds (as defined in the 2022 Credit Agreement) in excess of $15.0 million, or excess cash flows exceeding certain thresholds (as defined in the 2022 Credit Agreement).
The Company had letters of credit totaling $1.2 million under the letter of credit sub-facility on the revolving credit facilities as of March 31, 2022 and December 31, 2021, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.
Aggregate maturities of long-term debt at March 31, 2022 are as follows (in thousands):

2022 (remainder of year)	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	500,000
Total future maturities	500,000
Unamortized original issue discount and debt issuance costs	(22,183)
Total debt, net	$477,817
Note 9. Share-Based Compensation
The Company recognizes compensation expense for all share-based compensation awarded to employees, net of forfeitures, using a fair value-based method. The grant-date fair value of each award is amortized to expense on a straight-line basis over the award’s vesting period. Compensation expense associated with share-based awards is included in salaries and related costs and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations, depending on whether the award recipient is a clinic-level or corporate employee, respectively. Share-based compensation expense is adjusted for forfeitures as incurred.
ATI 2021 Equity Incentive Plan
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which it may grant equity interests of ATI Physical Therapy, Inc., in the form of stock options, stock appreciation rights, restricted stock awards and restricted stock units, to members of management, key employees and independent directors of the Company and its subsidiaries. The Compensation Committee is authorized to make grants and to make various other decisions under the 2021 Plan. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 20.7 million. As of March 31, 2022, approximately 9.4 million shares were available for future grant.
2022 grants
During the first quarter of 2022, the Company granted stock options and restricted stock units ("RSUs") to certain employees and independent directors of the Company. For the three months ended March 31, 2022, approximately 5.2 million stock options and 4.5 million RSUs were granted under the 2021 Plan. The weighted average grant date fair values related to the 2022 grants were $1.01 and $2.23 for the stock options and RSUs, respectively.

The fair values of each stock option granted was determined using the Black-Scholes option-pricing model. As the Company does not have sufficient historical share option exercise experience for such "plain-vanilla" awards, the expected option term was determined using the simplified method, which is the average of the option's vesting and contractual term. Volatility is measured using the historical volatility of certain comparable companies, using daily log-returns of stock prices, as adjusted for the impact of financial leverage. The risk-free interest rate reflects the U.S. Treasury yield curve in effect at the time of the grant. The following weighted-average assumptions were used for the options granted in 2022:

2022
Weighted-average grant-date fair value of options	$1.01
Risk-free interest rate	1.74%
Term (years)	6.2
Volatility	61.20%
Expected dividend	—%
As of March 31, 2022, the unrecognized compensation expense related to stock options was $6.2 million, to be recognized over a weighted-average period of 3.6 years, and the unrecognized compensation expense related to RSUs was $9.8 million, to be recognized over a weighted-average period of 2.5 years.
Total share-based compensation expense recognized in the three months ended March 31, 2022 was approximately $2.0 million.
Note 10. Mezzanine and Stockholders' Equity
ATI Physical Therapy, Inc. Series A Senior Preferred Stock
In connection with the 2022 Debt Refinancing, the Company issued 165,000 shares of non-convertible preferred stock (the "Series A Senior Preferred Stock") plus 5.2 million warrants to purchase shares of the Company's common stock at an exercise price of $3.00 per share (the "Series I Warrants") and warrants to purchase 6.3 million shares of the Company's common stock at an exercise price equal to $0.01 per share (the "Series II Warrants"). The shares of the Series A Senior Preferred Stock have a par value of $0.0001 per share and an initial stated value of $1,000 per share, for an aggregate initial stated value of $165.0 million. The Company is authorized to issue 1.0 million shares of preferred stock per the Certificate of Designation. As of March 31, 2022, there was 0.2 million shares of Series A Senior Preferred Stock issued and outstanding.
The gross proceeds received from the issuance of the Series A Senior Preferred Stock and the Series I and Series II Warrants were $165.0 million, which was allocated among the instruments based on the relative fair values of each instrument. Of the gross proceeds, $144.7 million was allocated to the Series A Senior Preferred Stock, $5.1 million to the Series I Warrants and $15.2 million to the Series II Warrants. The resulting discount on the Series A Senior Preferred Stock will be recognized as a deemed dividend when those shares are subsequently remeasured upon becoming redeemable or probable of becoming redeemable. The Company recognized $2.9 million in issuance costs and $1.4 million of original issue discount related to the Series A Senior Preferred Stock.

The following table reflects the components of proceeds related to the Series A Senior Preferred Stock (in thousands):

Gross proceeds allocated to Series A Senior Preferred Stock	$144,667
Less: original issue discount	(1,447)
Less: issuance costs	(2,880)
Net proceeds received from issuance of Series A Senior Preferred Stock	$140,340
The Series A Senior Preferred Stock has priority over the Company's Class A common stock and all other junior equity securities of the Company, and is junior to the Company's existing or future indebtedness and other liabilities (including trade payables), with respect to payment of dividends, distribution of assets, and all other liquidation, winding up, dissolution, dividend and redemption rights.
The Series A Senior Preferred Stock carries an initial dividend rate of 12.0% per annum (the "Base Dividend Rate"), payable quarterly in arrears. Dividends will be paid in-kind and added to the stated value of the Series A Senior Preferred Stock. The Company may elect to pay dividends on the Series A Senior Preferred Stock in cash beginning on the third anniversary of the Refinancing Date and, with respect to any such dividends paid in cash, the dividend rate then in effect will be decreased by 1.0%.
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid in-kind dividends related to the Series A Preferred Stock were $1.9 million as of March 31, 2022.
The following table presents the change in the aggregate stated value and stated value per share of the Series A Senior Preferred Stock since the Refinancing Date (in thousands, except per share data):

Series A Senior Preferred Stock
Aggregate stated value as of February 24, 2022	$165,000
Accumulated paid in-kind dividends as of March 31, 2022	1,925
Aggregate stated value as of March 31, 2022	$166,925

Preferred shares issued and outstanding as of March 31, 2022	165

Stated value per share as of March 31, 2022	$1,011.67
The Company has the right to redeem the Series A Senior Preferred Stock, in whole or in part, at any time (subject to certain limitations on partial redemptions). The Redemption Price (as defined in the Certificate of Designation) for each share of Series A Senior Preferred Stock depends on when such optional redemption takes place, if at all.

The Series A Senior Preferred Stock is perpetual and is not mandatorily redeemable at the option of the holders, except upon the occurrence of a Mandatory Redemption Event (as defined in the Certificate of Designation). Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price. Because the Series A Senior Preferred Stock is mandatorily redeemable contingent on certain events outside the Company’s control, the Series A Senior Preferred Stock is classified as mezzanine equity in the Company's condensed consolidated balance sheets. Based on the Company’s assessment of the conditions which would trigger the redemption of the Series A Senior Preferred Stock, the Company has determined that the Series A Senior Preferred Stock is neither currently redeemable nor probable of becoming redeemable. Because the Series A Senior Preferred Stock is classified as mezzanine equity and is not considered redeemable or probable of becoming redeemable, the paid in-kind dividends that are added to the stated value do not impact the carrying value of the Series A Senior Preferred Stock in the Company’s condensed consolidated balance sheets. Should the Series A Senior Preferred Stock become probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount accordingly at the end of each reporting period. As of March 31, 2022, the redemption value of the Series A Senior Preferred Stock was $166.9 million, which is the stated value.
If an Event of Noncompliance occurs, then the holders of a majority of the then outstanding shares of Series A Senior Preferred Stock (the “Majority Holders”) have the right to demand that the Company engage in a sale/refinancing process to consummate a Forced Transaction (as defined in the Certificate of Designation). A Forced Transaction includes a refinancing of the Series A Senior Preferred Stock or a sale of the Company. Upon consummation of any Forced Transaction, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price.
Holders of shares of Series A Senior Preferred Stock have no voting rights with respect to the Series A Senior Preferred Stock except as set forth in the Certificate of Designation, other documents entered into in connection with the Purchase Agreement and the transactions contemplated thereby (collectively, the “Transaction Documents”), or as otherwise required by law. For so long as any Series A Senior Preferred Stock is outstanding, the Company is prohibited from taking certain actions without the prior consent of the Majority Holders as set forth in the Certificate of Designation which include: issuing equity securities ranking senior to or pari passu with the Series A Senior Preferred Stock, incurring indebtedness or liens, engaging in affiliate transactions, making restricted payments, consummating investments or asset dispositions, consummating a change of control transaction unless the Series A Senior Preferred Stock is redeemed in full, altering the Company’s organizational documents, and making material changes to the nature of the Company’s business.
Holders of Series A Senior Preferred Stock, voting as a separate class, have the right to designate and elect one director to serve on the Company’s board of directors until such time after the Refinancing Date that (i) as of any applicable fiscal quarter end, the Company’s trailing 12-month Consolidated Adjusted EBITDA (as defined in the Certificate of Designation) exceeds $100 million, or (ii) the Lead Purchaser ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Refinancing Date.

2022 Warrants
In connection with the Preferred Stock Financing, the Company agreed to issue to the preferred stockholders the Series I Warrants entitling the holders thereof to purchase 5.2 million shares of the Company's common stock at an exercise price equal to $3.00 per share, exercisable for 5 years from the Refinancing Date; and the Series II Warrants entitling holders thereof to purchase 6.3 million shares of the Company's common stock, at an exercise price equal to $0.01 per share, exercisable for 5 years from the Refinancing Date (collectively, the "2022 Warrants"). Such number of shares of common stock purchasable pursuant to the 2022 Warrant Agreement (the "2022 Warrant Shares") may be adjusted from time to time as set forth in the 2022 Warrant Agreement.
The 2022 Warrants are classified as equity instruments and were initially recorded at an amount equal to the proceeds received from the Preferred Stock Financing allocated among the Series A Senior Preferred Stock, the Series I Warrants, and the Series II Warrants based upon their relative fair values. Of the gross proceeds, $5.1 million was allocated to the Series I Warrants and $15.2 million was allocated to the Series II Warrants. The Company recognized total issuance costs and original issue discount of approximately $0.2 million and $0.5 million related to the Series I Warrants and Series II Warrants, respectively.
The following table reflects the components of proceeds related to the 2022 Warrants (in thousands):

	Series I Warrants	Series II Warrants	Total
Gross proceeds allocated to 2022 Warrants	$5,101	$15,232	$20,333
Less: original issue discount	(51)	(152)	(203)
Less: issuance costs	(102)	(303)	(405)
Net proceeds received from issuance of 2022 Warrants	$4,948	$14,777	$19,725
Class A common stock
The Company is authorized to issue 470.0 million shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At March 31, 2022, there were 207.4 million shares of Class A common stock issued and 197.5 million shares outstanding.
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

As of March 31, 2022, shares of Class A common stock reserved for potential future issuance, on an as-if converted basis, were as follows (in thousands):

March 31, 2022
Shares available for grant under the ATI 2021 Equity Incentive Plan	9,395
Earnout Shares reserved	15,000
2022 Warrants outstanding	11,498
IPO Warrants outstanding	9,867
Vesting Shares reserved(1)	8,625
Restricted shares(1,2)	1,248
Total shares of common stock reserved	55,633
(1) Represents shares of Class A common stock legally issued, but not outstanding, as of March 31, 2022.
(2) Represents a portion of the 2.0 million restricted shares distributed following the Business Combination to holders of unvested Incentive Common Units under the Wilco Acquisition, LP 2016 Equity Incentive Plan.
Treasury stock
During the three months ended March 31, 2022, the Company net settled 0.01 million shares of its Class A common stock related to employee tax withholding obligations associated with the Company's share-based compensation program. These shares are reflected at cost as treasury stock in the condensed consolidated financial statements. As of March 31, 2022, there were 0.04 million shares of treasury stock totaling $0.1 million recognized in the condensed consolidated balance sheets.
Note 11. Wilco Holdco Redeemable Preferred Stock
On May 10, 2016, Wilco Holdco, Inc. issued shares of Series A Preferred Stock (the “Wilco Holdco preferred stock”) for a total consideration value of $98.0 million. Prior to the Business Combination, the Wilco Holdco preferred stock was a class of equity that had priority over the Common Stock with respect to distribution rights, liquidation rights and dividend rights.
The Wilco Holdco preferred stockholders, from and after issuance, were entitled to cumulative preferred dividends at an annual rate per share equal to 10.25% of the original issue price. The dividend rate of the Wilco Holdco preferred stock increased by 0.25% at the end of each fiscal quarter beginning after the second anniversary of the issuance of the Wilco Holdco preferred stock.
Based on the terms of the Wilco Holdco preferred stockholder agreement, Wilco Holdco, Inc. was required to redeem all outstanding shares of preferred stock upon the occurrence of certain events, such as those related to full repayment of the 2016 first and second lien credit agreements or a deemed liquidating event. Based on these redemption requirements, the Wilco Holdco preferred stock was classified as debt (redeemable preferred stock) in the Company’s historical consolidated balance sheets.
Cumulative dividends related to the Wilco Holdco preferred stock were accrued as preferred dividends that increased the balance of the redeemable preferred stock on the Company’s consolidated balance sheets and were recognized as interest expense on redeemable preferred stock in the Company’s consolidated statements of operations. For the three months ended March 31, 2021, the Company incurred cumulative preferred dividends related to the preferred stock of $5.3 million. No dividends were paid related to the preferred stock.

In connection with the Business Combination, holders of the outstanding shares of Wilco Holdco Series A Preferred Stock received a proportionate share of $59.0 million and 12.8 million shares of Class A common stock based on the settlement terms in the Merger Agreement. During 2021, the Company recorded a loss on settlement of redeemable preferred stock in the condensed consolidated statement of operations of $14.0 million based on the value of the cash and equity provided to preferred stockholders in relation to the outstanding redeemable preferred stock liability. As a result of the Business Combination, the balance of redeemable preferred stock was fully settled.
Note 12. IPO Warrant Liability
The Company has outstanding Public Warrants to purchase an aggregate of 6.9 million shares of the Company’s Class A common stock at an exercise price of $11.50 per share and outstanding Private Placement Warrants to purchase an aggregate of 3.0 million shares of the Company's Class A common stock at an exercise price of $11.50 per share. There were no IPO Warrants exercised during the three months ended March 31, 2022.
The Company accounts for its outstanding IPO Warrants in accordance with the guidance contained in Accounting Standards Codification 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the IPO Warrants do not meet the criteria for equity treatment thereunder. As such, each IPO Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date. Refer to Note 14 - Fair Value Measurements for further details. Changes in fair value are recognized in change in fair value of warrant liability in the Company’s condensed consolidated statements of operations.
The following table presents the change in the fair value of Private Placement Warrants that is recognized in change in fair value of warrant liability in the condensed consolidated statement of operations for the period ending March 31, 2022 (in thousands):

Three Months Ended
March 31, 2022
Fair value, beginning of period	$1,305
Changes in fair value	(504)
Fair value, end of period	$801
The following table presents the changes in the fair value of the Public Warrants that is recognized in change in fair value of warrant liability in the condensed consolidated statements of operations for the period ending March 31, 2022 (in thousands):

Three Months Ended
March 31, 2022
Fair value, beginning of period	$3,036
Changes in fair value	(1,173)
Fair value, end of period	$1,863

Note 13. Contingent Common Shares Liability
Earnout Shares
Subject to the terms and conditions of the Merger Agreement, certain stockholders of Wilco Holdco, Inc. were provided the contingent right to receive, in the aggregate, up to 15.0 million shares of Class A common stock if, from the closing of the Business Combination until the 10th anniversary thereof, the dollar volume-weighted average price (“VWAP”) of Class A common stock exceeds certain thresholds. The Earnout Shares vest in three equal tranches of 5.0 million shares each if the VWAP of Class A common stock exceeds $12.00, $14.00 and $16.00 per share, respectively, over the designated period of time.
The Company accounts for the potential Earnout Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s condensed consolidated statements of operations. As of March 31, 2022, no Earnout Shares have been issued as none of the corresponding share price thresholds have been met.
The following table presents the changes in the fair value of the Earnout Shares that is recognized in change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the period ending March 31, 2022 (in thousands):

Three Months Ended
March 31, 2022
Fair value, beginning of period	$28,800
Changes in fair value	(15,450)
Fair value, end of period	$13,350
Refer to Note 14 - Fair Value Measurements for further details.
Vesting Shares
Subject to the terms and conditions of the Sponsor Letter Agreement that was executed in connection with the Merger Agreement, 8.6 million shares of Class F common stock of FAII outstanding immediately prior to the Business Combination converted to potential Class A common shares and became subject to vesting and forfeiture provisions. The Vesting Shares vest in three equal tranches of 2.9 million shares each if the VWAP of Class A common stock exceeds $12.00, $14.00 and $16.00 per share, respectively, over the designated period of time.
The Company accounts for the Vesting Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s condensed consolidated statements of operations. As of March 31, 2022, no Vesting Shares are outstanding as none of the corresponding share price thresholds have been met.

The following table presents the changes in the fair value of the Vesting Shares that is recognized in change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the period ending March 31, 2022 (in thousands):

Three Months Ended
March 31, 2022
Fair value, beginning of period	$16,560
Changes in fair value	(8,884)
Fair value, end of period	$7,676
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
As of March 31, 2022 and December 31, 2021, respectively, the recorded values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these items.
The Company's Senior Secured Term Loan and Revolving Loans are Level 2 fair value measures which have variable interest rates and, as of March 31, 2022, the recorded amounts approximate fair value. The Company utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms or maturities.
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
The key inputs into the Monte Carlo option pricing model were as follows as of March 31, 2022 and December 31, 2021 for the respective Level 3 instruments:

	Earnout Shares		Vesting Shares
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Risk-free interest rate	2.33%	1.50%	2.33%	1.50%
Volatility	50.82%	44.86%	50.82%	44.86%
Dividend yield	—%	—%	—%	—%
Expected term (years)	9.2	9.5	9.2	9.5
Share price	$1.88	$3.39	$1.88	$3.39
Refer to Note 13 - Contingent Common Shares Liability for further details on the change in fair value of the Earnout Shares and Vesting Shares.
Note 15. Income Taxes
The effective tax rate and income tax benefit for the three months ended March 31, 2022 were 14.4% and $23.3 million, compared to an effective tax rate and income tax benefit of 37.1% and $10.5 million for the three months ended March 31, 2021.
The effective tax rate for the three months ended March 31, 2022 was estimated based on full-year 2022 forecast. The estimated effective tax rate was different than the statutory rate primarily due to book impairment of goodwill. There was no basis in a significant component of the goodwill impaired for tax purposes. Therefore, a portion of the book impairment charge will never create a deduction for tax purposes in any period. As a result, this permanent difference has a substantial impact on the effective tax rate. The estimated effective tax rate applicable to year-to-date losses, in addition to discretes, resulted in a tax benefit of $23.3 million for the three months ended March 31, 2022.
The effective tax rate for the three months ended March 31, 2021 was estimated based on full-year 2021 forecast. The effective tax rate was different than the statutory rate primarily due to nondeductible transactions costs and interest expense on redeemable preferred stock. The estimated effective tax rate applicable to year-to-date losses resulted in a tax benefit of $10.5 million for the three months ended March 31, 2021.

In evaluating the Company's ability to recover deferred income tax assets, all available positive and negative evidence is considered, including scheduled reversal of deferred tax liabilities, operating results and forecasts of future taxable income in each of the jurisdictions in which the Company operates. As of March 31, 2022, the Company continues to maintain a valuation allowance related to a significant portion of its federal and state net operating loss carryforwards with definite carryforward periods and certain deferred tax assets that are not more likely than not to be realized based on the weight of available evidence.
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
Lease costs are included as components of cost of services and selling, general and administrative expenses on the condensed consolidated statements of operations. Lease costs incurred by lease type were as follows for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Lease cost
Operating lease cost	$16,703	$15,823
Variable lease cost (1)	5,205	4,936
Total lease cost (2)	$21,908	$20,759
(1) Includes short term lease costs, which are immaterial .
(2) Sublease income was immaterial .
During the three months ended March 31, 2022 and 2021, the Company modified the lease terms for a significant number of its real estate leases, primarily related to lease term extensions and renewals in the normal course of business. Modifications during the three months ended March 31, 2022 and 2021 resulted in an increase to the Company’s operating lease ROU assets and operating lease liabilities of approximately $5.7 million and $3.8 million, respectively.
Other supplemental quantitative disclosures were as follows for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,438	$16,166
Cash payments related to lease terminations	$—	$4,570
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,142	$5,399

Average lease terms and discount rates as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	6.3 years	6.4 years
Weighted-average discount rate:
Operating leases	6.5%	6.5%
Estimated undiscounted future lease payments under non-cancellable operating leases, along with a reconciliation of the undiscounted cash flows to operating lease liabilities, respectively, at March 31, 2022 were as follows (in thousands):

Year
2022 (remainder of year after March 31, 2022)	$50,865
2023	66,781
2024	59,498
2025	50,358
2026	44,009
Thereafter	97,574
Total undiscounted future cash flows	369,085
Less: Imputed Interest	(70,080)
Present value of future cash flows	$299,005
Presentation on Balance Sheet
Current	$50,651
Non-current	$248,354
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
On November 18, 2021, the court consolidated the cases and appointed The Phoenix Insurance Company Ltd. and The Phoenix Pension & Provident Funds as Lead Plaintiffs (“Lead Plaintiffs”) and Pomerantz LLP as Lead Counsel. On February 8, 2022, Lead Plaintiffs filed a consolidated amended complaint against ATI, the ATI Individual Defendants, and the FVAC Defendants, which asserts claims against (i) ATI and the ATI Individual Defendants under Section 10(b) of the Exchange Act; (ii) the ATI Individual Defendants under Section 20(a) of the Exchange Act (in connection with the Section 10(b) claim); (iii) all defendants under Section 14(a) of the Exchange Act; and (iv) the ATI Individual Defendants and the FVAC Defendants under Section 20(a) of the Exchange Act (in connection with the Section 14(a) claim). Lead Plaintiffs purport to assert these claims on behalf of those ATI shareholders who purchased or otherwise acquired their ATI shares between February 22, 2021 and October 19, 2021, inclusive, and/or held FVAC Class A common shares as of May 24, 2021 and were eligible to vote at FVAC’s June 15, 2021 special meeting. The consolidated amended complaint, like the predecessor Burbige/Nie and City of Melbourne complaints, generally alleges that the proxy materials for the FVAC/ATI merger, as well as other ATI disclosures (including the press release announcing ATI’s financial results for the first quarter of 2021), were false and misleading (and, thus, in violation of Sections 10(b) and 14(a) of the Exchange Act) because they failed to disclose that: (i) ATI was experiencing attrition among its physical therapists; (ii) ATI faced increasing competition for clinicians in the labor market; (iii) as a result, ATI faced difficulty retaining therapists and incurred increased labor costs; (iv) also as a result, ATI would open fewer new clinics; and (v) also as a result, the defendants’ positive statements about ATI’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Lead Plaintiffs, on behalf of themselves and the putative class, seek money damages in an unspecified amount and costs and expenses, including attorneys’ and experts’ fees. On April 11, 2022, defendants filed motions to dismiss the consolidated amended complaint, which remains pending. As of March 31, 2022, the Company has determined that potential liabilities related to the consolidated amended complaint are not considered probable or reasonably estimable at this time.
Shareholder derivative complaint
On December 1, 2021, another purported ATI shareholder, Hamza Ghaith, filed a derivative action, purportedly on behalf of ATI, in the U.S. District Court for the Northern District of Illinois against Labeed Diab, Joe Jordan, John Larsen, John Maldonado, Carmine Petrone, Joanne Burns, Christopher Krubert, James Parisi, Drew McKnight, Joshua Pack, Aaron Hood, Carmen Policy, Marc Furstein, Leslee Cowen, Rafeket Russak-Aminoach, and Sunil Gulati (collectively, the “Individual Defendants”). The Ghaith complaint asserts claims on behalf of ATI against: (i) the Individual Defendants for breach of fiduciary duty; (ii) Labeed Diab, Joe Jordan, and Drew McKnight for contribution under Sections 10(b) and 21(d) of the Exchange Act; and (iii) Drew McKnight, Joshua Pack, Aaron Hood, Carmen Policy, Marc Furstein, Leslee Cowen, Rafeket Russak-Aminoach, and Sunil Gulati under Section 14(a) of the Exchange Act. Plaintiff Ghaith’s allegations generally mirror those asserted in the securities complaints described above, and the Ghaith complaint seeks damages in an unspecified amount, certain corporate governance reforms, restitution from the Individual Defendants and disgorgement of all of their compensation, and costs and expenses, including attorneys’ and experts’ fees. As of March 31, 2022, the Company has determined that potential liabilities related to the Ghaith complaint are not considered probable or reasonably estimable at this time. Defendants have not yet responded to the Ghaith complaint.

Regulatory matters
On November 5, 2021, the Company received from the SEC a voluntary request for the production of documents relating to the earnings forecast and financial information referenced in the Company's July 26, 2021 Form 8-K and related matters. The Company is cooperating with the SEC in connection with this request.
Indemnifications
The Company has agreed to indemnify its current and former directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by them in any action or proceeding to which any of them are, or are threatened to be, made a party by reason of their service as a director or officer. The Company maintains director and officer insurance coverage that would generally enable it to recover a portion of any future amounts paid. The ultimate cost of potential future litigation may exceed the Company’s current insurance coverages and may have a material adverse impact on our results of operations, cash flows and financial condition. The Company also may be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.
Note 18. Loss per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2021, shares of Wilco Holdco preferred stock are treated as participating securities and therefore are included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if the earnings for the year had been distributed. As the Wilco Holdco preferred stockholders do not participate in losses, for any periods with a net loss, there is no allocation to participating securities in the period. As of the closing of the Business Combination, the Wilco Holdco preferred stock is no longer outstanding.
For the three months ended March 31, 2022, the income available to common shareholders is reduced by the amount of the cumulative dividend for the Series A Senior Preferred Stock that was issued as part of the 2022 Debt Refinancing.

The calculation of both basic and diluted loss per share for the periods indicated below was as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Basic and diluted loss per share:
Net loss	$(138,223)	$(17,818)
Less: Net (loss) income attributable to non-controlling interests	(473)	1,309
Less: Series A Senior Preferred cumulative dividend	1,925	—
Loss available to common stockholders	$(139,675)	$(19,127)

Weighted average shares outstanding(1,2)	199,971	128,286

Basic and diluted loss per share	$(0.70)	$(0.15)
(1) The weighted-average number of shares outstanding in periods presented prior to the closing of the Business Combination has been retrospectively adjusted based on the exchange ratio established through the transaction.
(2) Included within weighted average shares outstanding following the 2022 Debt Refinancing are common shares issuable upon the exercise of the Series II Warrants, as the Series II Warrants are exercisable at any time for nominal consideration. As such, the shares are considered to be outstanding for the purpose of calculating basic and diluted loss per share.
For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding, as their impact would have been anti-dilutive. Figures presented are based on the number of underlying Class A common shares following the Business Combination (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Series I Warrants	5,226	—
IPO Warrants	9,867	—
Restricted shares(1)	1,248	—
Stock options	5,951	—
RSUs	4,886	—
RSAs	366	—
Total	27,544	—
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of ATI Physical Therapy, Inc. and its subsidiaries (herein referred to as “we,” ”us,” “the Company,” “our Company,” or "ATI") should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.
We make statements in this discussion that are forward-looking and involve risks and uncertainties. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of the Company. The forward-looking statements are based on our current views and assumptions, and actual results could differ materially from those anticipated in such forward-looking statements due to factors including, but not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”
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
Certain amounts in this Management's Discussion and Analysis may not add due to rounding. All percentages have been calculated using unrounded amounts for the three months ended March 31, 2022, and 2021.
All dollar amounts are presented in thousands, unless indicated otherwise.
Company Overview
We are a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 922 owned clinics (as well as 20 clinics under management service agreements) located in 25 states as of March 31, 2022. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
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
Appointment of Chief Executive Officer
On April 28, 2022, the Company appointed Sharon Vitti as its Chief Executive Officer and to the Board of Directors. Ms. Vitti has 30 years of healthcare experience, including nearly two decades of executive leadership in clinical and consumer-focused healthcare companies.
In connection with Ms. Vitti’s appointment, John (Jack) Larsen stepped down as Executive Chairman of the Company, effective April 28, 2022 and will continue in his role as Chairman of the Board of the Company. Mr. Larsen was appointed Executive Chairman of the Company on August 9, 2021. In addition, effective April 28, 2022, John (Jack) Larsen, Joseph Jordan, the Company’s Chief Financial Officer, and Ray Wahl, the Company’s Chief Operating Officer, no longer fulfill the role of Principal Executive Officer.
2022 Debt Refinancing and Preferred Stock Financing
On February 24, 2022, the Company entered into various financing arrangements to refinance its existing long-term debt (the "2022 Debt Refinancing"). The Company entered into a new 2022 Credit Agreement which is comprised of a senior secured term loan which matures on February 24, 2028, and a "super priority" senior secured revolver, which matures on February 24, 2027. Refer to Note 8 - Borrowings in the condensed consolidated financial statements for further details.
In connection with the 2022 Debt Refinancing, the Company issued shares of non-convertible preferred stock and warrants to purchase shares of the Company's common stock. Refer to Note 10 - Mezzanine and Stockholders' Equity in the condensed consolidated financial statements for further details.
The Business Combination
On June 16, 2021 (the “Closing Date”), a Business Combination transaction (the “Business Combination”) was finalized pursuant to the Agreement and Plan of Merger ("Merger Agreement"), dated February 21, 2021 between the operating company, Wilco Holdco, Inc. (“Wilco Holdco”), and Fortress Value Acquisition Corp. II (herein referred to as "FAII" and "FVAC"), a special purpose acquisition company. In connection with the closing of the Business Combination, the Company changed its name from Fortress Value Acquisition Corp. II to ATI Physical Therapy, Inc. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company’s common stock is listed on the New York Stock Exchange ("NYSE") under the symbol “ATIP.” Refer to Note 3 - Business Combinations and Divestiture in the condensed consolidated financial statements for further details.
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
Trends and Factors Affecting the Company’s Future Performance and Comparability of Results
During the first quarter of 2022, we observed the following developing trends in our business:
•Improved referral and patient visit volumes to conclude the first quarter of 2022, relative to volume softness experienced during the beginning of 2022 which was driven by an increase in COVID-19 cases due to the outbreak of additional variants.
•A continued tight labor market for the available physical therapy and other providers in the workforce, contributing to continued wage inflation in the physical therapy industry and at ATI.
•Decrease in rate per visit primarily driven by Medicare rate cuts that became effective on January 1, 2022 and less favorable payor, state and service mix when compared to prior periods.
Our ability to achieve our business plan depends upon a number of factors, including, but not limited to, the success of a number of continued steps being taken related to clinical staffing levels and increasing visit volumes and referrals.
During the quarter ended March 31, 2022, the Company identified an interim triggering event as a result of factors including potential changes in discount rates and the recent decrease in share price. The Company determined that the combination of these factors constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of $116.3 million related to goodwill and $39.4 million related to the trade name indefinite-lived intangible asset during the period ended March 31, 2022. These charges are non-cash in nature and do not affect our liquidity or debt covenants. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the condensed consolidated financial statements for further details.
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
As a result of the COVID-19 pandemic, visits per day ("VPD") decreased to a low point of 12,643 during the quarter ended June 30, 2020. The Company has experienced relative increases in quarterly VPD following the low point. Quarterly VPD was 19,520, 21,569, 20,674, 20,649 and 21,062 in the quarters ended March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, and March 31, 2022, respectively, as local restrictions in certain markets, referral levels and individual routines evolved compared to prior periods. During the fourth quarter of 2021, we observed volume softness caused, in part, by an increase in COVID-19 cases due to the outbreak of additional variants, which continued to impact visit volumes in the beginning of 2022. Through the remainder of the first quarter of 2022, we experienced increases in visit volumes relative to the beginning of the first quarter of 2022.

As demand for physical therapy services has increased in the market since its low point during the quarter ended June 30, 2020, the Company has focused on increasing its clinical staffing levels by hiring clinicians and reducing levels of clinician attrition that have been elevated relative to historical levels. The elevated levels of attrition were caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform, which has increased our current and future expectations for labor costs. As we improve our staffing levels, we are working toward improving labor productivity as we onboard newly hired clinicians. In an effort to drive more volume and visits per day, in addition to integrating our new team members, we are working to establish relationships with new referral sources and strengthen relationships with our partner providers and existing referral sources across our geographic footprint.
The chart below reflects the quarterly trend in VPD.

VPD by Quarter
24,000
18,000
12,000
6,000
—
Q1-21
Q2-21
Q3-21
Q4-21
Q1-22

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

CARES Act
On March 27, 2020, the CARES Act was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the following:
•The Company applied for and obtained approval to receive $26.7 million of Medicare Accelerated and Advance Payment Program ("MAAPP") funds during the quarter ended June 30, 2020. During the three months ended March 31, 2022, the Company applied $4.3 million in MAAPP funds against the outstanding liability. The remaining amounts are required to be applied or repaid by the quarter ending September 30, 2022. Because the Company has not yet met all required performance obligations or performed the services related to the remaining funds, as of March 31, 2022 and December 31, 2021, $8.0 million and $12.3 million of the funds are recorded in accrued expenses and other liabilities, respectively. The Company expects the remaining advanced payments to be applied or repaid by the quarter ending September 30, 2022.
•The Company elected to defer depositing the employer portion of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free. Related to these payments, as of March 31, 2022 and December 31, 2021, $5.9 million is included in accrued expenses and other liabilities.
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
•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. In December 2021, the Protecting Medicare and American Farmers from Sequester Cuts Act was signed into law. As a result, the reimbursement rate reduction beginning in January 2022 was approximately 0.75%. The Act did not address a previously proposed 15% decrease in payments for services performed by physical therapy assistants, which began on January 1, 2022. Additionally, a further reduction through resuming sequestration has been postponed. Sequestration reductions will resume at 1% after March 31, 2022, and by an additional 1% after June 30, 2022, which will result in an overall reduction of 2% in reimbursement rates related to sequestration by June 30, 2022 unless acted upon through a Congressional measure.
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
Change in fair value of warrant liability. Represents non-cash amounts related to the change in the estimated fair value of the IPO Warrants.
Change in fair value of contingent common shares liability. Represents non-cash amounts related to the change in the estimated fair value of Earnout Shares and Vesting Shares.
Interest expense, net. Interest expense includes the cost of borrowing under the Company’s credit facility and amortization of deferred financing costs.
Interest expense on redeemable preferred stock. Represents interest expense related to accruing dividends on the Wilco Holdco redeemable preferred stock based on contract terms.
Other expense, net. Other expense, net is comprised of income statement activity not related to the core operations of the Company.

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
Clinics
To better understand geographical and location-based trends, the Company evaluates metrics based on the 922 owned and 20 managed clinic locations as of March 31, 2022. De novo clinics represent organic new clinics opened during the current period based on sophisticated site selection analytics. Acqui-novo clinics represent new clinics opened during the current period, that were existing clinics not previously owned by the Company, in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. Same clinic revenue growth rate identifies revenue growth year over year on clinics that have been owned and operating for over one year. This metric is determined by isolating the population of clinics that have been open for at least 12 months and calculating the percentage change in revenue of this population between the current and prior period.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance:

	Three Months Ended
	March 31, 2022	March 31, 2021
Number of clinics owned (end of period)	922	882
Number of clinics managed (end of period)	20	22
New clinics during the period	12	10
Business days	64	63
Average visits per day	21,062	19,520
Average visits per day per clinic	22.9	22.2
Total patient visits	1,347,978	1,229,786
Net patient revenue per visit	$103.06	$107.56
Same clinic revenue growth rate	4.3%	(20.1)%

The following table provides a rollforward of activity related to the number of clinics owned during the corresponding periods:

	Three Months Ended
	March 31, 2022	March 31, 2021
Number of clinics owned (beginning of period)	910	875
Add: New clinics opened during the period	12	10
Less: Clinics closed/sold during the period	—	3
Number of clinics owned (end of period)	922	882

Results of Operations
Three months ended March 31, 2022 compared to three months ended March 31, 2021
The following table summarizes the Company’s consolidated results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$138,925	90.3%	$132,271	88.7%	$6,654	5.0%
Other revenue	14,897	9.7%	16,791	11.3%	(1,894)	(11.3)%
Net operating revenue	153,822	100.0%	149,062	100.0%	4,760	3.2%
Cost of services:
Salaries and related costs	87,415	56.8%	80,654	54.1%	6,761	8.4%
Rent, clinic supplies, contract labor and other	51,615	33.6%	43,296	29.0%	8,319	19.2%
Provision for doubtful accounts	5,105	3.3%	7,171	4.8%	(2,066)	(28.8)%
Total cost of services	144,135	93.7%	131,121	88.0%	13,014	9.9%
Selling, general and administrative expenses	30,024	19.5%	24,726	16.6%	5,298	21.4%
Goodwill and intangible asset impairment charges	155,741	101.2%	—	—%	155,741	n/m
Operating loss	(176,078)	(114.5)%	(6,785)	(4.6)%	(169,293)	n/m
Change in fair value of warrant liability	(1,677)	(1.1)%	—	—%	(1,677)	n/m
Change in fair value of contingent common shares liability	(24,334)	(15.8)%	—	—%	(24,334)	n/m
Interest expense, net	8,656	5.6%	16,087	10.8%	(7,431)	(46.2)%
Interest expense on redeemable preferred stock	—	—%	5,308	3.6%	(5,308)	n/m
Other expense, net	2,781	1.8%	153	0.1%	2,628	n/m
Loss before taxes	(161,504)	(105.0)%	(28,333)	(19.0)%	(133,171)	n/m
Income tax benefit	(23,281)	(15.1)%	(10,515)	(7.1)%	(12,766)	n/m
Net loss	$(138,223)	(89.9)%	$(17,818)	(12.0)%	$(120,405)	n/m

Net patient revenue. Net patient revenue for the three months ended March 31, 2022 was $138.9 million compared to $132.3 million for the three months ended March 31, 2021, an increase of $6.7 million or 5.0%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher VPD per clinic, higher clinic count and one more business day in the current period, partially offset by unfavorable net patient revenue per visit in the current period. Total patient visits increased by approximately 0.1 million visits, or 9.6%, driving an increase in average visits per day of 1,542, or 7.9%. Net patient revenue per visit decreased $4.50, or 4.2%, to $103.06 for the three months ended March 31, 2022. The decrease in net patient revenue per visit during the three months ended March 31, 2022 was primarily driven by unfavorable mix shifts related to payor classes, states and services and Medicare rate cuts.
The following chart reflects additional detail with respect to drivers of the change in net patient revenue (in millions):

$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$132.3
$10.6
$(6.1)
$2.1
$138.9
2021 Q1 Net patient revenue
Volume
NPR per visit
One more business day
2022 Q1 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the three months ended March 31, 2022 was $14.9 million compared to $16.8 million for the three months ended March 31, 2021, a decrease of $1.9 million or 11.3%. The decrease in other revenue was primarily driven by the absence of Home Health service line revenue for the three months ended March 31, 2022 as a result of its divestiture on October 1, 2021.
Salaries and related costs. Salaries and related costs for the three months ended March 31, 2022 were $87.4 million compared to $80.7 million for the three months ended March 31, 2021, an increase of approximately $6.8 million or 8.4%. Salaries and related costs as a percentage of net operating revenue was 56.8% and 54.1% for the three months ended March 31, 2022 and 2021, respectively. The increase of $6.8 million was primarily driven by higher level of wages as the Company increased its clinician and support staff due to higher visit volumes. The increase as a percentage of net operating revenue was primarily driven by higher compensation due to wage inflation for clinic labor, higher share-based compensation for clinical employees and by lower net patient revenue per visit during the three months ended March 31, 2022.

Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the three months ended March 31, 2022 were $51.6 million compared to $43.3 million for the three months ended March 31, 2021, an increase of $8.3 million or 19.2%. Rent, clinic supplies, contract labor and other costs as a percentage of net operating revenue was 33.6% and 29.0% for the three months ended March 31, 2022 and 2021, respectively. The increase of $8.3 million and increase as a percentage of net operating revenue was primarily driven by a higher clinic count and higher contract labor costs during the three months ended March 31, 2022.
Provision for doubtful accounts. Provision for doubtful accounts for the three months ended March 31, 2022 was $5.1 million compared to $7.2 million for the three months ended March 31, 2021, a decrease of $2.1 million or 28.8%. Provision for doubtful accounts as a percentage of net operating revenue was 3.3% and 4.8% for the three months ended March 31, 2022 and 2021, respectively. The decrease of $2.1 million and decrease as a percentage of net operating revenue was primarily driven by favorable cash collections during the three months ended March 31, 2022.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2022 were $30.0 million compared to $24.7 million for the three months ended March 31, 2021, an increase of $5.3 million or 21.4%. Selling, general and administrative expenses as a percentage of net operating revenue was 19.5% and 16.6% for the three months ended March 31, 2022 and 2021, respectively. The increase of $5.3 million and increase as a percentage of net operating revenue was primarily due to higher public company operating costs and non-ordinary legal and regulatory costs during the three months ended March 31, 2022.
Goodwill and intangible asset impairment charges. Goodwill and intangible asset impairment charges for the three months ended March 31, 2022 was $155.7 million. The amount relates to the non-cash write-down of both goodwill and trade name indefinite-lived intangible assets as a result of factors including increase in discount rates and lower public company comparative multiples. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the condensed consolidated financial statements for further details.
Change in fair value of warrant liability. Change in fair value of warrant liability for the three months ended March 31, 2022 was $1.7 million. The amount relates to the decrease in the estimated fair value of the Company’s IPO Warrants between December 31, 2021 and March 31, 2022.
Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the three months ended March 31, 2022 was $24.3 million. The amount relates to the decrease in the estimated fair value of the Company’s Earnout Shares and Vesting Shares between December 31, 2021 and March 31, 2022.
Interest expense, net. Interest expense, net for the three months ended March 31, 2022 was $8.7 million compared to $16.1 million for the three months ended March 31, 2021, a decrease of $7.4 million or 46.2%. The decrease in interest expense was primarily driven by lower outstanding principal balances under the Company's credit agreements during the three months ended March 31, 2022.
Interest expense on redeemable preferred stock. Interest expense on redeemable preferred stock for the three months ended March 31, 2021 was $5.3 million. The redeemable preferred stock was fully settled in June 2021 and no longer accrued interest following the Business Combination.
Other expense, net. Other expense, net for the three months ended March 31, 2022 was $2.8 million compared to $0.2 million of income for the three months ended March 31, 2021, a change of $2.6 million. The change was driven by $2.8 million in loss on debt extinguishment related to the derecognition of the unamortized deferred financing costs and original issuance discount associated with the full repayment of the 2016 first lien term loan during the three months ended March 31, 2022.

Income tax benefit. Income tax benefit for the three months ended March 31, 2022 was $23.3 million compared to $10.5 million of benefit for the three months ended March 31, 2021, an increase of $12.8 million. The increase was primarily driven by the difference in the effective tax rate for the respective periods. The effective tax rate was different between the respective periods primarily due to nondeductible impairment charges for the three months ended March 31, 2022, and nondeductible transaction costs and interest expense on redeemable preferred stock for the three months ended March 31, 2021.
Net loss. Net loss for the three months ended March 31, 2022 was $138.2 million compared to $17.8 million for the three months ended March 31, 2021, an increase in loss of $120.4 million. The comparatively higher loss was primarily driven by goodwill and intangible asset impairment charges, partially offset by the change in fair value of warrant liability and change in fair value of contingent common shares liability for the three months ended March 31, 2022.
Non-GAAP Financial Measures
The following table reconciles the supplemental non-GAAP financial measures, as defined under the rules of the SEC, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA are defined as net income from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”) and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, goodwill and intangible asset impairment charges, changes in fair value of warrant liability and contingent common shares liability, loss on debt extinguishment, non-ordinary legal and regulatory matters, share-based compensation, transaction and integration costs, pre-opening de novo costs, gain on sale of Home Health service line and reorganization and severance costs (“Adjusted EBITDA”).
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

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)
The following is a reconciliation of net loss, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA (each of which is a non-GAAP financial measure) for each of the periods indicated. For additional information on these non-GAAP financial measures, see “Non-GAAP Financial Measures” above.

	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Net loss	$(138,223)	$(17,818)
Plus (minus):
Net loss (income) attributable to non-controlling interests	473	(1,309)
Interest expense, net	8,656	16,087
Interest expense on redeemable preferred stock	—	5,308
Income tax benefit	(23,281)	(10,515)
Depreciation and amortization expense	9,900	9,619
EBITDA	$(142,475)	$1,372
Goodwill and intangible asset impairment charges(1)	155,741	—
Goodwill and intangible asset impairment charges attributable to non-controlling interests(1)	(940)	—
Changes in fair value of warrant liability and contingent common shares liability(2)	(26,011)	—
Loss on debt extinguishment(3)	2,809	—
Non-ordinary legal and regulatory matters(4)	2,497	—
Share-based compensation	1,964	504
Transaction and integration costs(5)	1,538	2,918
Pre-opening de novo costs(6)	381	434
Gain on sale of Home Health service line, net	(199)	—
Reorganization and severance costs(7)	—	362
Adjusted EBITDA	$(4,695)	$5,590
(1)Represents non-cash charges related to the write-down of goodwill and trade name indefinite-lived intangible assets. Refer to Note 5 of the accompanying condensed consolidated financial statements for further details.
(2)Represents non-cash amounts related to the change in the estimated fair value of IPO Warrants, Earnout Shares and Vesting Shares. Refer to Notes 3, 12 and 13 of the accompanying condensed consolidated financial statements for further details.
(3)Represents charges related to the derecognition of the unamortized deferred financing costs and original issuance discount associated with the full repayment of the 2016 first lien term loan. Refer to Note 8 of the accompanying condensed consolidated financial statements for further details.
(4)Represents non-ordinary course legal costs related to the previously-disclosed ATIP shareholder class action complaints, derivative complaint and SEC inquiry. Refer to Note 17 of the accompanying condensed consolidated financial statements for further details.
(5)Represents costs related to the Business Combination, non-capitalizable debt transaction costs and consulting and planning costs related to preparation to operate as a public company.
(6)Represents expenses associated with renovation, equipment and marketing costs relating to the start-up and launch of new locations incurred prior to opening.
(7)Represents severance, consulting and other costs related to discrete initiatives focused on reorganization and delayering of the Company’s labor model, management structure and support functions.

Liquidity and Capital Resources
Our principal sources of liquidity are operating cash flows, borrowings under our credit agreement and proceeds from equity issuances. We have used these funds for our short-term and long-term capital uses, which include salaries, benefits and other employee-related expenses, rent, clinical supplies, outside services, capital expenditures, acquisitions, de novos and acqui-novos and debt service. Our capital expenditure, acquisition, de novo and acqui-novo spend will depend on many factors, including, but not limited to, the targeted number of new clinic openings, patient volumes, revenue growth rates and level of operating cash flows.
As of March 31, 2022 and December 31, 2021, we had $94.8 million and $48.6 million in cash and cash equivalents, respectively. As of March 31, 2022, we had $50.0 million available under our 2022 revolving credit facility, less $1.2 million of outstanding letters of credit.
For the three months ended March 31, 2022, we had operating cash outflows of $26.7 million driven by items including net losses, partial application of MAAPP funds and cash outflows related to the reduction of accounts payable and other liabilities. Our ability to generate future operating cash flows depends on many factors, including patient volumes and revenue growth rates.
As of March 31, 2022 and December 31, 2021, the Company had $8.0 million and $12.3 million of MAAPP funds included in the balance of cash and cash equivalents, respectively. In addition, as of March 31, 2022 and December 31, 2021, the Company had $5.9 million of deferred Social Security taxes included in the balance of cash and cash equivalents. The Company began applying MAAPP funds to Medicare billings in the second quarter of 2021 and remitted payments on its deferred employer Social Security taxes in the third and fourth quarters of 2021. The MAAPP funds and deferred employer Social Security taxes are required to be applied or repaid prior to the end of 2022, which together with other operational activity, may result in a net operating cash outflow for 2022.
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
2022 Credit Agreement
On February 24, 2022 (the "Refinancing Date"), the Company entered into various financing arrangements to refinance its existing long-term debt, which consisted of $555.0 million in principal under the Company's existing term loan (the "2016 first lien term loan"), which was repaid in full on the Refinancing Date. As part of the 2022 Debt Refinancing, ATI Holdings Acquisition, Inc. (the "Borrower"), an indirect subsidiary of ATI Physical Therapy, Inc., entered into a credit agreement among the Borrower, Wilco Intermediate Holdings, Inc. ("Holdings"), as loan guarantor, Barclays Bank PLC, as administrative agent and issuing bank, and a syndicate of lenders (the "2022 Credit Agreement"). The 2022 Credit Agreement provides a $550.0 million credit facility (the "2022 Credit Facility") that is comprised of a $500.0 million senior secured term loan (the "Senior Secured Term Loan") which was fully funded at closing and a $50.0 million "super priority" senior secured revolver (the "Revolving Loans") with a $10.0 million letter of credit sublimit. The 2022 Credit Facility refinanced and replaced the Company's prior credit facility for which Barclays Bank PLC served as administrative agent for a syndicate of lenders.

The Company recognized $2.8 million in loss on debt extinguishment related to the derecognition of the remaining unamortized deferred financing costs and unamortized original issue discount in conjunction with the repayment of the 2016 first lien term loan. The Company capitalized debt issuance costs totaling $12.5 million related to the 2022 Credit Facility as well as an original issue discount of $10.0 million. The Company capitalized issuance costs of $0.5 million related to the Revolving Loans.
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. As of March 31, 2022, borrowings on the Senior Secured Term Loan bear interest at 3-month SOFR, subject to a 1.0% floor, plus 7.25%. The Company may elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. As of March 31, 2022, the interest rate on the Senior Secured Term loan was 8.25% and the effective interest rate was 9.2%. As of March 31, 2022, the outstanding principal amount under the Senior Secured Term Loan was $500.0 million.
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred.
The 2022 Credit Facility is guaranteed by certain of the Company’s subsidiaries and is secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions.
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. The financial covenants require the Company to maintain $30.0 million of minimum liquidity at each test date through the first quarter of 2024. Additionally, beginning in the second quarter of 2024, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 7.00:1.00. The net leverage ratio covenant decreases in the third quarter of 2024 to 6.75:1.00 and further decreases in the first quarter of 2025 to 6.25:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods.
The 2022 Credit Facility contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. Failure to comply with these covenants and restrictions could result in an event of default under the 2022 Credit Facility, subject to customary cure periods. In such an event, all amounts outstanding under the 2022 Credit Facility, together with any accrued interest, could then be declared immediately due and payable.
Under the 2022 Credit Facility the Company may be required to make certain mandatory prepayments upon the occurrence of certain events, including: an event of default, a Prepayment Asset Sale or receipt of Net Insurance Proceeds (as defined in the 2022 Credit Agreement) in excess of $15.0 million, or excess cash flows exceeding certain thresholds (as defined in the 2022 Credit Agreement).

Preferred Stock Financing
In connection with the 2022 Debt Refinancing, the Company issued 165,000 shares of non-convertible preferred stock (the "Series A Senior Preferred Stock") plus 5.2 million warrants to purchase shares of the Company's common stock at an exercise price of $3.00 per share (the "Series I Warrants") and warrants to purchase 6.3 million shares of the Company's common stock at an exercise price equal to $0.01 per share (the "Series II Warrants"). The shares of the Series A Senior Preferred Stock have a par value of $0.0001 per share and an initial stated value of $1,000 per share, for an aggregate initial stated value of $165.0 million. The Series I and Series II Warrants are exercisable for 5 years from the Refinancing Date
The gross proceeds received from the issuance of the Series A Senior Preferred Stock and the Series I and Series II Warrants were $165.0 million, which was allocated among the instruments based on the relative fair values of each instrument. Of the gross proceeds, $144.7 million was allocated to the Series A Senior Preferred Stock, $5.1 million to the Series I Warrants and $15.2 million to the Series II Warrants. The resulting discount on the Series A Senior Preferred Stock will be recognized as a deemed dividend when those shares are subsequently remeasured upon becoming redeemable or probable of becoming redeemable. The Company recognized $2.9 million in issuance costs and $1.4 million of original issue discount related to the Series A Senior Preferred Stock. The Company recognized total issuance costs and original issue discount of approximately $0.2 million and $0.5 million related to the Series I Warrants and Series II Warrants, respectively.
The Series A Senior Preferred Stock has priority over the Company's Class A common stock and all other junior equity securities of the Company, and is junior to the Company's existing or future indebtedness and other liabilities (including trade payables), with respect to payment of dividends, distribution of assets, and all other liquidation, winding up, dissolution, dividend and redemption rights.
The Series A Senior Preferred Stock carries an initial dividend rate of 12.0% per annum (the "Base Dividend Rate"), payable quarterly in arrears. Dividends will be paid in-kind and added to the stated value of the Series A Senior Preferred Stock. The Company may elect to pay dividends on the Series A Senior Preferred Stock in cash beginning on the third anniversary of the Refinancing Date and, with respect to any such dividends paid in cash, the dividend rate then in effect will be decreased by 1.0%.
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. As of March 31, 2022, the accumulated paid in-kind dividends related to the Series A Preferred Stock were $1.9 million and the aggregate stated value was $166.9 million.
The Company has the right to redeem the Series A Senior Preferred Stock, in whole or in part, at any time (subject to certain limitations on partial redemptions). The Redemption Price (as defined in the Certificate of Designation) for each share of Series A Senior Preferred Stock depends on when such optional redemption takes place, if at all.

The Series A Senior Preferred Stock is perpetual and is not mandatorily redeemable at the option of the holders, except upon the occurrence of a Mandatory Redemption Event (as defined in the Certificate of Designation). Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price. Based on the Company’s assessment of the conditions which would trigger the redemption of the Series A Senior Preferred Stock, the Company has determined that the Series A Senior Preferred Stock is neither currently redeemable nor probable of becoming redeemable. Because the Series A Senior Preferred Stock is classified as mezzanine equity and is not considered redeemable or probable of becoming redeemable, the paid in-kind dividends that are added to the stated value do not impact the carrying value of the Series A Senior Preferred Stock in the Company’s condensed consolidated balance sheets. Should the Series A Senior Preferred Stock become probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount accordingly at the end of each reporting period. As of March 31, 2022, the redemption value of the Series A Senior Preferred Stock was $166.9 million, which is the stated value.
If an Event of Noncompliance occurs, then the holders of a majority of the then outstanding shares of Series A Senior Preferred Stock (the “Majority Holders”) have the right to demand that the Company engage in a sale/refinancing process to consummate a Forced Transaction (as defined in the Certificate of Designation). A Forced Transaction includes a refinancing of the Series A Senior Preferred Stock or a sale of the Company. Upon consummation of any Forced Transaction, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price.
Holders of shares of Series A Senior Preferred Stock have no voting rights with respect to the Series A Senior Preferred Stock except as set forth in the Certificate of Designation, other documents entered into in connection with the Purchase Agreement and the transactions contemplated thereby (collectively, the “Transaction Documents”), or as otherwise required by law. For so long as any Series A Senior Preferred Stock is outstanding, the Company is prohibited from taking certain actions without the prior consent of the Majority Holders as set forth in the Certificate of Designation which include: issuing equity securities ranking senior to or pari passu with the Series A Senior Preferred Stock, incurring indebtedness or liens, engaging in affiliate transactions, making restricted payments, consummating investments or asset dispositions, consummating a change of control transaction unless the Series A Senior Preferred Stock is redeemed in full, altering the Company’s organizational documents, and making material changes to the nature of the Company’s business.
Holders of Series A Senior Preferred Stock, voting as a separate class, have the right to designate and elect one director to serve on the Company’s board of directors until such time after the Refinancing Date that (i) as of any applicable fiscal quarter end, the Company’s trailing 12-month Consolidated Adjusted EBITDA (as defined in the Certificate of Designation) exceeds $100 million, or (ii) the Lead Purchaser ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Refinancing Date.
As a result of the 2022 Debt Refinancing and the Preferred Stock Financing, the Company added approximately $77.3 million of cash to its balance sheet. We believe our operating cash flow, combined with our existing cash, cash equivalents and credit facility will continue to be sufficient to fund our operations for at least the next 12 months.

Consolidated Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows:

	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021

Net cash used in operating activities	$(26,731)	$(30,072)
Net cash used in investing activities	(8,658)	(8,762)
Net cash provided by (used in) financing activities	81,570	(5,617)
Net increase (decrease) in cash and cash equivalents	46,181	(44,451)
Cash and cash equivalents at beginning of period	48,616	142,128
Cash and cash equivalents at end of period	$94,797	$97,677
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net cash used in operating activities for the three months ended March 31, 2022 was $26.7 million compared to $30.1 million for the three months ended March 31, 2021 a decrease in cash used of $3.3 million. The change was primarily the result of cash outflows related to lease terminations and activity associated with the Business Combination not recurring in 2022, lower payments on credit balances due to patients and payors for the three months ended March 31, 2022, partially offset by $4.3 million of partial application of MAAPP funds and higher net losses as adjusted for non-cash items during the three months ended March 31, 2022.
Net cash used in investing activities for the three months ended March 31, 2022 was $8.7 million compared to $8.8 million for the three months ended March 31, 2021, a decrease of $0.1 million. Net cash used in investing activities was relatively consistent year over year.
Net cash provided by financing activities for the three months ended March 31, 2022 was $81.6 million compared to $5.6 million of cash used in financing activities for the three months ended March 31, 2021, an increase in cash provided of $87.2 million. The change was primarily driven by net cash inflows related to the 2022 Debt Refinancing (refer to Note 8 - Borrowings for further details) and a lower distribution to non-controlling interest holders during the three months ended March 31, 2022.
Commitments and Contingencies
The Company may be subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2022, the Company did not record any accruals related to the outcomes of the legal matters described in Note 17 - Commitments and Contingencies. Refer to Note 17 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
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
Off-Balance Sheet Arrangements
As of March 31, 2022 and December 31, 2021, the Company did not have any off-balance sheet arrangements.

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
Additional information related to our critical accounting estimates can be found in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of our audited consolidated financial statements and Part II, Item 7 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022. Other than as described below, there have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment. If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the condensed consolidated statements of operations in an amount equal to the excess carrying value over fair value. Fair value is determined using valuation techniques based on estimates, judgments and assumptions the Company believes are appropriate in the circumstances. The Company completed the interim and annual impairment analyses of goodwill as of June 30, 2021, September 30, 2021 and October 1, 2021 using an average of a discounted cash flow analysis and comparable public company analysis. The Company concluded that no goodwill impairment occurred during the fourth quarter of 2021. Goodwill impairment charges were recorded during the second and third quarters of 2021. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples.
The Company completed the interim and annual impairment analysis of indefinite lived intangible assets as of June 30, 2021, September 30, 2021 and October 1, 2021 using the relief from royalty method. The Company concluded that no indefinite lived intangible asset impairment occurred during the fourth quarter of 2021. Indefinite lived intangibles asset impairment charges were recorded during the second and third quarters of 2021. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate.
The Company has one reporting unit for purposes of the Company’s goodwill impairment tests.
During the quarter ended March 31, 2022, the Company identified an interim triggering event as a result of factors including potential changes in discount rates and the recent decrease in share price. The Company determined that the combination of these factors constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of $116.3 million related to goodwill and $39.4 million related to the trade name indefinite-lived intangible asset during the period ended March 31, 2022. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the condensed consolidated financial statements for further details.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected revenue growth rates, EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, then our reporting unit or indefinite-lived intangible assets might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of goodwill and the Company’s trade name indefinite-lived intangible asset were impaired as of March 31, 2022 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates. Additionally, goodwill and indefinite-lived intangible assets associated with acquisitions that may occur in the future are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to impairment risk if business operating results or market conditions deteriorate.

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

	Discount rate		Terminal growth rate(1)		EBITDA margin		Royalty rate
	50 basis points		50 basis points		100 basis points		50 basis points
	Increase	Decrease	Increase	Decrease	Increase	Decrease	Increase	Decrease
Goodwill	$(40,000)	$50,000	$40,000	$(30,000)	$60,000	$(60,000)
Trade name	$(30,000)	$30,000	$10,000	$(10,000)			$50,000	$(50,000)
(1) A change of 100 basis points to our assumed non-terminal revenue growth rates would result in approximately $70 million of an estimated impact to the fair value of our goodwill reporting unit.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 - Basis of Presentation and Recent Accounting Standards in the accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, the Company is exposed to interest rate variability with regard to existing variable-rate debt instruments, which exposure primarily relates to movements in various interest rates, such as SOFR. The Company utilizes derivative instruments such as interest rate swaps for purposes of hedging exposures related to such variability. Management believes that the result of its interest rate swap reduces the risk of interest rate variability to an immaterial amount. As of March 31, 2022, the fair value of the Company’s derivative instrument was an asset of $3.8 million. As of December 31, 2021, the fair value of the Company’s derivative instrument consisted of a $0.3 million non-current asset and $0.3 million current liability.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard is optional and may be applied by entities after March 12, 2020, but no later than December 31, 2022. As of March 31, 2022, the Company has derivative instruments for which the interest rates are indexed to the LIBOR. During the period ended March 31, 2022, the Company modified the reference rate index on its hedged items from LIBOR to SOFR. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives, which is LIBOR. The guidance allows for different expedient elections to be made at different points in time. As of March 31, 2022, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements, however, the Company will continue to assess the potential impact on its future hedging relationships and expedient elections, as applicable.

Item 4. Controls and Procedures
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022 due to the previously reported material weaknesses in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Management concluded that notwithstanding the existence of the material weaknesses, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation Efforts with Respect to the Material Weaknesses
We are in the process of developing and implementing our remediation plan for the previously reported material weaknesses in internal control over financial reporting described in in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021. The material weaknesses were identified in our control environment related to the income tax provision. The remediation plan includes steps to hire additional tax personnel, refine the scope of the Company's external tax advisors and enhance the design and precision of the Company's controls related to the income tax provision calculations and documentation, including controls related to the valuation allowance assessment.
The material weaknesses will not be considered remediated until management completes the remediation plan and the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, the Company may be involved in legal proceedings or subject to claims arising in the ordinary course of business. The outcome of any litigation and claims against the Company cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. Refer to Note 17 - Commitments and Contingencies in the condensed consolidated financial statements included in Part I, Item 1, of this Form 10-Q for further details.
Item 1A. Risk Factors
Other than as described below, there have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
Our outstanding indebtedness and our Series A Senior Preferred Stock contains covenants that may limit certain operating and financial decisions. Non-compliance with these covenants may result in the acceleration of our indebtedness which could lead to bankruptcy, reorganization or insolvency.
Our credit agreements contain restrictive and financial covenants and the Certificate of Designation for our Series A Senior Preferred Stock contains provisions that impose significant operating and financial restrictions that may limit our ability to take actions that may be in our long-term best interest, including, but not limited to, limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. Failure to comply with these covenants and restrictions could result in an event of default, subject to customary cure periods. The financial covenants also require us to maintain a secured net leverage ratio, which we may be unable to meet.
In addition, the Certificate of Designation for our Series A Senior Preferred Stock contains provisions that may likewise impose significant operating and financial restrictions on our business. If an Event of Noncompliance (as defined in the Certificate of Designation), then the holders of a majority of the then outstanding shares of Series A Senior Preferred Stock (but excluding any shares of Series A Senior Preferred Stock then held by Advent International Corporation or its controlled affiliates) (the “Majority Holders”) have the right to demand that the Company engage in a sale/refinancing process for the Series A Senior Preferred Stock.
Failure to comply with our debt agreements or our Series A Senior Preferred Stock could have a material adverse effect on our business, prospects, liquidity, financial condition or result of operation, and could result in the acceleration of some or all of our indebtedness, which could lead to bankruptcy, reorganization or insolvency.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred significant cumulative net taxable losses in the past. Our deferred tax assets as of December 31, 2021 include federal net operating losses, or NOLs, of $237.3 million and state NOLs of $577.3 million. Our unused NOLs generally carry forward to offset future taxable income, if any, until such unused losses expire, if subject to expiration. The earliest NOLs will expire by statute in 2022 for state NOLs, and in 2036 for federal NOLs. We may be unable to use these NOLs to offset income before such unused NOLs expire.

In addition, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point cumulative change in the equity ownership of certain stockholders over a rolling three-year period) under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. This limitation is based in part on the pre-change equity value of the corporation, with a lower equity value resulting in a lower and more severe limitation. We may experience an “ownership change” as a result of future changes in our stock ownership (including dispositions of our Common Stock by the Selling Securityholders), some of which changes may not be within our control. If we are unable to use NOL carryforwards before they expire or they become subject to limitation, it could have a material adverse effect on our business, financial condition and results of operations.
There is currently no market for our Series I Warrants and Series II Warrants and a market for our Series I Warrants and Series II Warrants may not develop, which would adversely affect the liquidity and price of our Series I Warrants and Series II Warrants.
Our Series I Warrants and Series II Warrants are not listed or traded on any stock exchange and there is currently no market for our Series I Warrants and Series II Warrants. Warrantholders therefore have no access to trading price or volume information about prior market history on which to base their investment decision. Furthermore, an active trading market for our Series I Warrants and Series II Warrants may never develop or, if developed, it may not be sustained. You may be unable to sell your Series I Warrants and Series II Warrants unless a market can be established and sustained.
Investing in our securities involves a high degree of risk. Investors should carefully consider the risks described in our Form 10-K and all of the other information set forth in this Form 10-Q, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our Common Stock. If any of the events or developments described in our Form 10-K or herein occur, our business, financial condition, or results of operations could be materially or adversely affected. As a result, the market price of our Common Stock could decline, and investors could lose all or part of their investment. The risks and uncertainties described in our Form 10-K and in this Form 10-Q are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. The risks discussed also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Series A Senior Preferred Stock and Warrant Issuance
On February 24, 2022, the Company entered into a Series A Senior Preferred Stock Purchase Agreement with the purchasers signatory thereto, including funds affiliated with Knighthead Capital Management, LLC (the “Investors”), pursuant to which the Investors purchased from the Company, in the aggregate, 165,000 shares of Series A Senior Preferred Stock with an initial stated value of $1,000 per share, or $165,000,000 of stated value in the aggregate, and warrants to purchase up to 11,498,401 shares of common stock of the Company, for an aggregate purchase price of $163,350,000 (“Preferred Stock Financing Proceeds”). Each warrant entitles the holder to purchase one share of the Company's Class A common stock. The warrants are exercisable within 5 years from issuance. The strike price is $3.00 per share for 5,226,546 of the issued warrants, and the strike price is $0.01 per share for 6,271,855 of the issued warrants. The Preferred Stock Financing Proceeds reflected an original issue discount of 1.0% of the stated value of the Series A Senior Preferred Stock. The Company used the Preferred Stock Financing Proceeds to refinance a portion of its existing indebtedness for borrowed money of the Company and its applicable subsidiaries, with remaining cash to the Company’s balance sheet. The Series A Senior Preferred Stock and warrants were not registered under the Securities Act, and were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2022, the Company withheld shares of our common stock in connection with employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans of Programs
January 1 - January 31, 2022	—	$—	—	—
February 1 - February 28, 2022	—	$—	—	—
March 1 - March 31, 2022	12,824	$1.71	—	—
Total	12,824	$1.71	—	—
(1) Represents shares delivered to or withheld by us in connection with employee minimum tax withholding obligations upon exercise or vesting of stock awards. No shares were purchased in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Designation of Series A Senior Preferred Stock of ATI Physical Therapy, Inc., filed on February 24, 2022 (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)
4.1	Warrant Agreement, dated as of February 24, 2022, by and between ATI Physical Therapy, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company on February 24, 2022 and incorporated herein by reference)
10.1	Credit Agreement, dated as of February 24, 2022, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., Barclays Bank PLC, as Administrative Agent and Issuing Bank and the other lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)
10.2	Amendment No. 1 to Credit Agreement, dated as of March 30, 2022, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., HPS Investment Partners, LLC, as Lender Representative and Barclays Bank PLC, as Administrative Agent (filed as Exhibit 10.24 to the Post-Effective Amendment to the Registration Statement on Form S-1 filed on April 1, 2022 and incorporated herein by reference)
10.3
Series A Senior Preferred Stock Purchase Agreement, dated as of February 24, 2022, by and between ATI Physical Therapy, Inc. and the Purchasers signatory thereto (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)

10.4	Investors’ Rights Agreement, dated as of February 24, 2022, by and among ATI Physical Therapy, Inc. and the Holders party thereto from time to time (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)
10.5†	Employment Agreement by and between ATI Physical Therapy, Inc. and Sharon A. Vitti dated March 30, 2022, effective April 28, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on April 28, 2022 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed or furnished herewith
† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ATI PHYSICAL THERAPY, INC.

Date: May 10, 2022

/s/ JOSEPH JORDAN
Joseph Jordan
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)