Form 10-Q
period 2022-09-30
ATI Physical Therapy, Inc.
filed 2022-11-08
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 2, 2022, there were approximately 207,252,179 shares of the registrant's common stock legally outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Form 10-Q that are not historical facts are forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of the words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “project,” “forecast,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” “target” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding the impact of physical therapist attrition and ability to achieve and maintain clinical staffing levels and clinician productivity, anticipated visit and referral volumes and other factors on the Company's overall profitability, and estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q, and on the current expectations of the Company’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
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
•risks associated with liquidity and capital markets, including the Company's ability to generate sufficient cash flows, together with cash on hand, to run its business, cover liquidity and capital requirements and continue to operate as a going concern; and
•costs related to operating as a public company and our ability to maintain the listing of our securities on the New York Stock Exchange ("NYSE").

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

PART I - FINANCIAL INFORMATION - UNAUDITED
Item 1. Financial Statements

ATI Physical Therapy, Inc.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$48,569	$48,616
Accounts receivable (net of allowance for doubtful accounts of $50,910 and $53,533 at September 30, 2022 and December 31, 2021, respectively)	82,323	82,455
Prepaid expenses	12,470	9,303
Other current assets	13,765	3,204
Total current assets	157,127	143,578

Property and equipment, net	129,761	139,730
Operating lease right-of-use assets	238,476	256,646
Goodwill, net	338,011	608,811
Trade name and other intangible assets, net	291,767	411,696
Other non-current assets	2,068	2,233
Total assets	$1,157,210	$1,562,694

Liabilities, Mezzanine Equity and Stockholders' Equity:
Current liabilities:
Accounts payable	$11,099	$15,146
Accrued expenses and other liabilities	52,511	64,584
Current portion of operating lease liabilities	52,366	49,433
Current portion of long-term debt	—	8,167
Total current liabilities	115,976	137,330

Long-term debt, net	479,906	543,799
Warrant liability	690	4,341
Contingent common shares liability	12,600	45,360
Deferred income tax liabilities	23,927	67,459
Operating lease liabilities	229,460	250,597
Other non-current liabilities	1,944	2,301
Total liabilities	864,503	1,051,187
Commitments and contingencies (Note 17)
Mezzanine equity:
Series A Senior Preferred Stock, $0.0001 par value; 1.0 million shares authorized; $1,074.32 stated value per share and 0.2 million shares issued and outstanding at September 30, 2022; none issued and outstanding at December 31, 2021	140,340	—
Stockholders' equity:
Class A common stock, $0.0001 par value; 470.0 million shares authorized; 207.3 million shares issued, 198.1 million shares outstanding at September 30, 2022; 207.4 million shares issued, 197.4 million shares outstanding at December 31, 2021	20	20
Treasury stock, at cost, 0.06 million shares and 0.03 million shares at September 30, 2022 and December 31, 2021, respectively	(136)	(95)
Additional paid-in capital	1,377,152	1,351,597
Accumulated other comprehensive income	7,143	28
Accumulated deficit	(1,236,746)	(847,132)
Total ATI Physical Therapy, Inc. equity	147,433	504,418
Non-controlling interests	4,934	7,089
Total stockholders' equity	152,367	511,507
Total liabilities, mezzanine equity and stockholders' equity	$1,157,210	$1,562,694
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net patient revenue	$142,313	$141,855	$429,744	$420,805
Other revenue	14,479	17,158	44,163	51,303
Net operating revenue	156,792	159,013	473,907	472,108

Cost of services:
Salaries and related costs	90,309	86,838	267,330	248,409
Rent, clinic supplies, contract labor and other	51,417	45,765	153,437	133,140
Provision for doubtful accounts	2,797	3,514	11,408	14,270
Total cost of services	144,523	136,117	432,175	395,819
Selling, general and administrative expenses	25,263	30,795	87,095	81,912
Goodwill and intangible asset impairment charges	106,663	508,972	390,224	962,303
Operating loss	(119,657)	(516,871)	(435,587)	(967,926)
Change in fair value of warrant liability (Note 12)	(790)	(15,885)	(3,651)	(20,424)
Change in fair value of contingent common shares liability (Note 13)	(6,930)	(146,317)	(32,760)	(167,265)
Loss on settlement of redeemable preferred stock	—	—	—	14,037
Interest expense, net	11,780	7,386	31,815	39,105
Interest expense on redeemable preferred stock	—	—	—	10,087
Other expense, net	195	52	3,181	5,831
Loss before taxes	(123,912)	(362,107)	(434,172)	(849,297)
Income tax benefit	(7,218)	(35,333)	(43,532)	(65,579)
Net loss	(116,694)	(326,774)	(390,640)	(783,718)
Net loss attributable to non-controlling interests	(376)	(2,109)	(1,026)	(4,569)
Net loss attributable to ATI Physical Therapy, Inc.	$(116,318)	$(324,665)	$(389,614)	$(779,149)

Loss per share of Class A common stock:
Basic	$(0.60)	$(1.65)	$(1.98)	$(5.02)
Diluted	$(0.60)	$(1.65)	$(1.98)	$(5.02)
Weighted average shares outstanding:
Basic and diluted	204,282	196,996	202,708	155,197
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
($ in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net loss	$(116,694)	$(326,774)	$(390,640)	$(783,718)
Other comprehensive income:
Unrealized gain on interest rate cap	655	181	7,115	1,378
Comprehensive loss	$(116,039)	$(326,593)	$(383,525)	$(782,340)
Net loss attributable to non-controlling interests	(376)	(2,109)	(1,026)	(4,569)
Comprehensive loss attributable to ATI Physical Therapy, Inc.	$(115,663)	$(324,484)	$(382,499)	$(777,771)
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
($ in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	197,409,964	$20	29,791	$(95)	$1,351,597	$28	$(847,132)	$7,089	$511,507
Issuance of 2022 Warrants	—	—	—	—	19,725	—	—	—	19,725
Vesting of restricted shares distributed to holders of ICUs	75,497	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock awards	40,613	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock awards	(12,824)	—	12,824	(22)	—	—	—	—	(22)
Non-cash share-based compensation	—	—	—	—	1,960	—	—	—	1,960
Other comprehensive income (1)	—	—	—	—	—	3,752	—	—	3,752
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(473)	(473)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(473)	(473)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(137,750)	—	(137,750)
Balance at March 31, 2022	197,513,250	$20	42,615	$(117)	$1,373,282	$3,780	$(984,882)	$6,143	$398,226
Vesting of restricted shares distributed to holders of ICUs	118,857	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	330,418	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(6,607)	—	6,607	(12)	—	—	—	—	(12)
Non-cash share-based compensation	—	—	—	—	1,959	—	—	—	1,959
Other comprehensive income (1)	—	—	—	—	—	2,708	—	—	2,708
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(139)	(139)
Net loss attributable to non-controlling interests	—	—	—	—	—	—		(177)	(177)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(135,546)	—	(135,546)
Balance at June 30, 2022	197,955,918	$20	49,222	$(129)	$1,375,241	$6,488	$(1,120,428)	$5,827	$267,019
Vesting of restricted shares distributed to holders of ICUs	58,795	—			—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	109,518	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(6,268)	—	6,268	(7)	—	—	—	—	(7)
Non-cash share-based compensation	—	—	—	—	1,911	—	—	—	1,911
Other comprehensive income (1)	—	—	—	—	—	655	—	—	655
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(517)	(517)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(376)	(376)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(116,318)	—	(116,318)
Balance at September 30, 2022	198,117,963	$20	55,490	$(136)	$1,377,152	$7,143	$(1,236,746)	$4,934	$152,367
(1)Other comprehensive income related to unrealized gain on interest rate cap
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	938,557	$9	—	$—	$954,732	$(1,907)	$(68,804)	$17,087	$901,117
Retrospective application of reverse recapitalization	127,346,957	4	—	—	(4)	—	—	—	—
Adjusted balance at January 1, 2021	128,285,514	$13	—	$—	$954,728	$(1,907)	$(68,804)	$17,087	$901,117
Non-cash share-based compensation	—	—	—	—	504	—	—	—	504
Other comprehensive income (1)	—	—	—	—	—	561	—	—	561
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(3,575)	(3,575)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	1,309	1,309
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(19,127)	—	(19,127)
Balance at March 31, 2021	128,285,514	$13	—	$—	$955,232	$(1,346)	$(87,931)	$14,821	$880,789
Net proceeds from FAII in Business Combination	25,512,254	3	—	—	210,102	—	—	—	210,105
Shares issued through PIPE investment	30,000,000	3	—	—	299,997	—	—	—	300,000
Shares issued to Wilco Holdco Series A Preferred stockholders	12,845,282	1	—	—	128,452	—	—	—	128,453
Warrant liability recognized upon the closing of the Business Combination	—	—	—	—	(26,936)	—	—	—	(26,936)
Contingent common shares liability recognized upon the closing of the Business Combination	—	—	—	—	(220,500)	—	—	—	(220,500)
Non-cash share-based compensation	—	—	—	—	3,112	—	—	—	3,112
Other comprehensive income (1)	—	—	—	—	—	636	—	—	636
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(920)	(920)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(3,769)	(3,769)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(435,357)	—	(435,357)
Balance at June 30, 2021	196,643,050	$20	—	$—	$1,349,459	$(710)	$(523,288)	$10,132	$835,613
Vesting of restricted shares distributed to holders of ICUs	611,356	—	—	—	—	—	—	—	—
Non-cash share-based compensation	—	—	—	—	1,248	—	—	—	1,248
Other comprehensive income (1)	—	—	—	—	—	181	—	—	181
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(1,120)	(1,120)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(2,109)	(2,109)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(324,665)	—	(324,665)
Balance at September 30, 2021	197,254,406	$20	—	$—	$1,350,707	$(529)	$(847,953)	$6,903	$509,148
(1)Other comprehensive income related to unrealized gain on interest rate cap
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating activities:
Net loss	$(390,640)	$(783,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and intangible asset impairment charges	390,224	962,303
Depreciation and amortization	30,477	27,990
Provision for doubtful accounts	11,408	14,270
Deferred income tax provision	(43,532)	(65,579)
Amortization of right-of-use assets	36,155	33,868
Non-cash share-based compensation	5,830	4,864
Amortization of debt issuance costs and original issue discount	1,934	2,644
Non-cash interest expense	889	—
Non-cash interest expense on redeemable preferred stock	—	10,087
Loss on extinguishment of debt	2,809	5,534
Loss on settlement of redeemable preferred stock	—	14,037
(Gain) loss on disposal and impairment of assets	(42)	219
Change in fair value of warrant liability	(3,651)	(20,424)
Change in fair value of contingent common shares liability	(32,760)	(167,265)
Changes in:
Accounts receivable, net	(11,276)	(8,564)
Prepaid expenses and other current assets	(5,507)	(6,580)
Other non-current assets	52	(269)
Accounts payable	(2,100)	151
Accrued expenses and other liabilities	(702)	(11,820)
Operating lease liabilities	(36,431)	(39,084)
Other non-current liabilities	52	824
Medicare Accelerated and Advance Payment Program Funds	(12,269)	(8,540)
Transaction-related amount due to former owners	—	(3,611)
Net cash used in operating activities	(59,080)	(38,663)

Investing activities:
Purchases of property and equipment	(22,091)	(27,701)
Purchases of intangible assets	—	(1,375)
Proceeds from sale of property and equipment	152	125
Proceeds from sale of clinics	77	248
Net cash used in investing activities	(21,862)	(28,703)

Financing activities:
Proceeds from long-term debt	500,000	—
Deferred financing costs	(12,952)	—
Original issue discount	(10,000)	—
Principal payments on long-term debt	(555,048)	(454,160)
Proceeds from issuance of Series A Senior Preferred Stock	144,667	—
Proceeds from issuance of 2022 Warrants	20,333	—
Cash inflow from Business Combination	—	229,338
Payments to Series A Preferred stockholders	—	(59,000)
Proceeds from shares issued through PIPE investment	—	300,000
Equity issuance costs and original issue discount	(4,935)	(19,233)
Taxes paid on behalf of employees for shares withheld	(41)	—
Distribution to non-controlling interest holders	(1,129)	(5,615)
Net cash provided by (used in) financing activities	80,895	(8,670)

Changes in cash and cash equivalents:
Net decrease in cash and cash equivalents	(47)	(76,036)
Cash and cash equivalents at beginning of period	48,616	142,128
Cash and cash equivalents at end of period	$48,569	$66,092

Supplemental noncash disclosures:
Derivative changes in fair value	$(7,115)	$(1,378)
Purchases of property and equipment in accounts payable	$2,230	$1,733
Warrant liability recognized upon the closing of the Business Combination	$—	$(26,936)
Contingent common shares liability recognized upon the closing of the Business Combination	$—	$(220,500)
Shares issued to Wilco Holdco Series A Preferred stockholders	$—	$128,453

Other supplemental disclosures:
Cash paid for interest	$29,453	$35,334
Cash received from hedging activities	$1,080	$—
Cash paid for taxes	$82	$156
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Note 1. Overview of the Company
ATI Physical Therapy, Inc., together with its subsidiaries (herein referred to as “we,” “the Company,” “ATI Physical Therapy” and “ATI”), is a nationally recognized healthcare company, specializing in outpatient rehabilitation and adjacent healthcare services. The Company provides outpatient physical therapy services under the name ATI Physical Therapy and, as of September 30, 2022, had 929 clinics (as well as 20 clinics under management service agreements) located in 25 states. The Company offers a variety of services within its clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services. The Company’s direct and indirect wholly-owned subsidiaries include, but are not limited to, Wilco Holdco, Inc., ATI Holdings Acquisition, Inc. and ATI Holdings, LLC.
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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the following:
•The Company applied for and obtained approval to receive $26.7 million of Medicare Accelerated and Advance Payment Program ("MAAPP") funds during the quarter ended June 30, 2020. During the nine months ended September 30, 2022 and 2021, the Company applied $12.3 million and $8.5 million in MAAPP funds against the outstanding liability, respectively. During the quarter ended September 30, 2022, the Company met the required performance obligations and performed the remaining services related to the MAAPP funds. Therefore, the remaining funds were applied and repaid during the quarter ended September 30, 2022. As of September 30, 2022 and December 31, 2021, zero and $12.3 million of the funds are recorded in accrued expenses and other liabilities, respectively.
•The Company elected to defer depositing the employer portion of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free. Related to these payments, as of September 30, 2022 and December 31, 2021, $5.9 million is included in accrued expenses and other liabilities.
Note 2. Basis of Presentation and Recent Accounting Standards
Basis of presentation
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
Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results the Company expects for the entire year. In addition, the influence of seasonality, changes in payor contracts, changes in rate per visit, changes in referral and visit volumes, strategic transactions, labor market dynamics and wage inflation, changes in laws and general economic conditions in the markets in which the Company operates and other factors impacting the Company's operations may result in any period not being comparable to the same period in previous years.

Immaterial revisions to prior periods
As previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022, the Company identified immaterial prior period revisions with respect to the amount of income tax benefit recorded for the three and nine months ended September 30, 2021. As previously disclosed, we evaluated the effects of these errors on our previously issued condensed consolidated financial statements and concluded that no prior period is materially misstated. The revision increased income tax benefit by $7.0 million for the three and nine months ended September 30, 2021, from $28.3 million to $35.3 million and $58.5 million to $65.6 million, respectively. The revision decreased net loss by $7.0 million for the three and nine months ended September 30, 2021, from $333.8 million to $326.8 million and $790.8 million to $783.7 million, respectively. The revision decreased loss per share from $1.68 to $1.65, and $5.07 to $5.02 for the three and nine months ended September 30, 2021, respectively. The impacted prior periods have been revised in subsequent filings as applicable.
Liquidity and going concern
In accordance with Accounting Standards Codification ("ASC") Topic 205-40, Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that these condensed consolidated financial statements are issued. This evaluation includes considerations related to the covenants contained in the Company’s 2022 Credit Agreement as well as the Company’s liquidity position overall.
As detailed in Note 8 - Borrowings, the Company’s 2022 Credit Agreement contains customary covenants and restrictions, including financial and nonfinancial covenants. The financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2024. Additionally, beginning in the second quarter of 2024, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 7.00:1.00. The net leverage ratio covenant decreases in the third quarter of 2024 to 6.75:1.00 and further decreases in the first quarter of 2025 to 6.25:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. Failure to comply with these covenants and restrictions would result in an event of default, subject to customary cure periods.
As of September 30, 2022, we had $48.6 million in cash and cash equivalents and $48.2 million of available capacity under our 2022 revolving credit facility, resulting in $96.8 million of liquidity. As measured based on the definitions in the Company’s 2022 Credit Agreement, liquidity was $99.6 million as of September 30, 2022.
The Company has negative operating cash flows, operating losses and net losses which will continue until operating results improve. For the nine months ended September 30, 2022, the Company had cash flow used in operating activities of $59.1 million, operating loss of $435.6 million and net loss of $390.6 million. In addition, as of September 30, 2022, the Company had an accumulated deficit of $1,236.7 million. These results are, in part, due to trends experienced by the Company including a tight labor market for available physical therapy and other providers in the workforce, visit volume softness, decreases in rate per visit and increases in interest costs.
Improving operating results and cash flow is dependent upon the Company’s ability to achieve its business plan to increase clinical staffing levels and clinician productivity, control costs and capital expenditures, increase patient visit volumes and referrals and stabilize rate per visit. However, there can be no assurance that it will be successful in any of these respects. If business results in the coming twelve months do not improve relative to the previous twelve months, the Company would be at risk of violating its $30.0 million minimum liquidity covenant under its 2022 Credit Agreement. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months following the issuance date of the condensed consolidated financial statements as of and for the period ended September 30, 2022.

If business results do not improve relative to the previous twelve months, the Company will need to consider other alternatives, such as pursuing an amendment to or waiver of the minimum liquidity covenant and other requirements under the 2022 Credit Agreement, raising funds from other sources, obtaining alternate financing, disposal of assets, or pursuing other strategic alternatives to improve its liquidity position and business results. There can be no assurance that the Company will be successful in accessing such alternative options or financing when needed. Failure to obtain such an amendment to or waiver of the minimum liquidity covenant, complete the other financings or execute on other strategic alternatives when needed would have a material adverse effect on the liquidity, financial condition and results of operations.
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within twelve months after the date that these condensed consolidated financial statements are issued.
Use of estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The effect of any change in estimates will be recognized in the current period of the change.
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

Recently adopted accounting guidance
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard was subsequently amended by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. This standard is optional and may be applied by entities after March 12, 2020, but no later than December 31, 2022. As of September 30, 2022, the Company has a derivative instrument for which the interest rate is indexed to the London InterBank Offered Rate (“LIBOR”). During the period ended March 31, 2022, the Company modified the reference rate index on its hedged items, which are future variable-rate cash payments, from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivative, which is LIBOR. The guidance allows for different expedient elections to be made at different points in time. As of September 30, 2022, the Company continues to apply the hedge accounting expedients and does not anticipate that this guidance will have a material impact on its consolidated financial statements, however, the Company will continue to assess the potential impact on its future hedging relationships and expedient elections, as applicable.
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
Note 4. Revenue from Contracts with Customers
The following table disaggregates net operating revenue by major service line for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net patient revenue	$142,313	$141,855	$429,744	$420,805
ATI Worksite Solutions (1)	9,053	8,626	26,429	25,830
Management Service Agreements (1)	3,251	4,201	9,671	11,523
Other revenue (1)	2,175	4,331	8,063	13,950
	$156,792	$159,013	$473,907	$472,108
(1)ATI Worksite Solutions, Management Service Agreements and Other revenue are included within other revenue on the face of the condensed consolidated statements of operations.

The following table disaggregates net patient revenue for each associated payor class as a percentage of total net patient revenue for the periods indicated below:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Commercial	57.7%	56.3%	57.2%	56.0%
Government	24.7%	24.3%	24.3%	23.6%
Workers’ compensation	12.0%	13.7%	12.7%	14.8%
Other (1)	5.6%	5.7%	5.8%	5.6%
	100.0%	100.0%	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury.
Note 5. Goodwill, Trade Name and Other Intangible Assets
Changes in the carrying amount of goodwill consisted of the following (in thousands):

Total Goodwill
Goodwill at December 31, 2021 (1)	$608,811
Impairment charges	(270,564)
Acquisitions (2)	(236)
Goodwill at September 30, 2022	$338,011
(1) Net of accumulated impairment losses of $726.8 million.
(2) Represents final valuation adjustments related to 2021 acquisitions. Refer to Note 3 - Business Combinations and Divestiture for additional information.
The table below summarizes the Company’s carrying amount of trade name and other intangible assets at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Gross intangible assets:
ATI trade name (1)	$290,000	$409,360
Non-compete agreements	2,395	2,405
Other intangible assets	640	640
Accumulated amortization:
Accumulated amortization – non-compete agreements	(952)	(425)
Accumulated amortization – other intangible assets	(316)	(284)
Total trade name and other intangible assets, net	$291,767	$411,696
(1) Not subject to amortization. The Company recorded $119.4 million of impairment charges related to the trade name indefinite-lived intangible asset during the nine months ended September 30, 2022.
Amortization expense for the three and nine months ended September 30, 2022 and 2021 was immaterial. The Company estimates that amortization expense related to intangible assets is expected to be immaterial over the next five fiscal years and thereafter.

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
Interim impairment testing as of September 30, 2022
During the quarter ended September 30, 2022, the Company identified an interim triggering event as a result of factors primarily driven by potential changes in discount rates. The Company determined that these factors constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets.
As it was determined that it was more likely than not that the fair value of our trade name indefinite-lived intangible asset was below its carrying value, the Company performed an interim quantitative impairment test as of the September 30, 2022 balance sheet date. The Company utilized the relief from royalty method to estimate the fair value of the trade name indefinite-lived intangible asset. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate. As a result of the analysis and primarily driven by an increase in the discount rate, the Company recognized a $40.0 million non-cash interim impairment in the line item goodwill and intangible asset impairment charges in its condensed consolidated statements of operations, which represents the difference between the estimated fair value of the Company’s trade name indefinite-lived intangible asset and its carrying value.
The Company evaluated its asset groups, including operating lease right-of-use assets that were evaluated based on clinic-level cash flows and clinic-specific market factors, noting no material impairment.
As it was determined that it was more likely than not that the fair value of our single reporting unit was below its carrying value, the Company performed an interim quantitative impairment test. In order to determine the fair value of our single reporting unit, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples. As a result of the analysis and primarily driven by an increase in the discount rate and lower public company comparative multiples, the Company recognized an approximate $66.4 million non-cash interim impairment in the line item goodwill and intangible asset impairment charges in its condensed consolidated statements of operations, which represented the difference between the estimated fair value of the Company’s single reporting unit and its carrying value.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected revenue growth rates, EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, including discount rates, relevant market multiples, company share price and other market factors, then our reporting unit or indefinite-lived intangible assets might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of goodwill and the Company’s trade name indefinite-lived intangible asset have been impaired as of March 31, 2022, June 30, 2022 and September 30, 2022 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates.
Note 6. Property and Equipment
Property and equipment consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Equipment	$38,414	$36,278
Furniture and fixtures	17,392	17,141
Leasehold improvements	193,198	183,542
Automobiles	19	19
Computer equipment and software	100,882	95,362
Construction-in-progress	3,012	3,793
	352,917	336,135
Accumulated depreciation and amortization	(223,156)	(196,405)
Property and equipment, net	$129,761	$139,730
The following table presents the amount of depreciation expense recorded in rent, clinic supplies, contract labor and other and selling, general and administrative expenses in the Company’s condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Rent, clinic supplies, contract labor and other	$6,876	$6,512	$20,785	$19,492
Selling, general and administrative expenses	3,048	2,583	9,133	8,219
Total depreciation expense	$9,924	$9,095	$29,918	$27,711

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Salaries and related costs	$17,910	$27,257
Accrued professional fees	6,039	5,998
CARES Act funds (1)	5,910	18,179
Credit balance due to patients and payors	5,084	4,240
Accrued legal settlement (2)	5,000	—
Accrued contract labor	4,725	2,057
Other payables and accrued expenses	7,843	6,853
Total	$52,511	$64,584
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
Note 8. Borrowings
Long-term debt consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Senior Secured Term Loan (1, 2) (due February 24, 2028)	$500,889	$—
2016 first lien term loan (3)	—	555,048
Less: unamortized debt issuance costs	(11,637)	(1,935)
Less: unamortized original issue discount	(9,346)	(1,147)
Total debt, net	479,906	551,966
Less: current portion of long-term debt	—	(8,167)
Long-term debt, net	$479,906	$543,799
(1) Interest rate of 10.8% at September 30, 2022, with interest payable in designated installments at a variable interest rate. The effective interest rate for the Senior Secured Term Loan was 11.4% at September 30, 2022.
(2) During the third quarter of 2022, the Company elected to pay a portion of its interest in-kind on its Senior Secured Term Loan by capitalizing and adding such interest to the principal amount of the debt. As of September 30, 2022, the Company recognized paid in-kind interest in the amount of $0.9 million.
(3) Loan balance was repaid in its entirety on February 24, 2022. The effective interest rate for the 2016 first lien term loan was 4.9% at December 31, 2021.
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
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company may elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The Company elected to pay a portion of its interest in-kind during the quarter ended September 30, 2022. As of September 30, 2022, borrowings on the Senior Secured Term Loan bear interest at 1-month SOFR, subject to a 1.0% floor, plus 7.25% plus the 0.5% paid-in-kind interest premium.

The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company capitalized issuance costs of $0.5 million related to the Revolving Loans. Unamortized issuance costs of $0.2 million related to the revolving loans under the 2016 credit agreement were added to the balance of unamortized issuance costs to be amortized over the term of the Revolving Loans pursuant to debt extinguishment accounting guidance. Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans and the revolving loans under the 2016 credit agreement, respectively, were $0.6 million as of September 30, 2022, and $0.3 million as of December 31, 2021.
The 2022 Credit Facility is guaranteed by certain of the Company’s subsidiaries and is secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions.
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. The financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2024. Additionally, beginning in the second quarter of 2024, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 7.00:1.00. The net leverage ratio covenant decreases in the third quarter of 2024 to 6.75:1.00 and further decreases in the first quarter of 2025 to 6.25:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods.
The 2022 Credit Facility contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including requirements related to certain going concern independent audit reports, limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. Failure to comply with the 2022 Credit Facility covenants and restrictions could result in an event of default under the 2022 Credit Facility, subject to customary cure periods. In such an event, all amounts outstanding under the 2022 Credit Facility, together with any accrued interest, could then be declared immediately due and payable.
Under the 2022 Credit Facility, the Company may be required to make certain mandatory prepayments upon the occurrence of certain events, including: an event of default, a Prepayment Asset Sale or receipt of Net Insurance Proceeds (as defined in the 2022 Credit Agreement) in excess of $15.0 million, or excess cash flows exceeding certain thresholds (as defined in the 2022 Credit Agreement).
The Company had letters of credit totaling $1.8 million and $1.2 million under the letter of credit sub-facility on the revolving credit facilities as of September 30, 2022 and December 31, 2021, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.

Aggregate maturities of long-term debt at September 30, 2022 are as follows (in thousands):

2022 (remainder of year)	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	500,889
Total future maturities	500,889
Unamortized original issue discount and debt issuance costs	(20,983)
Total debt, net	$479,906
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
ATI 2021 Equity Incentive Plan
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which it may grant equity interests of ATI Physical Therapy, Inc., in the form of stock options, stock appreciation rights, restricted stock awards and restricted stock units, to members of management, key employees and independent directors of the Company and its subsidiaries. The Compensation Committee is authorized to make grants and to make various other decisions under the 2021 Plan. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 21.3 million. As of September 30, 2022, approximately 9.2 million shares were available for future grant.
2022 grants
During the nine months ended September 30, 2022, the Company granted stock options and restricted stock units ("RSUs") to certain employees and independent directors of the Company. For the nine months ended September 30, 2022, approximately 6.4 million stock options and 5.4 million RSUs were granted under the 2021 Plan. The weighted average grant date fair values related to the 2022 grants were $0.98 and $2.08 for the stock options and RSUs, respectively.

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

2022
Weighted-average grant-date fair value of options	$0.98
Risk-free interest rate	1.74%
Term (years)	6.2
Volatility	61.19%
Expected dividend	—%
As of September 30, 2022, the unrecognized compensation expense related to stock options was $5.5 million, to be recognized over a weighted-average period of 3.0 years, and the unrecognized compensation expense related to RSUs was $7.6 million, to be recognized over a weighted-average period of 2.1 years.
Total non-cash share-based compensation expense recognized in the three and nine months ended September 30, 2022 was approximately $1.9 million and $5.8 million, respectively.
Note 10. Mezzanine and Stockholders' Equity
ATI Physical Therapy, Inc. Series A Senior Preferred Stock
In connection with the 2022 Debt Refinancing, the Company issued 165,000 shares of non-convertible preferred stock (the "Series A Senior Preferred Stock") plus 5.2 million warrants to purchase shares of the Company's common stock at an exercise price of $3.00 per share (the "Series I Warrants") and warrants to purchase 6.3 million shares of the Company's common stock at an exercise price equal to $0.01 per share (the "Series II Warrants"). The shares of the Series A Senior Preferred Stock have a par value of $0.0001 per share and an initial stated value of $1,000 per share, for an aggregate initial stated value of $165.0 million. The Company is authorized to issue 1.0 million shares of preferred stock per the Certificate of Designation. As of September 30, 2022, there was 0.2 million shares of Series A Senior Preferred Stock issued and outstanding.
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
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid in-kind dividends related to the Series A Preferred Stock were $5.3 million and $12.3 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the accumulated paid in-kind dividends related to the Series A Preferred Stock were $12.3 million and the aggregate stated value was $177.3 million.
The following table presents the change in the aggregate stated value and stated value per share of the Series A Senior Preferred Stock since the Refinancing Date (in thousands, except per share data):

Series A Senior Preferred Stock
Aggregate stated value as of February 24, 2022	$165,000
Accumulated paid in-kind dividends as of September 30, 2022	12,263
Aggregate stated value as of September 30, 2022	$177,263

Preferred shares issued and outstanding as of September 30, 2022	165

Stated value per share as of September 30, 2022	$1,074.32
The Company has the right to redeem the Series A Senior Preferred Stock, in whole or in part, at any time (subject to certain limitations on partial redemptions). The Redemption Price (as defined in the Certificate of Designation) for each share of Series A Senior Preferred Stock depends on when such optional redemption takes place, if at all.

The Series A Senior Preferred Stock is perpetual and is not mandatorily redeemable at the option of the holders, except upon the occurrence of a Mandatory Redemption Event (as defined in the Certificate of Designation). Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price. Because the Series A Senior Preferred Stock is mandatorily redeemable contingent on certain events outside the Company’s control, the Series A Senior Preferred Stock is classified as mezzanine equity in the Company's condensed consolidated balance sheets. Based on the Company’s assessment of the conditions which would trigger the redemption of the Series A Senior Preferred Stock, the Company has determined that the Series A Senior Preferred Stock is neither currently redeemable nor probable of becoming redeemable. Because the Series A Senior Preferred Stock is classified as mezzanine equity and is not considered redeemable or probable of becoming redeemable, the paid in-kind dividends that are added to the stated value do not impact the carrying value of the Series A Senior Preferred Stock in the Company’s condensed consolidated balance sheets. Should the Series A Senior Preferred Stock become probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount accordingly at the end of each reporting period. As of September 30, 2022, the redemption value of the Series A Senior Preferred Stock was $177.3 million, which is the stated value.
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
Class A common stock
The Company is authorized to issue 470.0 million shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At September 30, 2022, there were 207.3 million shares of Class A common stock issued and 198.1 million shares outstanding.
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

As of September 30, 2022, shares of Class A common stock reserved for potential future issuance, on an as-if converted basis, were as follows (in thousands):

September 30, 2022
Shares available for grant under the 2021 Plan	9,154
2021 Plan share-based awards outstanding	11,549
Earnout Shares reserved	15,000
2022 Warrants outstanding	11,498
IPO Warrants outstanding	9,867
Vesting Shares reserved(1)	8,625
Restricted shares(1,2)	509
Total shares of common stock reserved	66,202
(1) Represents shares of Class A common stock legally issued, but not outstanding, as of September 30, 2022.
(2) Represents a portion of the 2.0 million restricted shares distributed following the Business Combination to holders of unvested Incentive Common Units under the Wilco Acquisition, LP 2016 Equity Incentive Plan.
Treasury stock
During the nine months ended September 30, 2022, the Company net settled 0.03 million shares of its Class A common stock related to employee tax withholding obligations associated with the Company's share-based compensation program. These shares are reflected at cost as treasury stock in the condensed consolidated financial statements. As of September 30, 2022, there were 0.06 million shares of treasury stock totaling $0.1 million recognized in the condensed consolidated balance sheets.
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
Cumulative dividends related to the Wilco Holdco preferred stock were accrued as preferred dividends that increased the balance of the redeemable preferred stock on the Company’s consolidated balance sheets and were recognized as interest expense on redeemable preferred stock in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company incurred cumulative preferred dividends related to the preferred stock of zero and $10.1 million, respectively. No dividends were paid related to the preferred stock.

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
Note 12. IPO Warrant Liability
The Company has outstanding Public Warrants to purchase an aggregate of 6.9 million shares of the Company’s Class A common stock at an exercise price of $11.50 per share and outstanding Private Placement Warrants to purchase an aggregate of 3.0 million shares of the Company's Class A common stock at an exercise price of $11.50 per share. There were no IPO Warrants exercised during the three and nine months ended September 30, 2022.
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
The following table presents the change in the fair value of Private Placement Warrants that is recognized in change in fair value of warrant liability in the condensed consolidated statement of operations for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fair value, beginning of period(1)	$445	$6,734	$1,305	$8,099
Changes in fair value	(238)	(4,776)	(1,098)	(6,141)
Fair value, end of period	$207	$1,958	$207	$1,958
(1) The nine months ended September 30, 2021 represents changes in fair value from the Closing Date of the Business Combination, which is when the liabilities were established.
The following table presents the changes in the fair value of the Public Warrants that is recognized in change in fair value of warrant liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fair value, beginning of period(1)	$1,035	$15,663	$3,036	$18,837
Changes in fair value	(552)	(11,109)	(2,553)	(14,283)
Fair value, end of period	$483	$4,554	$483	$4,554
(1) The nine months ended September 30, 2021 represents changes in fair value from the Closing Date of the Business Combination, which is when the liabilities were established.

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
The Company accounts for the potential Earnout Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s condensed consolidated statements of operations. As of September 30, 2022, no Earnout Shares have been issued as none of the corresponding share price thresholds have been met.
The following table presents the changes in the fair value of the Earnout Shares that is recognized in change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fair value, beginning of period(1)	$12,400	$126,700	$28,800	$140,000
Changes in fair value	(4,400)	(92,900)	(20,800)	(106,200)
Fair value, end of period	$8,000	$33,800	$8,000	$33,800
(1) The nine months ended September 30, 2021 represents changes in fair value from the Closing Date of the Business Combination, which is when the liabilities were established.
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
The Company accounts for the Vesting Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s condensed consolidated statements of operations. As of September 30, 2022, no Vesting Shares are outstanding as none of the corresponding share price thresholds have been met.

The following table presents the changes in the fair value of the Vesting Shares that is recognized in change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fair value, beginning of period(1)	$7,130	$72,852	$16,560	$80,500
Changes in fair value	(2,530)	(53,417)	(11,960)	(61,065)
Fair value, end of period	$4,600	$19,435	$4,600	$19,435
(1) The nine months ended September 30, 2021 represents changes in fair value from the Closing Date of the Business Combination, which is when the liabilities were established.
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
As of September 30, 2022 and December 31, 2021, respectively, the recorded values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these items.
The Company's Senior Secured Term Loan and Revolving Loans are Level 2 fair value measures which have variable interest rates and, as of September 30, 2022, the recorded amounts approximate fair value. The Company utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms or maturities.
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
The key inputs into the Monte Carlo option pricing model were as follows as of September 30, 2022 and December 31, 2021 for the respective Level 3 instruments:

	Earnout Shares		Vesting Shares
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Risk-free interest rate	3.85%	1.50%	3.85%	1.50%
Volatility	66.20%	44.86%	66.20%	44.86%
Dividend yield	—%	—%	—%	—%
Expected term (years)	8.7	9.5	8.7	9.5
Share price	$1.00	$3.39	$1.00	$3.39
Refer to Note 13 - Contingent Common Shares Liability for further details on the change in fair value of the Earnout Shares and Vesting Shares.
Fair value measurement of interest rate derivative instruments
The Company is exposed to interest rate variability with regard to its existing variable-rate debt instrument, which exposure primarily relates to movements in various interest rates, such as SOFR. The Company utilizes interest rate cap derivative instruments for purposes of hedging exposures related to such variable-rate cash payments. The Company's interest rate caps are designated as cash flow hedging instruments.
The Company records derivatives on the balance sheet at fair value, which represents the estimated amounts it would receive or pay upon termination of the derivative prior to the scheduled expiration date. The fair value is derived from model-driven information based on observable Level 2 inputs, such as LIBOR or SOFR forward rates. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.

As discussed in Note 2 – Basis of Presentation and Recent Accounting Standards, the Company has a derivative instrument for which the interest rate is indexed to LIBOR. During the period ended March 31, 2022, the Company modified the reference rate index on its hedged items from LIBOR to SOFR. The Company elected to apply the hedge accounting expedients under ASC Topic 848, Reference Rate Reform, related to probability and the assessments of effectiveness for future cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivative, which is LIBOR. As of September 30, 2022, the Company continues to apply the hedge accounting expedients and does not anticipate this guidance will have a material impact on its consolidated financial statements.
The following table presents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands). Amounts reclassified into interest expense were immaterial for the periods presented:

Cash Flow Hedges
Balance as of December 31, 2021	$28
Unrealized gain recognized in other comprehensive income	3,752
Balance as of March 31, 2022	3,780
Unrealized gain recognized in other comprehensive income	2,708
Balance as of June 30, 2022	6,488
Unrealized gain recognized in other comprehensive income	655
Balance as of September 30, 2022	$7,143

Balance as of December 31, 2020	$(1,907)
Unrealized gain recognized in other comprehensive income	561
Balance as of March 31, 2021	(1,346)
Unrealized gain recognized in other comprehensive income	636
Balance as of June 30, 2021	(710)
Unrealized gain recognized in other comprehensive income	181
Balance as of September 30, 2021	$(529)
The following table presents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Other current assets	$7,157	$—	$—	$—
Other non-current assets	84	—	277	—
Accrued expenses and other liabilities	—	42	—	288
Note 15. Income Taxes
The effective tax rate and income tax benefit for the three months ended September 30, 2022 were 5.8% and $7.2 million, compared to an effective tax rate and income tax benefit of 9.8% and $35.3 million for the three months ended September 30, 2021. The effective tax rate and income tax benefit for the nine months ended September 30, 2022 were 10.0% and $43.5 million, compared to an effective tax rate and income tax benefit of 7.7% and $65.6 million for the nine months ended September 30, 2021.

The effective tax rate for the three and nine months ended September 30, 2022 was estimated based on full-year 2022 forecast. The estimated effective tax rate was different than the statutory rate primarily due to attributes in federal and state jurisdictions for which no benefit can be recognized and book impairment of goodwill. There was no tax basis established in a significant component of the goodwill impaired. As a result, the impairment had a substantial permanent impact on the effective tax rate. The estimated effective tax rate applicable to year-to-date losses as adjusted for discrete items including nontaxable fair value adjustments related to liability-classified share-based instruments, resulted in a tax benefit of $7.2 million for the three months ended September 30, 2022, and a tax benefit of $43.5 million for the nine months ended September 30, 2022.
The effective tax rate for the three and nine months ended September 30, 2021 was estimated based on full-year 2021 forecast. The effective tax rate was different than the statutory rate primarily due to book impairment of goodwill, nondeductible transactions costs and interest expense on redeemable preferred stock. The estimated effective tax rate applicable to year-to-date losses as adjusted for discrete items including the tax-effect of nondeductible impairment charges, nondeductible loss on settlement of redeemable preferred stock and fair value adjustments related to liability-classified share-based instruments, resulted in a tax benefit of $35.3 million for the three months ended September 30, 2021, and a tax benefit of $65.6 million for the nine months ended September 30, 2021.
In evaluating the Company's ability to recover deferred income tax assets, all available positive and negative evidence is considered, including scheduled reversal of deferred tax liabilities, operating results and forecasts of future taxable income in each of the jurisdictions in which the Company operates. As of September 30, 2022, the Company continues to maintain a valuation allowance related to a significant portion of its federal and state net operating loss carryforwards and certain deferred tax assets that are not more likely than not to be realized based on the weight of available evidence.
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
Lease costs are included as components of cost of services and selling, general and administrative expenses on the condensed consolidated statements of operations. Lease costs incurred by lease type were as follows for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Lease cost
Operating lease cost	$16,826	$16,096	$50,313	$47,822
Variable lease cost (1)	5,198	4,425	15,734	14,361
Total lease cost (2)	$22,024	$20,521	$66,047	$62,183
(1) Includes short term lease costs, which are immaterial .
(2) Sublease income was immaterial .

During the nine months ended September 30, 2022 and 2021, the Company modified the lease terms for a significant number of its real estate leases, primarily related to lease term extensions and renewals in the normal course of business. Modifications during the nine months ended September 30, 2022 and 2021 resulted in an increase to the Company’s operating lease ROU assets and operating lease liabilities of approximately $11.0 million and $13.2 million, respectively.
Other supplemental quantitative disclosures were as follows for the periods indicated below (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50,641	$48,918
Cash payments related to lease terminations	$—	$4,570
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,404	$19,370
Average lease terms and discount rates as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	6.0 years	6.4 years
Weighted-average discount rate:
Operating leases	6.8%	6.5%
Estimated undiscounted future lease payments under non-cancellable operating leases, along with a reconciliation of the undiscounted cash flows to operating lease liabilities, respectively, at September 30, 2022 were as follows (in thousands):

Year
2022 (remainder of year after September 30, 2022)	$16,886
2023	68,962
2024	61,479
2025	51,983
2026	45,643
Thereafter	101,471
Total undiscounted future cash flows	346,424
Less: Imputed Interest	(64,598)
Present value of future cash flows	$281,826
Presentation on Balance Sheet
Current	$52,366
Non-current	$229,460

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

On May 10, 2022, another purported ATI shareholder, Vinay Kumar, filed a derivative action (the “Kumar Action”), purportedly on behalf of ATI, in the U.S. District Court for the Northern District of Illinois against Labeed Diab, Joe Jordan, John Larsen, John Maldonado, Carmine Petrone, Joanne Burns, Teresa Sparks, James Parisi, Drew McKnight, Joshua Pack, Aaron Hood, Carmen Policy, Marc Furstein, Leslee Cowen, Rafeket Russak-Aminoach, and Sunil Gulati (collectively, the “Kumar Individual Defendants”). The Kumar complaint asserts claims on behalf of ATI against: (i) the Kumar Individual Defendants for breach of fiduciary duty; (ii) Labeed Diab, Joe Jordan, and Drew McKnight for contribution under Section 21D of the Exchange Act; (iii) Drew McKnight, Joshua Pack, Aaron Hood, Carmen Policy, Marc Furstein, Leslee Cowen, Rafeket Russak-Aminoach, and Sunil Gulati under Section 14(a) of the Exchange Act; (iv) Labeed Diab, Joe Jordan, Carmine Petrone, Joanne Burns, Teresa Sparks, James Parisi, and Drew McKnight for unjust enrichment; (v) the Kumar Individual Defendants for waste; and (vi) the Kumar Individual Defendants for contribution and indemnification under Delaware law. Plaintiff Kumar’s allegations generally mirror those asserted in the securities complaints described above, and the Kumar complaint also seeks damages in an unspecified amount, certain corporate governance reforms, restitution from the Kumar Individual Defendants and disgorgement of all of their compensation, and costs and expenses, including attorneys’ and experts’ fees. On June 9, 2022, the Ghaith Action and the Kumar Action were consolidated (the "Initial Consolidated Derivative Action"). On June 30, 2022, Judge Edmond E. Chang, before whom the consolidated securities action described above is pending, accepted reassignment of the Initial Consolidated Derivative Action, which the Executive Committee of the District Court for the Northern District of Illinois approved and entered on July 1, 2022. The initial consolidated amended derivative complaint in the Initial Consolidated Derivative Action was filed on August 5, 2022.
On September 22, 2022, another purported ATI shareholder, Brendan Reginbald, filed a derivative action (the “Reginbald Action”), purportedly on behalf of ATI, in the U.S. District Court for the Northern District of Illinois against Fortress Acquisition Sponsor II LLC and Fortress Investment Group LLC (the “Fortress Entity Defendants”), as well as against Labeed Diab, Joe Jordan, John Larsen, John Maldonado, Carmine Petrone, Joanne Burns, James Parisi, Drew McKnight (collectively, the “Legacy ATI Defendants”) and Drew McKnight, Joshua Pack, Aaron Hood, Carmen Policy, Marc Furstein, Leslee Cowen, Rafeket Russak-Aminoach, and Sunil Gulati (collectively, the “FVACII Individual Defendants,” and together with the Fortress Entity Defendants, the “FVACII Defendants”). The Reginbald complaint asserts claims on behalf of ATI against: (i) the FVACII Defendants for breach of fiduciary duty; (ii) Fortress Acquisition Sponsor II LLC and the Legacy ATI Defendants for aiding and abetting breach of fiduciary duty; (iii) Labeed Diab, Joe Jordan, and Drew McKnight for contribution under Section 21D of the Exchange Act; (iv) the FVACII Defendants under Section 14(a) of the Exchange Act; (v) the Legacy ATI Defendants for unjust enrichment; and (vi) all the defendants for contribution and indemnification under Delaware law. Plaintiff Reginbald’s allegations generally mirror those asserted in the securities complaints and the derivative complaints described above, and the Reginbald complaint also seeks damages in an unspecified amount, certain corporate governance reforms, restitution from the defendants and disgorgement of all of their profits, benefits, and compensation, and costs and expenses, including attorneys’ and experts’ fees. On October 12, 2022, Judge Chang, before whom both the consolidated securities action and Initial Consolidated Derivative Action described above are pending, accepted reassignment of the Reginbald Action, which the Executive Committee of the District Court for the Northern District of Illinois approved and entered on October 13, 2022. On October 12, 2022, the Reginbald Action was consolidated with the pending consolidated derivative action (the “Consolidated Derivative Action”). An operative complaint is due in the Consolidated Derivative Action on or before November 21, 2022. The Company has determined that potential liabilities related to the Ghaith complaint, the Kumar complaint, the Reginbald complaint and the initial consolidated amended derivative compliant are not considered probable or reasonably estimable at this time.

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
Note 18. Loss per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2021, shares of Wilco Holdco preferred stock are treated as participating securities and therefore are included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if the earnings for the year had been distributed. As the Wilco Holdco preferred stockholders do not participate in losses, for any periods with a net loss, there is no allocation to participating securities in the period. As of the closing of the Business Combination, the Wilco Holdco preferred stock is no longer outstanding.
For the three and nine months ended September 30, 2022, the income available to common shareholders is reduced by the amount of the cumulative dividend for the Series A Senior Preferred Stock that was issued as part of the 2022 Debt Refinancing.

The calculation of both basic and diluted loss per share for the periods indicated below was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Basic and diluted loss per share:
Net loss	$(116,694)	$(326,774)	$(390,640)	$(783,718)
Less: Net loss attributable to non-controlling interests	(376)	(2,109)	(1,026)	(4,569)
Less: Series A Senior Preferred cumulative dividend	5,274	—	12,263	—
Loss available to common stockholders	$(121,592)	$(324,665)	$(401,877)	$(779,149)

Weighted average shares outstanding(1,2)	204,282	196,996	202,708	155,197

Basic and diluted loss per share	$(0.60)	$(1.65)	$(1.98)	$(5.02)
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
For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding, as their impact would have been anti-dilutive. Figures presented are based on the number of underlying Class A common shares following the Business Combination (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Series I Warrants	5,226	—	5,226	—
IPO Warrants	9,867	9,867	9,867	9,867
Restricted shares(1)	509	1,403	509	1,403
Stock options	6,400	—	6,400	—
RSUs	4,889	—	4,889	—
RSAs	260	—	260	—
Total	27,151	11,270	27,151	11,270
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
Certain amounts in this Management's Discussion and Analysis may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and nine months ended September 30, 2022, and 2021.
All dollar amounts are presented in thousands, unless indicated otherwise.
Company Overview
We are a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 929 owned clinics (as well as 20 clinics under management service agreements) located in 25 states as of September 30, 2022. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
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
Trends and Factors Affecting the Company’s Future Performance and Comparability of Results
Through the third quarter of 2022, we observed the following trends in our business:
•Improved referral and patient visit volumes relative to the comparative periods in 2021 and relative to volume softness experienced during the beginning of 2022 which was driven by an increase in COVID-19 cases due to the outbreak of additional variants.
•A continued tight labor market for available physical therapy and other providers in the workforce, contributing to competition in hiring, attrition, clinician staffing level challenges, and continued wage inflation in the physical therapy industry and at ATI.
•Decrease in rate per visit primarily driven by Medicare rate cuts that became effective on January 1, 2022, Medicare sequestration reductions that began after March 31, 2022 and June 30, 2022 and less favorable payor and state mix when compared to prior periods.
Our ability to achieve our business plan depends upon a number of factors, including, but not limited to, the success of a number of continued steps being taken related to increasing clinical staffing levels, increasing clinician productivity, controlling costs and capital expenditures, increasing visit volumes and referrals and stabilizing rate per visit.
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

During the quarter ended September 30, 2022, the Company identified an interim triggering event as a result of factors primarily driven by potential changes in discount rates. The Company determined that these factors constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of approximately $66.4 million related to goodwill and $40.0 million related to the trade name indefinite-lived intangible asset during the period ended September 30, 2022, which was primarily driven by an increase in the discount rate and lower public company comparative multiples. These charges are non-cash in nature and do not affect our liquidity or debt covenants. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the condensed consolidated financial statements for further details.
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
As a result of the COVID-19 pandemic, visits per day ("VPD") decreased to a low point of 12,643 during the quarter ended June 30, 2020. The Company has experienced relative increases in quarterly VPD following the low point, as local restrictions in certain markets, referral levels and individual routines evolved compared to prior periods. During the fourth quarter of 2021, we observed volume softness caused, in part, by an increase in COVID-19 cases due to the outbreak of additional variants, which continued to impact visit volumes in the beginning of 2022. Through the remainder of the first quarter of 2022 and the second quarter of 2022, we experienced increases in visit volumes relative to the beginning of 2022. Additionally, while we observed volume softness during the third quarter due, in part, to seasonality, we experienced increases in quarterly VPD through the third quarter of 2022 relative to the comparative quarters in 2021.
The chart below reflects the quarterly trend in VPD.

VPD by Quarter
24,000
21,000
18,000
15,000
12,000
9,000
6,000
3,000
—
Q1-21
Q2-21
Q3-21
Q4-21
Q1-22
Q2-22
Q3-22

As demand for physical therapy services has increased in the market since its low point during the quarter ended June 30, 2020, the Company has focused on attempting to increase its clinical staffing levels by hiring clinicians and attempting to reduce levels of clinician attrition that have been elevated relative to historical levels. The elevated levels of attrition were initially caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform, which has increased our current and future expectations for labor costs. While the Company has observed improvement in attrition levels since implementing these actions, attrition remains above historical levels due to a continued tight labor market for available physical therapy and other providers in the workforce which may impede our progress toward increasing visit volumes. In an effort to drive more volume and visits per day, in addition to focusing on clinical staffing levels and clinician productivity, we are working to establish relationships with new referral sources and strengthen relationships with our partner providers and existing referral sources across our geographic footprint.
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
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act") was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the following:
•The Company applied for and obtained approval to receive $26.7 million of Medicare Accelerated and Advance Payment Program ("MAAPP") funds during the quarter ended June 30, 2020. During the nine months ended September 30, 2022 and 2021, the Company applied $12.3 million and $8.5 million in MAAPP funds against the outstanding liability, respectively. During the quarter ended September 30, 2022, the Company met the required performance obligations and performed the remaining services related to the MAAPP funds. Therefore, the remaining funds were applied and repaid during the quarter ended September 30, 2022. As of September 30, 2022 and December 31, 2021, zero and $12.3 million of the funds are recorded in accrued expenses and other liabilities, respectively.
•The Company elected to defer depositing the employer portion of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free. Related to these payments, as of September 30, 2022 and December 31, 2021, $5.9 million is included in accrued expenses and other liabilities. The Company expects the remaining deferred payments to be repaid prior to the end of 2022.

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
•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. In December 2021, the Protecting Medicare and American Farmers from Sequester Cuts Act was signed into law. As a result, the reimbursement rate reduction beginning in January 2022 was approximately 0.75%. The Act did not address a previously proposed 15% decrease in payments for services performed by physical therapy assistants, which began on January 1, 2022. Additionally, a further reduction through resuming sequestration was postponed. Sequestration reductions resumed at 1% after March 31, 2022, and by an additional 1% after June 30, 2022, which resulted in an overall reduction of 2% in reimbursement rates related to sequestration after June 30, 2022. In July 2022, the CMS released its proposed 2023 Medicare Physician Fee Schedule. The proposed fee schedule calls for an approximate 4.5% reduction in the calendar year 2023 conversion factor which would lead to further reductions in reimbursement rates unless acted upon through a Congressional measure.
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
Clinics
To better understand geographical and location-based trends, the Company evaluates metrics based on the 929 owned and 20 managed clinic locations as of September 30, 2022. De novo clinics represent organic new clinics opened during the current period based on sophisticated site selection analytics. Acqui-novo clinics represent new clinics opened during the current period, that were existing clinics not previously owned by the Company, in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. Same clinic revenue growth rate identifies revenue growth year over year on clinics that have been owned and operating for over one year. This metric is determined by isolating the population of clinics that have been open for at least 12 months and calculating the percentage change in revenue of this population between the current and prior period.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Number of clinics owned (end of period)	929	900	929	900
Number of clinics managed (end of period)	20	26	20	26
New clinics during the period	11	18	33	38
Business days	64	65	192	192
Average visits per day	21,493	20,674	21,653	20,594
Average visits per day per clinic	23.2	23.1	23.4	23.2
Total patient visits	1,375,567	1,343,799	4,157,360	3,953,977
Net patient revenue per visit	$103.46	$105.56	$103.37	$106.43
Same clinic revenue growth rate	(0.7)%	5.8%	1.2%	5.4%

The following table provides a rollforward of activity related to the number of clinics owned during the corresponding periods:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Number of clinics owned (beginning of period)	926	889	910	875
Add: New clinics opened during the period	11	18	33	38
Less: Clinics closed/sold during the period	8	7	14	13
Number of clinics owned (end of period)	929	900	929	900

Results of Operations
Three months ended September 30, 2022 compared to three months ended September 30, 2021
The following table summarizes the Company’s consolidated results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$142,313	90.8%	$141,855	89.2%	$458	0.3%
Other revenue	14,479	9.2%	17,158	10.8%	(2,679)	(15.6)%
Net operating revenue	156,792	100.0%	159,013	100.0%	(2,221)	(1.4)%
Cost of services:
Salaries and related costs	90,309	57.6%	86,838	54.6%	3,471	4.0%
Rent, clinic supplies, contract labor and other	51,417	32.8%	45,765	28.8%	5,652	12.4%
Provision for doubtful accounts	2,797	1.8%	3,514	2.2%	(717)	(20.4)%
Total cost of services	144,523	92.2%	136,117	85.6%	8,406	6.2%
Selling, general and administrative expenses	25,263	16.1%	30,795	19.4%	(5,532)	(18.0)%
Goodwill and intangible asset impairment charges	106,663	68.0%	508,972	320.1%	(402,309)	n/m
Operating loss	(119,657)	(76.3)%	(516,871)	(325.0)%	397,214	n/m
Change in fair value of warrant liability	(790)	(0.5)%	(15,885)	(10.0)%	15,095	n/m
Change in fair value of contingent common shares liability	(6,930)	(4.4)%	(146,317)	(92.0)%	139,387	n/m
Interest expense, net	11,780	7.5%	7,386	4.6%	4,394	59.5%
Other expense, net	195	0.1%	52	—%	143	n/m
Loss before taxes	(123,912)	(79.0)%	(362,107)	(227.7)%	238,195	n/m
Income tax benefit	(7,218)	(4.6)%	(35,333)	(22.2)%	28,115	n/m
Net loss	$(116,694)	(74.4)%	$(326,774)	(205.5)%	$210,080	n/m

Net patient revenue. Net patient revenue for the three months ended September 30, 2022 was $142.3 million compared to $141.9 million for the three months ended September 30, 2021, an increase of approximately $0.5 million or 0.3%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician staffing and higher clinic count in the current period, partially offset by unfavorable net patient revenue per visit and one less business day in the current period. Total patient visits increased by approximately 0.03 million visits despite one less business day, or 2.4%, driving an increase in average visits per day of 819, or 4.0%. Net patient revenue per visit decreased $2.10, or 2.0%, to $103.46 for the three months ended September 30, 2022 compared to $105.56 for the three months ended September 30, 2021. The decrease in net patient revenue per visit during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily driven by unfavorable mix shifts related to payor classes and states and Medicare rate cuts, partially offset by favorable service mix shift.
The following chart reflects additional detail with respect to drivers of the change in quarter-to-date net patient revenue (in millions).

$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$141.9
$5.6
$(3.0)
$(2.2)
$142.3
2021 Q3 Net patient revenue
Volume
NPR per visit
One less business day
2022 Q3 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the three months ended September 30, 2022 was $14.5 million compared to $17.2 million for the three months ended September 30, 2021, a decrease of $2.7 million or 15.6%. The decrease in other revenue was primarily driven by the absence of Home Health service line revenue for the three months ended September 30, 2022 as a result of its divestiture on October 1, 2021.
Salaries and related costs. Salaries and related costs for the three months ended September 30, 2022 were $90.3 million compared to $86.8 million for the three months ended September 30, 2021, an increase of $3.5 million or 4.0%. Salaries and related costs as a percentage of net operating revenue was 57.6% and 54.6% for the three months ended September 30, 2022 and 2021, respectively. The increase of $3.5 million was primarily driven by higher compensation due to wage inflation for clinic labor and by higher wages as the Company increased its clinician and support staff due to higher visit volumes. The increase as a percentage of net operating revenue was primarily driven by higher compensation due to wage inflation for clinic labor, higher share-based compensation for clinical employees, lower clinic labor productivity and lower net patient revenue per visit during the three months ended September 30, 2022.

Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the three months ended September 30, 2022 were $51.4 million compared to $45.8 million for the three months ended September 30, 2021, an increase of approximately $5.7 million or 12.4%. Rent, clinic supplies, contract labor and other costs as a percentage of net operating revenue was 32.8% and 28.8% for the three months ended September 30, 2022 and 2021, respectively. The increase of $5.7 million and increase as a percentage of net operating revenue was primarily driven by a higher clinic count and higher contract labor costs for the three months ended September 30, 2022.
Provision for doubtful accounts. Provision for doubtful accounts for the three months ended September 30, 2022 was $2.8 million compared to $3.5 million for the three months ended September 30, 2021, a decrease of $0.7 million or 20.4%. The decrease of $0.7 million and decrease as a percentage of net operating revenue was primarily driven by favorable cash collections during the three months ended September 30, 2022.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2022 were $25.3 million compared to $30.8 million for the three months ended September 30, 2021, a decrease of $5.5 million or 18.0%. Selling, general and administrative expenses as a percentage of net operating revenue was 16.1% and 19.4% for the three months ended September 30, 2022 and 2021, respectively. The decrease of $5.5 million and decrease as a percentage of revenue was primarily due to lower reorganization and severance costs and lower transaction costs incurred during the three months ended September 30, 2022 relative to the three months ended September 30, 2021.
Goodwill and intangible asset impairment charges. Goodwill and intangible asset impairment charges for the three months ended September 30, 2022 was $106.7 million compared to $509.0 million for three months ended September 30, 2021. The amount relates to the non-cash write-down of both goodwill and trade name indefinite-lived intangible assets as a result of factors including increase in discount rates and lower public company comparative multiples in 2022, and revised forecasts reflecting lower than expected patient visit volumes in 2021. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the condensed consolidated financial statements for further details.
Change in fair value of warrant liability. Change in fair value of warrant liability for the three months ended September 30, 2022 was a gain of $0.8 million compared to a gain of $15.9 million for the three months ended September 30, 2021. The gain in each period relates to the decrease in the estimated fair value of the Company’s IPO Warrants, primarily driven by decreases in price of the Company's Public Warrants during the three months ended September 30, 2022 and 2021, respectively.
Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the three months ended September 30, 2022 was a gain of $6.9 million compared to a gain of $146.3 million for the three months ended September 30, 2021. The gain in each period relates to the decrease in the estimated fair value of the Company’s Earnout Shares and Vesting Shares, primarily driven by decreases in the Company's share price during the three months ended September 30, 2022 and 2021, respectively.
Interest expense, net. Interest expense, net for the three months ended September 30, 2022 was $11.8 million compared to $7.4 million for the three months ended September 30, 2021, an increase of approximately $4.4 million or 59.5%. The increase in interest expense was primarily driven by higher interest rates under the Company’s credit agreement during the three months ended September 30, 2022.
Other expense, net. Other expense, net for the three months ended September 30, 2022 was $0.2 million compared to $0.1 million for the three months ended September 30, 2021, an increase of $0.1 million. Amounts in other expense, net were immaterial for the three months ended September 30, 2022 and 2021.

Income tax benefit. Income tax benefit for the three months ended September 30, 2022 was $7.2 million compared to $35.3 million for the three months ended September 30, 2021, a decrease in benefit of approximately $28.1 million. The decrease was primarily driven by the difference in the effective tax rate for the respective periods. The effective tax rate was different between the respective periods primarily due to higher nondeductible impairment charges, nondeductible transaction costs and fair value adjustments related to liability-classified share-based instruments for the three months ended September 30, 2021.
Net loss. Net loss for the three months ended September 30, 2022 was $116.7 million compared to $326.8 million for the three months ended September 30, 2021, a decrease in loss of $210.1 million. The comparatively lower loss was primarily driven by lower goodwill and intangible asset impairment charges, partially offset by lower gains related to changes in fair value of warrant liability and contingent common shares liability and lower income tax benefit during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
The following table summarizes the Company’s consolidated results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$429,744	90.7%	$420,805	89.1%	$8,939	2.1%
Other revenue	44,163	9.3%	51,303	10.9%	(7,140)	(13.9)%
Net operating revenue	473,907	100.0%	472,108	100.0%	1,799	0.4%
Cost of services:
Salaries and related costs	267,330	56.4%	248,409	52.6%	18,921	7.6%
Rent, clinic supplies, contract labor and other	153,437	32.4%	133,140	28.2%	20,297	15.2%
Provision for doubtful accounts	11,408	2.4%	14,270	3.0%	(2,862)	(20.1)%
Total cost of services	432,175	91.2%	395,819	83.8%	36,356	9.2%
Selling, general and administrative expenses	87,095	18.4%	81,912	17.4%	5,183	6.3%
Goodwill and intangible asset impairment charges	390,224	82.3%	962,303	203.8%	(572,079)	n/m
Operating loss	(435,587)	(91.9)%	(967,926)	(205.0)%	532,339	n/m
Change in fair value of warrant liability	(3,651)	(0.8)%	(20,424)	(4.3)%	16,773	n/m
Change in fair value of contingent common shares liability	(32,760)	(6.9)%	(167,265)	(35.4)%	134,505	n/m
Loss on settlement of redeemable preferred stock	—	—%	14,037	3.0%	(14,037)	n/m
Interest expense, net	31,815	6.7%	39,105	8.3%	(7,290)	(18.6)%
Interest expense on redeemable preferred stock	—	—%	10,087	2.1%	(10,087)	n/m
Other expense, net	3,181	0.7%	5,831	1.2%	(2,650)	(45.4)%
Loss before taxes	(434,172)	(91.6)%	(849,297)	(179.9)%	415,125	n/m
Income tax benefit	(43,532)	(9.2)%	(65,579)	(13.9)%	22,047	n/m
Net loss	$(390,640)	(82.4)%	$(783,718)	(166.0)%	$393,078	n/m

Net patient revenue. Net patient revenue for the nine months ended September 30, 2022 was $429.7 million compared to $420.8 million for the nine months ended September 30, 2021, an increase of $8.9 million or 2.1%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician staffing and higher clinic count in the current period, partially offset by unfavorable net patient revenue per visit in the current period. Total patient visits increased by approximately 0.2 million visits, or 5.1%, driving an increase in average visits per day of 1,059, or 5.1%. Net patient revenue per visit decreased $3.06, or 2.9%, to $103.37 for the nine months ended September 30, 2022 compared to $106.43 for the nine months ended September 30, 2021. The decrease in net patient revenue per visit during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by unfavorable mix shifts related to payor classes and states and Medicare rate cuts.
The following chart reflects additional detail with respect to drivers of the change in year-to-date net patient revenue (in millions):

$500.0
$450.0
$400.0
$350.0
$300.0
$250.0
$200.0
$420.8
$21.6
$(12.7)
$429.7
2021 Q3 Net patient revenue
Volume
NPR per visit
2022 Q3 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the nine months ended September 30, 2022 was $44.2 million compared to $51.3 million for the nine months ended September 30, 2021, a decrease of $7.1 million or 13.9%. The decrease in other revenue was primarily driven by the absence of Home Health service line revenue for the nine months ended September 30, 2022 as a result of its divestiture on October 1, 2021.
Salaries and related costs. Salaries and related costs for the nine months ended September 30, 2022 were $267.3 million compared to $248.4 million for the nine months ended September 30, 2021, an increase of approximately $18.9 million or 7.6%. Salaries and related costs as a percentage of net operating revenue was 56.4% and 52.6% for the nine months ended September 30, 2022 and 2021, respectively. The increase of $18.9 million was primarily driven by higher compensation due to wage inflation for clinic labor and by higher wages as the Company increased its clinician and support staff due to higher visit volumes. The increase as a percentage of net operating revenue was primarily driven by higher compensation due to wage inflation for clinic labor, higher share-based compensation for clinical employees, lower clinic labor productivity and lower net patient revenue per visit during the nine months ended September 30, 2022.

Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the nine months ended September 30, 2022 were $153.4 million compared to $133.1 million for the nine months ended September 30, 2021, an increase of $20.3 million or 15.2%. Rent, clinic supplies, contract labor and other costs as a percentage of net operating revenue was 32.4% and 28.2% for the nine months ended September 30, 2022 and 2021, respectively. The increase of $20.3 million and increase as a percentage of net operating revenue was primarily driven by a higher clinic count and higher contract labor costs during the nine months ended September 30, 2022.
Provision for doubtful accounts. Provision for doubtful accounts for the nine months ended September 30, 2022 was $11.4 million compared to $14.3 million for the nine months ended September 30, 2021, a decrease of $2.9 million or 20.1%. Provision for doubtful accounts as a percentage of net operating revenue was 2.4% and 3.0% for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $2.9 million and decrease as a percentage of net operating revenue was primarily driven by favorable cash collections during the nine months ended September 30, 2022.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2022 were $87.1 million compared to $81.9 million for the nine months ended September 30, 2021, an increase of $5.2 million or 6.3%. Selling, general and administrative expenses as a percentage of net operating revenue was 18.4% and 17.4% for the nine months ended September 30, 2022 and 2021, respectively. The increase of $5.2 million and increase as a percentage of net operating revenue was primarily due to a loss on legal settlement, higher public company operating costs and non-ordinary legal and regulatory costs during the nine months ended September 30, 2022, partially offset by lower reorganization and severance costs and lower transaction costs incurred relative to the nine months ended September 30, 2021.
Goodwill and intangible asset impairment charges. Goodwill and intangible asset impairment charges for the nine months ended September 30, 2022 was $390.2 million compared to $962.3 million for the nine months ended September 30, 2021. The amount relates to the non-cash write-down of both goodwill and trade name indefinite-lived intangible assets as a result of factors including increase in discount rates and lower public company comparative multiples in 2022, and revised forecasts reflecting lower than expected patient visit volumes, the acceleration of clinician attrition, competition for clinicians in the labor market and net patient revenue per visit decreases primarily driven by unfavorable payor, state and service mix shifts in 2021. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the condensed consolidated financial statements for further details.
Change in fair value of warrant liability. Change in fair value of warrant liability for the nine months ended September 30, 2022 was a gain of $3.7 million compared to a gain of $20.4 million for the nine months ended September 30, 2021. The gain in each period relates to the decrease in the estimated fair value of the Company’s IPO Warrants, primarily driven by decreases in price of the Company's Public Warrants during the nine months ended September 30, 2022 and 2021, respectively.
Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the nine months ended September 30, 2022 was a gain of $32.8 million compared to a gain of $167.3 million for the nine months ended September 30, 2021. The gain in each period relates to the decrease in the estimated fair value of the Company’s Earnout Shares and Vesting Shares, primarily driven by decreases in the Company's share price during the nine months ended September 30, 2022 and 2021, respectively.
Loss on settlement of redeemable preferred stock. Loss on settlement of redeemable preferred stock for the nine months ended September 30, 2021 was $14.0 million. The loss is based on the value of cash and equity provided to preferred stockholders in relation to the outstanding Wilco Holdco redeemable preferred stock liability at the time of the closing of the Business Combination.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2022 was $31.8 million compared to $39.1 million for the nine months ended September 30, 2021, a decrease of $7.3 million or 18.6%. The decrease in interest expense was primarily driven by lower outstanding principal balances under the Company's credit agreement during the nine months ended September 30, 2022, partially offset by higher interest rates under the Company’s credit agreement during the nine months ended September 30, 2022.
Interest expense on redeemable preferred stock. Interest expense on redeemable preferred stock for the nine months ended September 30, 2021 was $10.1 million. The redeemable preferred stock was fully settled in June 2021 and no longer accrued interest following the Business Combination.
Other expense, net. Other expense, net for the nine months ended September 30, 2022 was $3.2 million compared to $5.8 million for the nine months ended September 30, 2021, a decrease of approximately $2.7 million. The decrease was driven by $5.5 million in loss on debt extinguishment related to the derecognition of the unamortized deferred financing costs and original issue discount associated with the partial and full repayment of the 2016 first and second lien term loans during the nine months ended September 30, 2021, compared to $2.8 million in loss on debt extinguishment related to the derecognition of the unamortized deferred financing costs and original issuance discount associated with the full repayment of the 2016 first lien term loan during the nine months ended September 30, 2022.
Income tax benefit. Income tax benefit for the nine months ended September 30, 2022 was $43.5 million compared to $65.6 million for the nine months ended September 30, 2021, a decrease in benefit of approximately $22.0 million. The decrease was primarily driven by the difference in the effective tax rate for the respective periods. The effective tax rate was different between the respective periods primarily due to higher nondeductible impairment charges, nondeductible transaction costs, nondeductible loss on settlement of redeemable preferred stock, interest expense on redeemable preferred stock and fair value adjustments related to liability-classified share-based instruments for the nine months ended September 30, 2021.
Net loss. Net loss for the nine months ended September 30, 2022 was $390.6 million compared to $783.7 million for the nine months ended September 30, 2021, a decrease in loss of approximately $393.1 million. The comparatively lower loss was primarily driven by lower goodwill and intangible asset impairment charges, partially offset by lower gains related to changes in fair value of warrant liability and contingent common shares liability and lower income tax benefit during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Non-GAAP Financial Measures
The following table reconciles the supplemental non-GAAP financial measures, as defined under the rules of the U.S. Securities and Exchange Commission ("SEC"), presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA are defined as net income from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”) and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, goodwill and intangible asset impairment charges, changes in fair value of warrant liability and contingent common shares liability, loss on debt extinguishment, loss on legal settlement, share-based compensation, non-ordinary legal and regulatory matters, pre-opening de novo costs, transaction and integration costs, gain on sale of Home Health service line, loss on settlement of redeemable preferred stock and reorganization and severance costs (“Adjusted EBITDA”).
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

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(116,694)	$(326,774)	$(390,640)	$(783,718)
Plus (minus):
Net loss attributable to non-controlling interests	376	2,109	1,026	4,569
Interest expense, net	11,780	7,386	31,815	39,105
Interest expense on redeemable preferred stock	—	—	—	10,087
Income tax benefit	(7,218)	(35,333)	(43,532)	(65,579)
Depreciation and amortization expense	9,907	9,222	29,862	27,990
EBITDA	$(101,849)	$(343,390)	$(371,469)	$(767,546)
Goodwill and intangible asset impairment charges(1)	106,663	508,972	390,224	962,303
Goodwill and intangible asset impairment charges attributable to non-controlling interests(1)	(457)	(2,928)	(2,051)	(7,949)
Changes in fair value of warrant liability and contingent common shares liability(2)	(7,720)	(162,202)	(36,411)	(187,689)
Loss on debt extinguishment(3)	—	—	2,809	5,534
Loss on legal settlement(4)	—	—	3,000	—
Share-based compensation	1,920	1,248	5,888	4,864
Non-ordinary legal and regulatory matters(5)	772	442	5,471	442
Pre-opening de novo costs(6)	224	511	891	1,386
Transaction and integration costs(7)	55	2,335	2,196	8,833
Gain on sale of Home Health service line, net	—	—	(199)	—
Loss on settlement of redeemable preferred stock	—	—	—	14,037
Reorganization and severance costs(8)	—	3,551	—	3,913
Adjusted EBITDA	$(392)	$8,539	$349	$38,128
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
(5)Represents non-ordinary course legal costs related to the previously disclosed ATIP shareholder class action complaints, derivative complaint and SEC inquiry. Refer to Note 17 of the accompanying condensed consolidated financial statements for further details.
(6)Represents expenses associated with renovation, equipment and marketing costs relating to the start-up and launch of new locations incurred prior to opening.
(7)Represents costs related to the Business Combination, non-capitalizable debt transaction costs and consulting and planning costs related to preparation to operate as a public company.
(8)Represents severance, consulting and other costs related to discrete initiatives focused on reorganization and delayering of the Company’s labor model, management structure and support functions.
Liquidity and Capital Resources
Our principal sources of liquidity are historical operating cash flows, borrowings under our credit agreement and proceeds from equity issuances. We have used these funds for our short-term and long-term capital uses, which include salaries, benefits and other employee-related expenses, rent, clinical supplies, outside services, capital expenditures, acquisitions, de novos, acqui-novos and debt service. Our capital expenditure, acquisition, de novo and acqui-novo spend will depend on many factors, including, but not limited to, the targeted number of new clinic openings, patient volumes, clinician labor market, revenue growth rates and level of operating cash flows.
As of September 30, 2022 and December 31, 2021, we had $48.6 million in cash and cash equivalents. As of September 30, 2022, we had $50.0 million available under our 2022 revolving credit facility, less $1.8 million of outstanding letters of credit.
For the nine months ended September 30, 2022, we had operating cash outflows of $59.1 million driven by items including net losses and the application and repayment of MAAPP funds. Our ability to generate future operating cash flows depends on many factors, including clinical staffing levels and productivity, costs and capital expenditures, patient volumes, referrals and revenue growth rates.
As of September 30, 2022 and December 31, 2021, the Company had zero and $12.3 million of MAAPP funds included in the balance of cash and cash equivalents, respectively. In addition, as of September 30, 2022 and December 31, 2021, the Company had $5.9 million of deferred Social Security taxes included in the balance of cash and cash equivalents. The Company began applying MAAPP funds to Medicare billings in the second quarter of 2021 and remitted payments on its deferred employer Social Security taxes in the third and fourth quarters of 2021. The remaining MAAPP funds have been applied and repaid, and the deferred employer Social Security taxes are required to be applied or repaid prior to the end of 2022. The repayment of CARES Act funds, together with other operational activity, is expected to result in a net operating cash outflow for 2022.
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

Liquidity and going concern
In accordance with Accounting Standards Codification ("ASC") Topic 205-40, Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that these condensed consolidated financial statements are issued. This evaluation includes considerations related to the covenants contained in the Company’s 2022 Credit Agreement as well as the Company’s liquidity position overall.
As detailed in Note 8 - Borrowings, the Company’s 2022 Credit Agreement contains customary covenants and restrictions, including financial and nonfinancial covenants. The financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2024. Additionally, beginning in the second quarter of 2024, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 7.00:1.00. The net leverage ratio covenant decreases in the third quarter of 2024 to 6.75:1.00 and further decreases in the first quarter of 2025 to 6.25:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. Failure to comply with these covenants and restrictions would result in an event of default, subject to customary cure periods.
As of September 30, 2022, we had $48.6 million in cash and cash equivalents and $48.2 million of available capacity under our 2022 revolving credit facility, resulting in $96.8 million of liquidity. As measured based on the definitions in the Company’s 2022 Credit Agreement, liquidity was $99.6 million as of September 30, 2022.
The Company has negative operating cash flows, operating losses and net losses which will continue until operating results improve. For the nine months ended September 30, 2022, the Company had cash flow used in operating activities of $59.1 million, operating loss of $435.6 million and net loss of $390.6 million. In addition, as of September 30, 2022, the Company had an accumulated deficit of $1,236.7 million. These results are, in part, due to trends experienced by the Company including a tight labor market for available physical therapy and other providers in the workforce, visit volume softness, decreases in rate per visit and increases in interest costs.
Improving operating results and cash flow is dependent upon the Company’s ability to achieve its business plan to increase clinical staffing levels and clinician productivity, control costs and capital expenditures, increase patient visit volumes and referrals and stabilize rate per visit. However, there can be no assurance that it will be successful in any of these respects. If business results in the coming twelve months do not improve relative to the previous twelve months, the Company would be at risk of violating its $30.0 million minimum liquidity covenant under its 2022 Credit Agreement. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months following the issuance date of the condensed consolidated financial statements as of and for the period ended September 30, 2022.
If business results do not improve relative to the previous twelve months, the Company will need to consider other alternatives, such as pursuing an amendment to or waiver of the minimum liquidity covenant and other requirements under the 2022 Credit Agreement, raising funds from other sources, obtaining alternate financing, disposal of assets, or pursuing other strategic alternatives to improve its liquidity position and business results. There can be no assurance that the Company will be successful in accessing such alternative options or financing when needed. Failure to obtain such an amendment to or waiver of the minimum liquidity covenant, complete the other financings or execute on other strategic alternatives when needed would have a material adverse effect on the liquidity, financial condition and results of operations.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within twelve months after the date that these condensed consolidated financial statements are issued.
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
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company may elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The Company elected to pay a portion of its interest in-kind during the quarter ended September 30, 2022. As of September 30, 2022, borrowings on the Senior Secured Term Loan bear interest at 1-month SOFR, subject to a 1.0% floor, plus 7.25% plus the 0.5% paid-in-kind interest premium. As of September 30, 2022, the interest rate on the Senior Secured Term loan was 10.8% and the effective interest rate was 11.4%. As of September 30, 2022, the outstanding principal amount under the Senior Secured Term Loan was $500.9 million.
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

The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. The financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2024. Additionally, beginning in the second quarter of 2024, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 7.00:1.00. The net leverage ratio covenant decreases in the third quarter of 2024 to 6.75:1.00 and further decreases in the first quarter of 2025 to 6.25:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods.
The 2022 Credit Facility contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including requirements related to certain going concern independent audit reports, limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. Failure to comply with the 2022 Credit Facility covenants and restrictions could result in an event of default under the 2022 Credit Facility, subject to customary cure periods. In such an event, all amounts outstanding under the 2022 Credit Facility, together with any accrued interest, could then be declared immediately due and payable.
Under the 2022 Credit Facility, the Company may be required to make certain mandatory prepayments upon the occurrence of certain events, including: an event of default, a Prepayment Asset Sale or receipt of Net Insurance Proceeds (as defined in the 2022 Credit Agreement) in excess of $15.0 million, or excess cash flows exceeding certain thresholds (as defined in the 2022 Credit Agreement).
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

The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid in-kind dividends related to the Series A Preferred Stock were $5.3 million and $12.3 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the accumulated paid in-kind dividends related to the Series A Preferred Stock were $12.3 million and the aggregate stated value was $177.3 million.
The Company has the right to redeem the Series A Senior Preferred Stock, in whole or in part, at any time (subject to certain limitations on partial redemptions). The Redemption Price (as defined in the Certificate of Designation) for each share of Series A Senior Preferred Stock depends on when such optional redemption takes place, if at all.
The Series A Senior Preferred Stock is perpetual and is not mandatorily redeemable at the option of the holders, except upon the occurrence of a Mandatory Redemption Event (as defined in the Certificate of Designation). Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price. Based on the Company’s assessment of the conditions which would trigger the redemption of the Series A Senior Preferred Stock, the Company has determined that the Series A Senior Preferred Stock is neither currently redeemable nor probable of becoming redeemable. Because the Series A Senior Preferred Stock is classified as mezzanine equity and is not considered redeemable or probable of becoming redeemable, the paid in-kind dividends that are added to the stated value do not impact the carrying value of the Series A Senior Preferred Stock in the Company’s condensed consolidated balance sheets. Should the Series A Senior Preferred Stock become probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount accordingly at the end of each reporting period. As of September 30, 2022, the redemption value of the Series A Senior Preferred Stock was $177.3 million, which is the stated value.
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
Consolidated Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows:

	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021

Net cash used in operating activities	$(59,080)	$(38,663)
Net cash used in investing activities	(21,862)	(28,703)
Net cash provided by (used in) financing activities	80,895	(8,670)
Net decrease in cash and cash equivalents	(47)	(76,036)
Cash and cash equivalents at beginning of period	48,616	142,128
Cash and cash equivalents at end of period	$48,569	$66,092
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Net cash used in operating activities for the nine months ended September 30, 2022 was $59.1 million compared to $38.7 million for the nine months ended September 30, 2021 an increase in cash used of $20.4 million. The change was primarily the result of $3.7 million higher application of MAAPP funds and approximately $29.7 million higher net losses as adjusted for non-cash items during the nine months ended September 30, 2022, partially offset by $4.6 million of cash outflows related to lease terminations, a $3.6 million payment of transaction-related amount due to former owners and approximately $5.5 million in cash outflows from expenses related to activity associated with the Business Combination not recurring in 2022.
Net cash used in investing activities for the nine months ended September 30, 2022 was $21.9 million compared to $28.7 million for the nine months ended September 30, 2021, a decrease of $6.8 million. The decrease was primarily driven by cash outflows related to purchases of acqui-novo clinics during the nine months ended September 30, 2021 not recurring in 2022 and lower capital expenditures during the nine months ended September 30, 2022 due to fewer clinic openings.
Net cash provided by financing activities for the nine months ended September 30, 2022 was $80.9 million compared to $8.7 million of cash used in financing activities for the nine months ended September 30, 2021, an increase in cash provided of $89.6 million. The change was primarily driven by net cash inflows related to the 2022 Debt Refinancing (refer to Note 8 - Borrowings for further details) and a lower distribution to non-controlling interest holders during the nine months ended September 30, 2022.

Commitments and Contingencies
The Company may be subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2022, the Company has recorded accruals related to the outcomes of certain legal matters described in Note 17 - Commitments and Contingencies. Refer to Note 17 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
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
Off-Balance Sheet Arrangements
As of September 30, 2022 and December 31, 2021, the Company did not have any off-balance sheet arrangements.
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

During the quarter ended September 30, 2022, the Company identified an interim triggering event as a result of factors primarily driven by potential changes in discount rates. The Company determined that these factors constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of approximately $66.4 million related to goodwill and $40.0 million related to the trade name indefinite-lived intangible asset during the period ended September 30, 2022, which was primarily driven by an increase in the discount rate and lower public company comparative multiples. These charges are non-cash in nature and do not affect our liquidity or debt covenants. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the condensed consolidated financial statements for further details.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected revenue growth rates, EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, including discount rates, relevant market multiples, company share price and other market factors, then our reporting unit or indefinite-lived intangible assets might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of goodwill and the Company’s trade name indefinite-lived intangible asset were impaired as of March 31, 2022, June 30, 2022 and September 30, 2022 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates. Additionally, goodwill and indefinite-lived intangible assets associated with acquisitions that may occur in the future are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to impairment risk if business operating results or market conditions deteriorate.
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

	Discount rate		Terminal growth rate(1)		EBITDA margin		Royalty rate
	50 basis points		100 basis points		100 basis points		50 basis points
	Increase	Decrease	Increase	Decrease	Increase	Decrease	Increase	Decrease
Goodwill	$(45,000)	$50,000	$55,000	$(40,000)	$50,000	$(50,000)
Trade name	$(20,000)	$10,000	$10,000	$(20,000)			$30,000	$(40,000)
(1) A change of 100 basis points to our assumed non-terminal revenue growth rates would result in approximately $50 million of an estimated impact to the fair value of our goodwill reporting unit.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 - Basis of Presentation and Recent Accounting Standards in the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2022, the Company is exposed to interest rate variability with regard to its existing variable-rate debt instrument, which exposure primarily relates to movements in various interest rates, such as SOFR. The Company utilizes interest rate cap derivative instruments for purposes of hedging exposures related to such variable-rate cash payments. Based on our current hedging instruments as of September 30, 2022, a hypothetical increase of interest rates by 100 basis points would increase our annual cash interest expense by approximately $2.3 million and a hypothetical decrease of interest rates by 100 basis points would decrease our annual cash interest expense by approximately $2.5 million. As of September 30, 2022, the fair value of the Company’s derivative instruments consisted of assets of $7.2 million and liabilities of $0.04 million. As of December 31, 2021, the fair value of the Company’s derivative instrument consisted of a $0.3 million non-current asset and $0.3 million current liability.
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard was subsequently amended by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. This standard is optional and may be applied by entities after March 12, 2020, but no later than December 31, 2022. As of September 30, 2022, the Company has a derivative instrument for which the interest rate is indexed to the LIBOR. During the period ended March 31, 2022, the Company modified the reference rate index on its hedged items, which are future variable-rate cash payments, from LIBOR to SOFR. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivative, which is LIBOR. The guidance allows for different expedient elections to be made at different points in time. As of September 30, 2022, the Company continues to apply the hedge accounting expedients and does not anticipate that this guidance will have a material impact on its consolidated financial statements, however, the Company will continue to assess the potential impact on its future hedging relationships and expedient elections, as applicable.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022 due to the previously reported material weaknesses in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Management concluded that notwithstanding the existence of the material weaknesses, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation Efforts with Respect to the Material Weaknesses
We are in the process of implementing our remediation plan for the previously reported material weaknesses in internal control over financial reporting described in in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021. The material weaknesses were identified in our control environment related to the income tax provision. The remediation plan includes steps to revise the Company's tax staffing model, refine the scope of the Company's external tax advisors and enhance the design and precision of the Company's controls related to the income tax provision calculations and documentation, including controls related to the valuation allowance assessment.
The material weaknesses will not be considered remediated until management completes the remediation plan and the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our liquidity position could lead to our inability to continue as a going concern.
The Company has negative operating cash flows, operating losses and net losses in the current year, which will continue until operating results improve. If business results in the coming twelve months do not improve relative to the previous twelve months, the Company would be at risk of violating its $30.0 million minimum liquidity covenant under its 2022 Credit Agreement. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within the twelve months following the issuance date of the condensed consolidated financial statements as of and for the period ended September 30, 2022.
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
During the quarter ended September 30, 2022, the Company did not have any sales of equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2022, the Company withheld shares of our common stock in connection with employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans of Programs
July 1 - July 31, 2022	—	$—	—	—
August 1 - August 31, 2022	158	$1.79	—	—
September 1 - September 30, 2022	6,110	$1.15	—	—
Total	6,268	$1.17	—	—
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

Date: November 8, 2022

/s/ JOSEPH JORDAN
Joseph Jordan
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)