Form 10-K
period 2022-12-31
ATI Physical Therapy, Inc.
filed 2023-03-16
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2022, based on the closing sale price reported on the NYSE on June 30, 2022, was approximately $147.4 million.
As of March 6, 2023, there were approximately 207,384,260 shares of the registrant's common stock legally outstanding.

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
These forward-looking statements are subject to a number of risks and uncertainties, including:
•our liquidity position raises substantial doubt about our ability to continue as a going concern;
•risks associated with liquidity and capital markets, including the Company's ability to generate sufficient cash flows, together with cash on hand, to run its business, cover liquidity and capital requirements and resolve substantial doubt about the Company's ability to continue as a going concern;
•our ability to meet certain financial covenants as required by our 2022 Credit Agreement, including maintaining $30.0 million of minimum liquidity;
•risks related to outstanding indebtedness and preferred stock, rising interest rates and potential increases in borrowing costs, compliance with associated covenants and provisions and the potential need to seek additional or alternative debt or capital financing in the future;
•risks related to the Company's ability to access additional financing or alternative options when needed;
•our dependence upon governmental and third-party private payors for reimbursement and that decreases in reimbursement rates, renegotiation or termination of payor contracts or unfavorable changes in payor, state and service mix may adversely affect our financial results;
•federal and state governments’ continued efforts to contain growth in Medicaid expenditures, which could adversely affect the Company’s revenue and profitability;
•payments that we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification and/or enrollment status;
•compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;

•risks associated with public health crises, including COVID-19 (and any existing and future variants) and its direct and indirect impacts on the business, which could lead to a decline in visit volumes and referrals;
•risks related to the impact on our workforce of mandatory COVID-19 vaccination of employees;
•our inability to compete effectively in a competitive industry, subject to rapid technological change and cost inflation, including competition that could impact our effectiveness of strategies to improve patient referrals and our ability to identify, recruit and retain skilled physical therapists;
•our inability to maintain high levels of service and patient satisfaction;
•risks associated with the locations of our clinics, including the economies in which we operate, size and expected growth of our addressable markets, and the potential need to close clinics and incur closure costs;
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
•failure of third-party vendors, including customer service, technical and IT support providers and other outsourced professional service providers to adequately address customers’ requests and meet Company requirements;
•risks associated with our reliance on IT infrastructure in critical areas of our operations including, but not limited to, cyber and other security threats;
•a security breach of our IT systems or our third-party vendors’ IT systems may subject us to potential legal action and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act;
•maintaining clients for which we perform management and other services, as a breach or termination of those contractual arrangements by such clients could cause operating results to be less than expected;
•our failure to maintain financial controls and processes over billing and collections or disputes with third-parties could have a significant negative impact on our financial condition and results of operations;
•our operations are subject to extensive regulation and macroeconomic uncertainty;
•our ability to meet revenue and earnings expectations;
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
•risks associated with our ability to attract and retain talented executives and employees amidst the impact of unfavorable labor market dynamics and wage inflation, including potential failure of steps being taken to reduce attrition of physical therapists and increase hiring of physical therapists;
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
•costs related to operating as a public company; and
•risks associated with our ability to regain and sustain compliance with the listing requirements of our securities on the New York Stock Exchange ("NYSE").
If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-K are more fully described under the heading “Item 1A. Risk Factors” and elsewhere in this Form 10-K. The risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Form 10-K describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the business of the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Readers should not place undue reliance on forward-looking statements. The Company undertakes no obligations to publicly update or revise any forward-looking statements after the date they are made or to reflect the occurrence of unanticipated events, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I
Item 1. Business
Overview
ATI Physical Therapy, Inc. and its subsidiaries (herein referred to as "we," "us," "our," "the Company" or "ATI") is a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 923 clinics (as well as 20 clinics under management service agreements) located in 25 states as of December 31, 2022. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
We offer a variety of services within our clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services. Our Company's team of professionals is dedicated to helping return patients to optimal physical health.
Physical therapy patients receive team-based care, standardized techniques and individualized treatment plans in an encouraging environment. To achieve optimal results, we use an extensive array of techniques including therapeutic exercise, manual therapy and strength training, among others. Our physical therapy model aims to deliver optimized outcomes and time to recovery for patients, insights and service satisfaction for referring providers and predictable costs and measurable value for payors.
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
•Building new and strengthening existing relationships with referral sources, payors and employees; and
•Allocating available capital to support initiatives and business plans.
Recent Developments
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
Transaction Support Agreement
On March 15, 2023, the Company entered into a Transaction Support Agreement (the “TSA”) with certain of its first lien lenders under the 2022 Credit Agreement (the "First Lien Lenders"), the administrative agent under the 2022 Credit Agreement, holders of its Series A Senior Preferred Stock (the "Preferred Equityholders") and holders of the majority of its common stock (together with the First Lien Lenders and the Preferred Equityholders, the “Parties”), setting forth the principal terms of a comprehensive transaction to enhance the Company's liquidity (the "Transaction"). Pursuant to the TSA, and subject to the terms and conditions thereof, the Parties have agreed to support, act in good faith and take all steps reasonably necessary and desirable to consummate the transactions referenced therein by June 15, 2023 (the “Outside Closing Date”).

The TSA contemplates, among other things, (i) a delayed draw new money financing, available under certain circumstances until the 18 month anniversary of the closing date of the transactions, in an aggregate principal amount equal to $25.0 million in the form of new second lien PIK exchangeable notes (“Second Lien PIK Exchangeable Notes”), (ii) exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Facility held by certain of the Preferred Equityholders for Second Lien PIK Exchangeable Notes, (iii) a reduction of the thresholds applicable to the minimum liquidity financial covenant under the 2022 Credit Agreement for certain periods, (iv) a waiver of the requirement to comply with the Secured Net Leverage Ratio financial covenant under the 2022 Credit Agreement for the fiscal quarters ending June 30, 2024, September 30, 2024 and December 31, 2024 and a modification of the levels and certain component definitions applicable thereto in the fiscal quarters ending after December 31, 2024, (v) waiver of the requirement for the Company to deliver audited financial statements without certain going concern qualifications for the years ended December 31, 2022, December 31, 2023, and December 31, 2024, (vi) an increase in the interest rate payable on the existing term loans and revolving loans until the achievement of a specified financial metric and (vii) board representation and observer rights, and other changes to the governance of the Company. The Second Lien PIK Exchangeable Notes would be exchangeable for shares of Class A common stock of the Company at a fixed price of $0.25, and the holders thereof would have the right to vote on corporate matters on an as-exchanged basis. The TSA contains certain representations, warranties and other agreements by the Company and Parties. In accordance with the TSA, the First Lien Lenders agreed that, prior to the Outside Closing Date, they will forbear in the exercise of any rights, remedies, powers, privileges and defenses under the 2022 Credit Agreement arising on account of an alleged default or event of default (if any) resulting from the going concern explanatory paragraph in the independent auditors' report accompanying the consolidated financial statements for the year ended December 31, 2022 (the "Credit Agreement Forbearance"). The Parties' obligations under the TSA are, and the closing of the Transaction is, subject to various customary terms and conditions set forth therein, including the execution and delivery of definitive documentation and approval by the Company's stockholders.
There is no assurance that the transactions contemplated by the TSA will be consummated on the terms as described above, on a timely basis or at all.
Our Operating Model
We operate under a single "ATI" brand and own the operations of nearly all of our clinics, which we believe enables us to more consistently align the clinical and patient experience, align incentives across our teams, track and analyze clinical outcome data, and promote efficiency in our operations. The key components of our operating model include:
•Patients. We are highly focused on providing the best possible patient experience. In our clinics, we strive to maintain a consistently positive look, feel and experience. Additionally, we aim to deliver functional outcomes that meet or exceed national physical therapy industry outcomes across all body regions, which enables patients to return to their normal activities. We are proud of our average Net Promoter Score (“NPS”) of 75 and our average Google Review rating of 4.9 stars across our clinics over the trailing four quarters as of December 31, 2022. We believe these metrics are indicative of our patients’ overall satisfaction with our services and the ATI brand.
•Medical Provider Partners. We believe our medical provider partners also benefit from our customer-driven culture, expansive patient outcomes database, and case management approach, which facilitate end-to-end patient care with musculoskeletal ("MSK") issues. Our proprietary electronic medical records ("EMR") system includes a variety of custom tools and analytics to evaluate patient performance, providing medical partner providers with simple, intuitive reports on shared patients regarding functional outcomes and performance. These scorecards are used to drive continuous quality improvement and deliver more predictable results.

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
Our Platform
Key elements of our platform include:
•Our People. Our business strategy relies on attracting, training, developing and retaining a skilled workforce. We experienced elevated levels of attrition during periods of 2021 and 2022 and have taken actions in an effort to improve hiring and attrition levels. While we observed improvement in hiring and attrition levels since implementing these actions in 2021, attrition remained above historical levels during periods of 2022 due to a continued tight labor market for available physical therapy and other healthcare providers in the workforce. We operate on a team-based approach that works to match physical therapists, physical therapy assistants and operational support specialists with patients based on acuity to ensure patients can be seen in a timely fashion and in compliance with healthcare laws and regulations and licensure requirements. Our employees' success is measured primarily by patient outcomes and customer satisfaction. We have invested in clinical and leadership development programs offering our clinical and support staff opportunities to enhance their clinical skills and take on increasing leadership responsibilities. Combined with a competitive compensation model, we strive to be an attractive employer in the physical therapy industry.
•Our Clinical Systems & Data. Our proprietary, internally developed EMR platform supports our clinical workflows and leverages our database of more than two and half million unique patient cases as well as peer-reviewed best practices guidelines and care protocols to maximize outcomes for our patients. Our EMR is purpose-built for physical therapy and has diagnosis-specific guidelines in place covering the majority of our patient cases. Our clinical systems and data enhance our ability to effectively manage, deliver and track patient outcomes.
•Our Technology-Enabled Infrastructure. We strive to incorporate data and analytics into the ongoing management of our operations, including monitoring operating performance metrics at various levels. We continually evaluate our technology and tools to determine how best our tools can support the business.
Our Services
Physical Therapy
We offer a variety of services within our clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services.
To supplement our traditional outpatient physical therapy services, we introduced a tele-physical therapy offering in early 2020, amidst state lockdowns nationwide in response to COVID-19 (as defined below). We believe that, while virtual visits will not fully replace the need for in-person treatment, our tele-physical therapy offering serves as a convenient option for patients who either lack immediate access to a clinic or are looking to supplement traditional treatments. This offering also allows us to serve patients in locations where we do not have a physical presence today.

ATI Worksite Solutions ("AWS")
AWS is an on-site service that provides customized cost-saving injury prevention programs, work-related injury assessment services, wellness offerings and consultations for employers, ranging from Fortune 100 companies to small local businesses. We staff athletic trainers, physical therapy assistants and other clinicians as Early Intervention Specialists at the employer's site to provide early interventions and promote physical health and wellness.
Management Service Agreements ("MSA")
We partner with physician-owned practices to improve their performance, drive efficiencies and optimize patient outcomes. Utilizing our resources and infrastructure, we provide dedicated service teams to oversee the integration of our programs into physical therapy practices. This includes proprietary EMR integration, caseload management and continuing education in therapy treatments.
Sports Medicine
Our Sports Medicine athletic trainers work with athletes at all levels of competition to prevent, evaluate and treat sports injuries. We offer on-site sports physical therapy services, clinical evaluation and diagnosis, immediate and emergency care, nutrition programs and concussion management, among others.
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

•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Beginning in January 2022, the physical therapy industry observed a reduction of Medicare reimbursement rates of approximately 0.75%, as well as a 15% decrease in payments for services performed by physical therapy assistants. Additionally, a further reduction through resuming sequestration was postponed. Sequestration reductions resumed at 1% after March 31, 2022, and by an additional 1% after June 30, 2022, which resulted in an overall reduction of 2% in reimbursement rates related to sequestration after June 30, 2022. In July 2022, the CMS released its proposed 2023 Medicare Physician Fee Schedule, which called for an approximate 4.5% reduction in the calendar year 2023 conversion factor. In December 2022, the Consolidated Appropriations Act (2023) was signed into law. The Consolidated Appropriations Act (2023) provides partial relief related to Medicare cuts including 2.5% relief in 2023 and 1.25% relief in 2024. As a result, the reimbursement rate reduction beginning in January 2023 was approximately 2.0%.
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

We believe the principal competitive factors in the outpatient physical therapy market include the quality of care, cost of care, treatment outcomes, breadth of location and geographic convenience, breadth of patient insurance coverage accepted by clinics, brand awareness and relations with referral sources and key industry participants. We compete in our existing markets by leveraging our unified brand, advertising to increase patient awareness, utilizing sales efforts to establish new and enhance existing relationships with referral sources, applying our team-based approach to care, leveraging our proprietary EMR and data-driven operating platform and striving for high quality of care expectations. Beginning in 2019, physical therapy providers were included in the CMS Quality Payment Program and were eligible to report quality metrics for the Merit-based Incentive Payment System ("MIPS"). We opted to report 2019 performance as an early adopter, and we received an 'exceptional' rating based on the data submitted across our platform and received a quality 'bonus' on 2021 billed CMS payments. Beginning in 2020, the CMS MIPS measures reporting became mandatory for all physical therapy providers. In November 2021, the 2020 scores were finalized and based on our performance we again received an 'exceptional' rating while scoring in the 99th percentile across all clinics and accordingly received the highest possible quality 'bonus' with respect to 2022 billed CMS payments. Furthermore, in August 2022 the 2021 scores were finalized and based on our performance we received an 'exceptional' rating while scoring in the 99th percentile across all clinics. As such, we expect to receive the highest possible quality 'bonus' with respect to 2023 billed CMS payments. We believe the 'exceptional' rating by CMS reflects our commitment to delivering a high quality of care. Additionally, in January 2022 we achieved Credentialing Accreditation status by the National Committee for Quality Assurance ("NCQA"). As an accredited organization, we have demonstrated that our credentialing processes are in accordance with the highest quality standards.
Clinic Fleet
ATI is a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 923 clinics (as well as 20 clinics under management service agreements) located in 25 states as of December 31, 2022. We opened 110 standalone de novo and acqui-novo clinics over the three years ended December 31, 2022. We have built proprietary methods to identify future sites in urban and suburban, high-traffic areas. By incorporating various datasets, including CMS and census data, we are able to compile a comprehensive assessment of potential new locations. Through our proprietary site-selection tools, we believe there continues to be significant whitespace opportunity within our existing states, with further opportunity available beyond our existing states. However, our capital expenditure, acquisition, de novo and acqui-novo spend depends on many factors, including, but not limited to, the targeted number of new clinic openings, patient volumes, clinician labor market, revenue growth rates and level of operating cash flows. As a result of negative operating cash flows, net losses and liquidity constraints, the number of new clinic openings has decreased in recent years relative to historical years and may continue at lower than historical levels. As a result of these and other factors, we also closed 23 clinics in both 2022 and 2021, and we may continue to right size our clinic fleet through clinic closures and divestitures.
Our Employees and Human Capital Resources
Our business strategy relies on attracting, training, developing, and retaining a skilled workforce. Our clinicians are a driving force for favorable patient outcomes and are key to our success. The Company has aimed to increase its clinical staffing levels by hiring clinicians and reducing levels of clinician attrition that were elevated in recent periods, which was caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform. While we observed improvements in hiring and attrition levels since implementing these actions in 2021, attrition remained above historical levels during periods of 2022 due to a continued tight labor market for available physical therapy and other healthcare providers in the workforce.

We offer comprehensive Total Rewards in an effort to attract new candidates and retain existing employees. Our Total Rewards program includes, but is not limited to, incentive compensation plans, healthcare and insurance benefits, a 401(k) plan, paid time off and other work-life and wellness benefits. We have focused on adding greater efficiency and effectiveness around accountability and decision rights, acted swiftly and decisively in the advent of COVID-19 to continue our strong commitment to workplace safety and the health and welfare of our clinicians and patients and created leadership and development programs to support clinician career development and growth.
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
As of December 31, 2022, we had approximately 5,700 employees. This number is not inclusive of any contractors or temporary staff but does include our on-call clinicians. We do not have any employees who are represented by a labor union or are party to a collective bargaining agreement.
Impact of COVID-19
COVID-19 has had a significant impact on the outpatient physical therapy industry. In March 2020, as the pandemic began to affect all aspects of daily life, hospitals and surgical centers began to postpone elective and non-essential surgeries, reducing the volume of individuals requiring physical therapy services. Additionally, closures of non-essential businesses, stay-at-home orders, and social-distancing guidelines all adversely impacted the flow of visits to clinics.
We kept the vast majority of our clinics open during this period to ensure that we continued to provide the convenience and services that our patients need. As a substitute to in-person visits, we also quickly introduced our tele-physical therapy offering to improve access for our patients that require physical therapy but were not comfortable with in-person sessions. In response to the suppressed volumes, we quickly down-sized our workforce to better match clinicians to demand at the local level. At the same time, we took significant measures to make sure our employees were cared for, including maintaining health benefits for furloughed workers and reducing executive compensation to establish an employee relief pool that provided assistance to our employees most in need.
Governmental Regulations and Supervision
We are subject to extensive federal, state and local government laws and regulations, including Medicare and Medicaid reimbursement rules and regulations, anti-kickback laws, self-referral prohibition statutes, false claims statutes, exclusions statutes, civil monetary penalty statutes and associated regulations, among others. We are also subject to federal and state laws that regulate the reimbursement of our services and that are designed to prevent fraud and abuse, and impose state licensure and corporate practice of medicine restrictions, as well as federal and state laws and regulations relating to the privacy of individually identifiable information. We maintain a robust compliance program, have made significant investments around our controls across the organization, and we periodically conduct compliance audits and reviews along with compliance training designed to keep our officers, directors and employees educated and up-to-date and to emphasize our policy of strict compliance.

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
Health Information Practices
The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") required the Health and Human Services Department to adopt standards to protect the privacy and security of individually identifiable health-related information. HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. HIPAA also criminalized certain forms of health fraud against all public and private payors. Additionally, HIPAA mandates the adoption of standards regarding the exchange of healthcare information in an effort to ensure the privacy and electronic security of patient information and standards relating to the privacy of health information. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. In February of 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Title XIII of ARRA, HITECH, provided for substantial Medicare and Medicaid incentives for providers to adopt electronic health records (“EHRs”) and grants for the development of health information exchange (“HIE”). Recognizing that HIE and EHR systems will not be implemented unless the public can be assured that the privacy and security of patient information in such systems is protected, HITECH also significantly expanded the scope of the privacy and security requirements under HIPAA. Most notable are the mandatory breach notification requirements and a heightened enforcement scheme that includes increased penalties, and which now apply to business associates as well as to covered entities. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable in the use and disclosure of individually identifiable health information that can be more stringent than comparable provisions under HIPAA.
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
Risk Factor Summary
We are providing the following summary of the risk factors contained in our Form 10-K to enhance the readability and usefulness of our risk factor disclosures. This summary should be read in conjunction with the full risk factors contained in this Form 10-K and should not be relied upon as an exhaustive summary of the material risks facing our business. The order of presentation is not necessarily indicative of the level of risk that each factor poses to us.
•Our liquidity position raises substantial doubt about our ability to continue as a going concern;
•If we fail to comply with covenants related to our debt agreement or our Series A Senior Preferred Stock, it could result in the acceleration of some or all of our debt and preferred stock obligations;
•We depend upon governmental payors through Medicare and Medicaid;
•Growth in Medicaid expenditures is not anticipated;
•Payments we receive from Medicare and Medicaid are subject to potential retroactive reduction;
•We depend upon reimbursement by third-party payors;
•Payments from workers’ compensation payors may be reduced or eliminated;
•Our payor contracts are subject to renegotiation or termination;
•We are subject to risks associated with public health crises and epidemics / pandemics;
•We are subject to risks related to COVID-19, including the impact on our workforce of mandatory COVID-19 vaccinations and reduced clinic visits;
•We may be adversely affected by natural disasters, pandemics and other catastrophic events;
•We are subject to increases in cost inflation and risks related to a potential recession;
•We operate in a competitive industry;
•We may be unable to use our net operating loss carryforwards;

•Rapid technological change in our industry presents us with significant risks and challenges;
•We may be unable to maintain high levels of service and patient satisfaction;
•Our current locations may become unattractive and attractive new locations may not be available for a reasonable price, if at all;
•We may incur closure costs and losses;
•Our ability to generate revenue is highly sensitive to the strength of the economies, demographics and populations of the local communities that we serve;
•The size and expected growth of our addressable market has not been established with precision and may be smaller than estimated;
•Our financial results could vary significantly from quarter to quarter and are difficult to predict;
•As participants in Medicare and Medicaid programs, we are subject to various governmental laws and regulations;
•An adverse inspection, review, audit or investigation could result in fines, penalties and other sanctions, including license revocation or exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor networks;
•The issuance of additional equity securities in the future would result in dilution to existing holders of our Common Stock;
•We may issue debt or debt securities convertible into equity securities that are senior to our Common Stock as to distributions or in liquidation;
•Future issuances of our Common Stock or securities convertible into or exchangeable for our Common Stock, as well as sales of our Common Stock in the public markets, or the perception of such issuances or sales, could depress the trading price of our Common Stock;
•The price and volume of our Common Stock have been volatile and fluctuates substantially;
•We may be subject to securities litigation, which is expensive and could divert management attention;
•The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members of our Board of Directors;
•If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud which could subject us to regulatory sanctions, harm our business and operating results and cause the trading price of our Common Stock to decline;
•Our efforts to regain compliance and continue operating as an NYSE-listed public company involve continued significant costs and devotion of substantial management time, and may ultimately not be successful; and
•Inaccurate or unfavorable analyst research reports or reduced analyst coverage could adversely affect our stock price and trading volume.

Risks Relating to Liquidity
Our liquidity position raises substantial doubt about our ability to continue as a going concern.
The Company has negative operating cash flows, operating losses and net losses in the current year. Based on current liquidity and projected cash use, the Company anticipates violation of its $30.0 million minimum liquidity covenant under its 2022 Credit Agreement within the next twelve months. As a result of the above factors, there is substantial doubt about the Company’s ability to continue as a going concern within the twelve months following the issuance date of the consolidated financial statements as of and for the period ended December 31, 2022.
If the Company does not complete the Transaction as contemplated by the TSA or otherwise access additional financing, the Company will need to consider other alternatives, including pursuing separate amendments to or waivers of the minimum liquidity covenant, the requirement to deliver audited financial statements without certain going concern qualifications, and other requirements under the 2022 Credit Agreement, as well as raising funds from other sources, obtaining alternate financing, disposal of assets, or pursuing other strategic alternatives to improve its liquidity position and business results. There can be no assurance that the Company will be successful in completing the Transaction or accessing such alternative options or financing when needed. Failure to do so could have a material adverse impact on our business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
In addition, the report of the Independent Registered Public Accounting Firm accompanying the consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Absent an amendment or waiver, the 2022 Credit Agreement provides that the receipt of a report of the Independent Registered Public Accounting Firm containing an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern could be an event of default, subject to certain exceptions. Pursuant to the TSA, the First Lien Lenders have agreed that, prior to the Outside Closing Date, they will forbear in the exercise of any rights, remedies, powers, privileges and defenses under the 2022 Credit Agreement arising on account of a default, alleged default or event of default (if any) resulting from the going concern explanatory paragraph in the report of the Independent Registered Public Accounting Firm accompanying the consolidated financial statements for the year ended December 31, 2022. However, if the transactions contemplated by the TSA are not consummated on its terms or at all, the First Lien Lenders could claim that a default or event of default has occurred under the 2022 Credit Agreement. If such claim is not waived by the First Lien Lenders and the Company is unsuccessful in disputing any such claims (including with respect to the applicability of one of the enumerated exceptions to the 2022 Credit Agreement requirement), the Company could be considered to have an event of default after the expiration of the applicable cure periods. In such event, all amounts outstanding under the 2022 Credit Facility, together with any accrued interest, could then be declared immediately due and payable and could be reclassified to current in the Company's consolidated financial statements for the period. A default on our obligations and an acceleration of our indebtedness by our lenders would have a material adverse impact on our business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
On March 15, 2023, the Company entered into a Transaction Support Agreement (the “TSA”) with certain of its first lien lenders under the 2022 Credit Agreement (the "First Lien Lenders"), the administrative agent under the 2022 Credit Agreement, holders of its Series A Senior Preferred Stock (the "Preferred Equityholders") and holders of the majority of its common stock (together with the First Lien Lenders and the Preferred Equityholders, the “Parties”), setting forth the principal terms of a comprehensive transaction to enhance the Company's liquidity (the "Transaction"). Pursuant to the TSA, and subject to the terms and conditions thereof, the Parties have agreed to support, act in good faith and take all steps reasonably necessary and desirable to consummate the transactions referenced therein by June 15, 2023 (the “Outside Closing Date”).

The TSA contemplates, among other things, (i) a delayed draw new money financing, available under certain circumstances until the 18 month anniversary of the closing date of the transactions, in an aggregate principal amount equal to $25.0 million in the form of new second lien PIK exchangeable notes (“Second Lien PIK Exchangeable Notes”), (ii) exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Facility held by certain of the Preferred Equityholders for Second Lien PIK Exchangeable Notes, (iii) a reduction of the thresholds applicable to the minimum liquidity financial covenant under the 2022 Credit Agreement for certain periods, (iv) a waiver of the requirement to comply with the Secured Net Leverage Ratio financial covenant under the 2022 Credit Agreement for the fiscal quarters ending June 30, 2024, September 30, 2024 and December 31, 2024 and a modification of the levels and certain component definitions applicable thereto in the fiscal quarters ending after December 31, 2024, (v) waiver of the requirement for the Company to deliver audited financial statements without certain going concern qualifications for the years ended December 31, 2022, December 31, 2023, and December 31, 2024, (vi) an increase in the interest rate payable on the existing term loans and revolving loans until the achievement of a specified financial metric and (vii) board representation and observer rights, and other changes to the governance of the Company. The Second Lien PIK Exchangeable Notes would be exchangeable for shares of Class A common stock of the Company at a fixed price of $0.25, and the holders thereof would have the right to vote on corporate matters on an as-exchanged basis. The TSA contains certain representations, warranties and other agreements by the Company and Parties. In accordance with the TSA, the First Lien Lenders agreed that, prior to the Outside Closing Date, they will forbear in the exercise of any rights, remedies, powers, privileges and defenses under the 2022 Credit Agreement arising on account of an alleged default or event of default (if any) resulting from the going concern explanatory paragraph in the independent auditors' report accompanying the consolidated financial statements for the year ended December 31, 2022 (the "Credit Agreement Forbearance"). The Parties' obligations under the TSA are, and the closing of the Transaction is, subject to various customary terms and conditions set forth therein, including the execution and delivery of definitive documentation and approval by the Company's stockholders.
There is no assurance that the transactions contemplated by the TSA will be consummated on the terms as described above, on a timely basis or at all.
We may be unable to generate sufficient cash and may be required to take other actions, which may not be successful, to satisfy our obligations.
To the extent our operating cash flows, together with our cash on hand and access to our revolving credit facility, become insufficient to cover our liquidity and capital requirements, including funds for any future acquisitions and other corporate transactions, we may be required to seek third-party financing or an alternative liquidity or capital transaction. There can be no assurance that we would be able to obtain any required financing, or complete an alternative liquidity or capital transaction, on a timely basis or at all. Further, lenders and other financial institutions could require us to agree to more restrictive covenants, grant liens on our assets as collateral and/or accept other terms that are not commercially beneficial to us in order to obtain financing. Such terms could further restrict our operations and exacerbate any impact on our results of operations and liquidity.

We have outstanding indebtedness and may incur additional debt in the future.
We have outstanding indebtedness that could have detrimental consequences on our ability to obtain additional debt or other financing as needed for working capital, acquisition costs, other capital expenditures or general corporate purposes. We cannot be certain that cash flow from operations will be sufficient to allow us to pay principal and interest on the debt, support operations and meet other obligations. If we do not have the resources to meet our obligations, we may be required to refinance all or part of our outstanding debt, sell assets or borrow more money. We may not be able to do so on acceptable terms, in a timely manner, or at all. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. Defaults under our debt agreement could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations.
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
Our credit agreement contains restrictive and financial covenants, and the Certificate of Designation for our Series A Senior Preferred Stock contains provisions that impose significant operating and financial restrictions that may limit our ability to take actions that may be in our long-term best interest. Our credit agreement contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants including, but not limited to, requirements related to the delivery of independent audit reports without certain going concern qualifications, limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. The financial covenants also require us to maintain minimum liquidity or a secured net leverage ratio as of each fiscal quarter end, which we may be unable to meet.
In addition, the Certificate of Designation for our Series A Senior Preferred Stock contains provisions that may likewise impose significant operating and financial restrictions on our business. If an Event of Noncompliance (as defined in the Certificate of Designation) occurs, then the holders of a majority of the then outstanding shares of Series A Senior Preferred Stock (but excluding any shares of Series A Senior Preferred Stock then held by Advent International Corporation or its controlled affiliates) (the “Majority Holders”) have the right to demand that the Company engage in a sale/refinancing process for the Series A Senior Preferred Stock.

Failure to comply with our debt agreement or our Series A Senior Preferred Stock could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operation. If we are unable to cure covenant defaults within any applicable grace periods or obtain waivers or acceptable refinancing, such defaults could result in the acceleration of some or all of our indebtedness, which could lead to bankruptcy, reorganization or insolvency.
Risks Relating to our Business and Industry
We depend upon governmental payors through Medicare and Medicaid reimbursement and decreases in Medicare reimbursement rates may adversely affect our financial results.
A significant portion of our net patient revenue is derived from governmental third-party payors. In 2022, approximately 24.2% of our net patient revenue was derived from Medicare and Medicaid. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Additional reforms or other changes to these payment systems may be proposed or adopted, either by the U.S. Congress (“Congress”) or by the Centers for Medicare & Medicaid Services (“CMS”), including bundled payments, outcomes-based payment methodologies and a shift away from traditional fee-for-service reimbursement. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). Beginning in January 2021, the physical therapy industry observed a reduction of Medicare reimbursement rates of approximately 3% in accordance with the MPFS for therapy services. Beginning in January 2022, the physical therapy industry observed a reduction of Medicare reimbursement rates of approximately 0.75%, as well as a 15% decrease in payments for services performed by physical therapy assistants. Additionally, a further reduction through resuming sequestration was postponed. Sequestration reductions resumed at 1% after March 31, 2022, and by an additional 1% after June 30, 2022, which resulted in an overall reduction of 2% in reimbursement rates related to sequestration after June 30, 2022. In July 2022, the CMS released its proposed 2023 MPFS which called for an approximate 4.5% reduction in the calendar year 2023 conversion factor. In December 2022, the Consolidated Appropriations Act (2023) was signed into law. The Consolidated Appropriations Act (2023) provides partial relief related to Medicare cuts including 2.5% relief in 2023 and 1.25% relief in 2024. As a result, the reimbursement rate reduction beginning in January 2023 was approximately 2.0%.
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
Additionally, from time to time we become aware, either based on information provided by third-parties and/or the results of internal reviews, of payments from payor sources that were either wholly or partially in excess of the amount that we should have been paid for the services provided. We are also subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare and Medicaid for payment for our services. These post-payment reviews have increased as a result of government cost-containment initiatives. Overpayments may result from a variety of factors, including insufficient documentation to support the services rendered or the medical necessity of such services, or other failures to document the satisfaction of the necessary conditions of payment. We are required by law in most instances to refund the full amount of the overpayment after becoming aware of it, and failure to do so within requisite time limits imposed by applicable law could lead to significant fines and penalties being imposed on us. Furthermore, initial billing of and payments for services that are unsupported by the requisite documentation and satisfaction of any other conditions of payment, regardless of our awareness of the failure at the time of the billing or payment, could expose us to significant fines and penalties. We and/or certain of our operating companies could also be subject to exclusion from participation in the Medicare or Medicaid programs in some circumstances, in addition to any monetary or other fines, penalties or sanctions that we may incur under applicable federal and/or state law. Our repayment of any overpayments, as well as any related fines, penalties or other sanctions that we may be subject to, and any costs incurred in responding to requests for records or pursuing the reversal of payment denials, could be significant and could have a material and adverse effect on our results of operations and financial condition.

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
A significant portion of our revenue is derived from third-party payors. In 2022, approximately 57.6% of our net patient revenue was derived from commercial payors. These private third-party payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit reimbursement for healthcare services in the future. In addition, Company claims are closely scrutinized, and failure to submit accurate and complete clinical documentation, including specific documentation by the service provider, could result in adverse actions taken by the payor. Further, if insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.
If payments from workers’ compensation payors are reduced or eliminated, our revenue and profitability could be adversely affected.
In 2022, approximately 12.4% of our net patient revenue was derived from workers’ compensation payors. State workers’ compensation laws and regulations vary and changes to state laws could result in decreased reimbursement by third-party payors for physical therapy services, which could have an adverse impact on our revenue. Further, payments received under certain workers’ compensation arrangements may be based on pre-determined state fee schedules, which may be impacted by changes in state funding. Any modification to such schedules that reduces our ability to receive payments from workers’ compensation payors could be significant and could have a material adverse effect on our results of operations and financial condition. We may continue to experience unfavorable changes in rates and payor and service mix shifts toward lower reimbursing payor classes as opposed to higher reimbursing classes such as workers' compensation and auto personal injury. These changes may reflect longer term trends in our markets. Adverse changes in payor mix and/or payor rates are likely to adversely affect our results of operations in future periods, which effects may be material.

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
The spread of COVID-19, and the related global, national and regional policy response has also led to disruption and volatility in the global capital markets, which increases economic uncertainty and the cost of, and adversely impacts access to, capital. The COVID-19 pandemic has caused economic impacts with potentially extended duration, and could directly or indirectly cause a global recession, continued elevated wage inflation, inflation in the cost of goods, services and other operating inputs, changes in the market interest rate environment and other economic impacts.
The COVID-19 pandemic has impacted the global economy and caused significant macroeconomic uncertainty. Infection rates have varied across the country in which we operate. As we have experienced with recent variants, there may be additional waves of infection, which could be more contagious than prior waves. Governmental authorities have implemented numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, masking recommendations and mandates, vaccine recommendations and mandates, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns. Government measures intended to address the COVID-19 pandemic, such as mandatory quarantines, vaccine mandates and regular testing requirements, could also impact the availability of our employees or other workers or could lead to attrition of key employees or reduced visits.

Our financial results have been, and are expected to continue to be, negatively impacted by the COVID-19 pandemic. Visits per day decreased approximately 50.5%, 27.9% and 24.4% in the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively, in relation to the comparative prior year periods. While we have experienced relative increases in quarterly visits per day following the low point in the quarter ended June 30, 2020, we continue to experience lower aggregate patient volumes in many geographic areas in which we operate as compared to prior to the pandemic. Visits per day during the year ended December 31, 2022 were approximately 86.7% of visits per day during the year ended December 31, 2019. The current economic conditions resulting from COVID-19 have significantly impacted consumer behavior, which have reduced, and could continue to reduce, customer spend on certain medical procedures, including physical therapy, in both the short- and medium-term. Furthermore, we are unable to predict the impact that COVID-19 may have going forward on our business, results of operations or financial position of any of our major payors, which could impact each payor to a varying degree and at different times and could ultimately impact our own financial performance. Certain of our competitors may also be better equipped to weather the impact of COVID-19 and be better able to address changes in customer demand.
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
•our ability to comply with financial and operating covenants in our debt, preferred stock and operating lease agreements; and
•potential for goodwill, intangible and other asset impairment charges.
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
We are subject to risks related to the impact on our workforce of mandatory COVID-19 vaccination of employees.
We operate in certain states that currently mandate COVID-19 vaccines for healthcare workers. While certain states have removed vaccination requirements, or allow for alternative methods to comply with such vaccination requirements, it is not possible to predict potential changes to these regulations or the impact that these regulations may have on the Company or its workforce. Similar mandatory vaccination or testing requirements that may become applicable to our employees, at the federal, state or local levels, may result in employee attrition and could have a material adverse effect on our business, including future revenue, costs and results of operations.

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
The outpatient physical therapy market is rapidly evolving and highly competitive, and subject to vertical integration. Such vertical integration could reduce the market opportunity for our services. Competition may intensify in the future as existing competitors and new entrants introduce new physical therapy services and platforms. We currently face competition from a range of companies, including other incumbent providers of physical therapy consultation services, that are continuing to grow and enhance their service offerings and develop more sophisticated and effective service platforms. In addition, since there are limited capital expenditures required for providing physical therapy services, there are few financial barriers to enter the industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. Competition from specialized physical therapy service providers, healthcare providers, hospital systems and other parties may result in continued pricing and volume pressures, which would be likely to lead to price and volume declines in certain of our services, all of which could negatively impact our sales, profitability and market share.
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
Some competitors may have greater name recognition, longer operating histories and significantly greater resources than us. Further, our current or potential competitors may be acquired by third-parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than us to new or changing opportunities, technologies, standards or client requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their services in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger client base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources or larger sales forces than ours, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain geographies or segments of the physical therapy market, which could create additional price and volume pressure. As we expand into new geographical areas, we may encounter competitors with stronger relationships or recognition in the community in such new areas, which could give those competitors an advantage in obtaining new patients or retaining existing ones.

We also compete for physical therapists and we experienced elevated levels of attrition during periods of 2021 and 2022, which has had and may continue to have adverse effects on our business, financial condition, results of operations, as well as our ability to open new clinics. We have taken and are continuing to take actions to increase hiring, reduce attrition and optimize clinician hours based on available workforce, but the impact of hiring and attrition has impacted overall profitability through wage inflation, greater benefits, and increases in other employee costs, as well as required a higher use of contract labor in difficult to staff markets. These labor market dynamics and level of competition are likely to continue. The ultimate impact on our business and industry remains difficult to predict, but may have a material adverse impact on our results of operations, cash flows and financial condition.
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
We may continue to close clinics and incur closure costs and losses.
The competitive, economic or reimbursement conditions in the markets in which we operate, in addition to labor market conditions and liquidity considerations, may require us to reorganize or close certain clinics. Additionally, there is no guarantee that we will not have to close clinics in the future as a result of COVID-19 or its variants, execute measures designed to reduce the spread of COVID-19, or experience clinical staffing challenges, whether related to COVID-19 or labor market dynamics. Any clinic closures, reorganization or related business disruptions may have a material and adverse effect on our results of operations. In each of fiscal year 2022 and 2021, we closed 23 clinics. In the event a clinic is reorganized or closed, we may incur losses and closure costs, including, but not limited to, lease obligations, severance and write-down or write-off of goodwill, intangible assets or other assets.
We may determine to sell one or more of our clinics, and any such divestiture could adversely affect our continuing business.
We periodically evaluate our various businesses, services lines and clinics and may, as a result, consider the divestiture, wind down or exit of one or more of those clinics. Divestitures have inherent risks, including the inability to find potential buyers with favorable terms, the expense of selling the service line or clinic, the possibility that any anticipated sale will be delayed or will not occur and the potential delay or failure to realize the perceived strategic or financial merits of the divestment.
Our ability to generate revenue is highly sensitive to the strength of the economies in which we operate and the demographics and populations of the local communities that we serve.
Our revenues depend upon a number of factors, including, among others, the size and demographic characteristics of local populations and the economic condition of the communities that our locations serve. In the case of an economic downturn in a market, the utilization of physical therapy services by the local population of such market, and our resulting revenues and profitability in that market, could be adversely affected. Our revenues could also be affected by negative trends in the general economy that affect consumer spending, such as a recession or similar economic downturn. Furthermore, significant demographic changes in, or significant outmigration from, the neighborhoods where our clinics are located could reduce the demand for our services, all of which could materially and adversely affect our business and results of operations.

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
Our success is partially dependent upon referrals from physicians in the communities our clinics serve and our ability to maintain good relationships with these physicians and other referral sources. Physicians referring patients to our clinics are free to refer their patients to other therapy providers or to their own physician owned therapy practices. If we are unable to successfully cultivate and maintain strong relationships with such physicians and other referral sources (including as a result of negative publicity (whether true or not)), our business may be negatively impacted and our net revenues may decline. In addition, our relationships with referral sources are subject to extensive laws and regulations, and if those relationships with referral sources are found to be in violation of those requirements, we may be subject to significant civil, criminal and/or administrative penalties, exclusion from participation in government programs, such as Medicare and Medicaid, and/or reputational harm.
We operate our business in regions subject to natural disasters and other catastrophic events, and any disruption to our business resulting from such natural disasters or climate change would adversely affect our revenue and results of operations.
We operate our business in regions subject to severe weather and natural disasters, including hurricanes, floods, fires, earthquakes and other catastrophic events. For example, in February 2021, the state of Texas experienced unprecedented cold weather, resulting in power outages across the state. Nearly all of our clinics in Texas were impacted by the weather, with all clinics closing for at least one day. Additionally, in September and October 2022, the effects of Hurricane Ian negatively impacted certain clinic operations in the southeast region of the U.S. Any natural disaster or impacts from climate change could adversely affect our ability to conduct business and provide services to our customers, and the insurance we maintain may not be adequate to cover losses resulting from any business interruption resulting from a natural disaster or other catastrophic event.
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
Our customers rely on our customer service support organization to resolve issues with our services. We outsource a portion of our customer service and technical support activities to third-party service providers. We depend on these third-party customer service and technical support representatives working on our behalf, and expect to continue to rely on third-parties in the future. This strategy presents risks to the business due to the fact that we may not be able to influence the quality of support as directly as we would be able to do if our own employees performed these activities. Our customers may react negatively to providing information to, and receiving support from, third-party organizations, especially if these third-party organizations are based overseas. If we encounter problems with our third-party customer service and technical support providers, our reputation may be harmed, our ability to sell our services could be adversely affected, and we could lose customers and associated revenue.
Our systems infrastructure may not adequately support our operations.
We believe our future success will depend in large part on establishing an efficient and productive information technology (“IT”) systems infrastructure that is able to provide operational intelligence and support our platform. Our systems infrastructure is designed to address interoperability challenges across the healthcare continuum and any failure of our systems infrastructure to identify efficiencies or productivity may impact the execution of our strategies and have a significant impact on our business and operating results. Our inability to continue improving our clinical systems and data infrastructure could impact our ability to perform and continue improving outcomes for patients.
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
Specific restrictions with respect to enforcement of the corporate practice of medicine or physical therapy vary from state to state and certain states in which we operate may present higher risk than others. Each state has its own professional entity laws and unique requirements for entities that provide professional services. Further, states impose varying requirements on the licenses that the stockholders, directors, officers, and professional employees of professional corporations must possess.
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
From time to time, we are party to legal proceedings, governmental audits and investigations that arise in the ordinary course of our business. There is an inherent risk of liability in the provision of healthcare services. We are also subject to actual and potential claims, lawsuits and investigations outside of the ordinary course of business. Refer to Note 18 - Commitments and Contingencies of our consolidated financial statements included in Part II, Item 8 of this Form 10-K for examples of claims to which we are subject.
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
Our ability to retain and attract clinical talent is critical to our ability to provide high quality care to patients and successfully cultivate and maintain strong relationships in the communities we serve. If we cannot recruit and retain our base of experienced and clinically skilled therapists and other clinical providers, management and support personnel, our business may decrease and our revenues may decline and/or operating margins may decrease as a result of higher use of contract labor in difficult to staff markets. We compete with other healthcare providers in recruiting and retaining qualified management, physical therapists and other clinical staff and support personnel responsible for the daily operations of our business, financial condition and results of operations. We have recently experienced elevated rates of attrition when compared to historical levels, which has had and may continue to have adverse effects on our business, financial condition, results of operations, as well as our ability to open new clinics.
As we implement actions aimed to reduce attrition, increase hiring of physical therapists and optimize clinician hours based on available workforce, we expect to experience increases in our labor costs, primarily due to higher wages and greater benefits required to retain and attract qualified healthcare personnel, as well as higher contract labor costs until clinical staffing levels are achieved, and such increases may adversely affect our profitability. Furthermore, while we attempt to manage overall labor costs in the most efficient way, our efforts to manage them may have limited effectiveness and may lead to increased turnover and other challenges.

Our ability to attract and retain talented executives and corporate employees.
We are dependent on our ability to retain and attract corporate talent. We have recently experienced significant turnover in our senior management team and across our corporate organization. Our business may be adversely affected by the transitions in our senior management team, and turnover at the senior management level may create instability within the Company, which could disrupt and impede our day-to-day operations, internal controls and our ability to fully implement our business plan and initiatives. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could be negatively impacted as a result. We compete for corporate talent within the healthcare industry and more broadly. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified corporate personnel in the future. The inability to attract and retain the necessary personnel could cause increased employee turnover and harm to our business, results of operations, cash flow and financial condition.
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
We rely on IT systems in critical areas of our operations, including our electronic medical records system and systems supporting revenue cycle management, and financial and operational reporting, among others. We have legacy IT systems that IT is continuing to upgrade and modernize. If one of these systems were to fail or cause operational or reporting interruptions, or if we decide to change these systems or hire outside parties to provide these systems, we may fail to execute on such system changes or suffer disruptions, which could have a material adverse effect on our operation, results of operations and financial condition. In addition, we may underestimate the costs, complexity and time required to develop and implement new systems.

We use software vendors and network and cloud providers in our business and if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change, it could have a material adverse effect on our business, financial condition and results of operations.
Our ability to provide our services and support our operations requires that we work with certain third-party providers, including software vendors and network and cloud providers, and depends on such third-parties meeting our expectations in timeliness, quality, quantity and economics. Our third-party suppliers may be unable to meet such expectations due to a number of factors. We might incur significant additional liabilities if the services provided by these third-parties do not meet our expectations, if they terminate or refuse to renew their relationships with us or if they were to offer their services on less advantageous terms. We rely on internally developed software applications and systems to conduct our critical operating and administrative functions. We also depend on our software vendors to provide long-term software maintenance support for our information systems. In addition, while there are backup systems in many of our operating facilities, we may experience an extended outage of network services supplied by these vendors or providers that could impair our ability to deliver our solutions, which could have a material adverse effect on our business, financial condition and results of operations.
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

The IPO Warrants are accounted for as liabilities and the changes in value of the IPO Warrants could have a material effect on our financial results.
The Company accounts for its outstanding Public Warrants and Private Placement Warrants assumed as part of the Business Combination in accordance with the guidance contained in Accounting Standards Codification 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”). As such, the IPO Warrants are accounted for as derivative liabilities and are subject to re-measurement at each balance sheet date. Changes in fair value are reported in earnings as a non-cash gain or loss in the Company’s consolidated statements of operations.
As a result of the recurring fair value measurement, our financial statements and results of operations may materially fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect to recognize non-cash gains or losses on the IPO Warrants each reporting period and the amount of such gains or losses could be material and variable.
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
During 2022 and 2021, we recognized impairments of our goodwill and other intangible assets, which represent a significant portion of our total assets. Any further impairment charges may be material and have a material adverse effect on our business, financial condition, and results of operations.
As of December 31, 2022, we had $286.5 million of goodwill and $246.6 million of trade name and other intangible assets recorded on our consolidated balance sheet, excluding amounts reclassified as held for sale. We test such assets for impairment at least annually on the first day of the fourth quarter of each year or on an interim basis whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment may result from, among other things, increased attrition, adverse market conditions, adverse changes in applicable laws or regulations, including changes that affect the services we offer, lower visit volumes, lower revenue reimbursement rates, compressed operating margins and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 - Goodwill, Trade Name and Other Intangible Assets to our consolidated financial statements included in Part II, Item 8, of this Form 10-K for further discussion of our goodwill and intangible assets.
During 2022, the Company determined that factors primarily driven by potential changes in discount rates and decreases in share price constituted interim triggering events requiring further analysis with respect to potential impairments to goodwill and the trade name intangible asset. Accordingly, we performed interim quantitative impairment testing as of March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, and, as a result thereof, we recorded non-cash impairment charges in the line item goodwill, intangible and other asset impairment charges of $486.3 million in the Company’s consolidated statements of operations during the year ended December 31, 2022. Further impairments of all or part of our goodwill or other identifiable assets may have a material adverse effect on our business, financial condition or results of operations.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company's reporting unit and the indefinite-lived intangible asset requires us to make assumptions and estimates regarding our future plans, as well as industry, economic and regulatory conditions. These assumptions and estimates include projected future revenue growth rates, EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, then our reporting unit or the indefinite-lived intangible asset might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of the Company's goodwill and trade name indefinite-lived intangible asset were impaired during 2022, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates. To the extent that business conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred significant cumulative net taxable losses in the past. Our deferred tax assets as of December 31, 2022 include federal net operating losses, or NOLs, of $68.9 million and state NOLs of $35.5 million. Our unused NOLs generally carry forward to offset future taxable income, if any, until such unused losses expire, if subject to expiration. The earliest net operating loss will expire by statute in 2023 for state net operating losses, and in 2036 for federal net operating losses. We may be unable to use these NOLs to offset income before such unused NOLs expire.
In addition, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point cumulative change in the equity ownership of certain stockholders over a rolling three-year period) under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. This limitation is based in part on the pre-change equity value of the corporation, with a lower equity value resulting in a lower and more severe limitation. We may experience an “ownership change” as a result of future changes in our stock ownership (including the impact of issuance or conversion of new shares, or other transactions or events impacting our stock ownership), some of which changes may not be within our control. If we are unable to use NOL carryforwards before they expire or they become subject to limitation, it could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to remediate the material weaknesses in our internal control over financial reporting related to income taxes, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, this may result in material misstatements of our consolidated financial statements or failure to meet our periodic reporting obligations.
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
The trading price of our Common Stock is volatile. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Relating to Our Business and Industry” and the following:
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
•our liquidity position and the potential risks relating to refinancing, alternative liquidity arrangements or capital transactions;
•failure to comply with covenants related to our debt agreement or our Series A Senior Preferred Stock;
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
Because there are no current plans to pay cash dividends on our Common Stock for the foreseeable future, you are unlikely to receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Common Stock will be at the sole discretion of our Board. We have no direct operations and no significant assets other than our ownership of our subsidiaries from whom we will depend on for distributions, and whose ability to pay dividends may be limited by covenants of our current and any future indebtedness we or our subsidiaries incur. As a result, you are unlikely to receive any return on an investment in our Common Stock unless you sell our Common Stock for a price greater than that which you paid for it.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our Common Stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We will not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover us downgrade our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
Future issuances or sales, or the perception of future issuances or sales, by us or our stockholders of Common Stock or other voting securities or securities convertible into or exchangeable for our Common Stock in the public market or otherwise could cause the market price for our Common Stock to decline.
The issuance or sale of shares of Common Stock or other voting securities or securities convertible into or exchangeable for shares of Common Stock in the public market or otherwise, or the perception that such issuances or sales could occur, could harm the prevailing market price of shares of Common Stock. These issuances or sales, or the possibility that these issuances or sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that the Company deems appropriate.
The Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144. As of December 31, 2022, the aggregate number of shares of Common Stock reserved for future issuance under our equity incentive plans is 10.9 million. The compensation committee of our Board may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We have filed a registration statement on Form S-8 under the Securities Act to register shares of Common Stock issuable pursuant to our equity incentive plans and, accordingly, such shares are available for sale in the open market.
In addition, the exchange of some or all of the Second Lien PIK Exchangeable Notes that may be issued in the future as contemplated by the TSA would dilute the ownership interests and voting rights of the Company’s existing stockholders, as we would be required to deliver shares of Common Stock to the exchanging noteholders with respect to any principal upon exchange of any of the Second Lien PIK Exchangeable Notes. Pursuant to the TSA, when issued, the Second Lien PIK Exchangeable Notes would be exchangeable at the option of their holders prior to their maturity. Prior to any such exchange, the holders of the Second Lien PIK Exchangeable Notes would have the right to vote on corporate matters on an as-exchanged basis. Any sales in the public market of the shares of Common Stock issuable upon such exchange could adversely affect prevailing market prices of our Common Stock. In addition, the anticipated exchange of the Second Lien PIK Exchangeable Notes into shares of our Common Stock could depress the price of our Common Stock. There is no assurance that the transactions contemplated by the TSA will be consummated on the terms as described above, on a timely basis or at all.
In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of Common Stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to ATI’s stockholders.

We may redeem unexpired IPO Warrants prior to their exercise at a time that is disadvantageous to the warrantholders, thereby making such warrantholders’ warrants worthless.
We have the ability to redeem outstanding IPO Warrants prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we give notice of redemption. Redemption of the outstanding IPO Warrants could force warrantholders to (i) exercise the IPO Warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) sell the IPO Warrants at the then-current market price when the warrantholder might otherwise wish to hold onto such IPO Warrants or (iii) accept the nominal redemption price which, at the time the outstanding IPO Warrants are called for redemption, is likely to be substantially less than the market value of the IPO Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.
In addition, we may redeem the IPO Warrants after they become exercisable for a number of shares of Common Stock determined based on the redemption date and the fair market value of our Common Stock. Any such redemption may have similar consequences to a cash redemption described above.
If we are unable to maintain compliance with New York Stock Exchange ("NYSE") listing standards, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them.
In order to maintain our listing on the NYSE, we are required to comply with certain rules and listing standards of the NYSE, including those regarding minimum stockholders' equity, minimum share price, minimum market value of publicly held shares and various additional requirements. The NYSE has notified the Company that, due to the average closing price of the Company's Common Stock, it was below the trading price criteria of the exchange. The notice has no immediate impact on the listing of the Company's Common Stock on the NYSE, subject to the Company's compliance with the NYSE's other continued listing requirements. The Company has submitted a plan of compliance to the NYSE addressing how we intend to regain compliance. If we are unable to satisfy the NYSE rules and listing standards, or are unable to make progress on our plan of compliance, our securities could be subject to delisting.
If the NYSE were to delist our securities from trading, we could face significant consequences, including:
•a limited availability for market quotations for our securities;
•reduced liquidity with respect to our securities;
•a determination that our Common Stock is a "penny stock," which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Common Stock;
•limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

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
These anti-takeover provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Our Amended and Restated Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our Amended and Restated Bylaws provide that, subject to limited exceptions, any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to us or our stockholders, (iii) action asserting a claim arising pursuant to any provision of the DGCL, our Second Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws or (iv) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware ("Delaware Court of Chancery" or the "Court of Chancery") or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Our Amended and Restated Bylaws also provide that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of the Amended and Restated Bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. This exclusive forum provision does not apply to claims under the Exchange Act but does apply to other state and federal law claims including actions arising under the Securities Act. Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our Amended and Restated Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
A recent decision of the Delaware Court of Chancery may create uncertainty regarding the validity of some of our authorized and issued shares of Common Stock.
On March 2, 2023, we filed a petition in the Delaware Court of Chancery pursuant to Section 205 of the DGCL, seeking validation of an amendment to our certificate of incorporation increasing the authorized shares of our Class A Common Stock (as further described below) and the shares issued pursuant thereto.
At a special meeting of the stockholders of the Company held on June 15, 2021 (the “Special Meeting”), a majority of the then-outstanding shares of the Company’s Class A Common Stock and Class F Common Stock, voting together as a single class, voted to approve the Company’s Second Amended and Restated Certificate of Incorporation, which, among other things, increased the authorized shares of the Company’s Class A Common Stock from 200,000,000 shares to 450,000,000 shares (the “Class A Increase Amendment”). Notwithstanding the fact that the proxy statement relating to the Special Meeting did not disclose that a separate vote of the Class A Common Stock was required, a majority of the then-outstanding shares of Class A Common Stock voted in favor of the Class A Increase Amendment.
A recent decision of the Court of Chancery has created uncertainty regarding the validity of the Class A Increase Amendment and whether a separate vote of the majority of the then-outstanding shares of Class A Common Stock would have been required under Section 242(b)(2) of the DGCL.

The Company continues to believe that a separate vote of Class A Common Stock was not required to approve the Class A Increase Amendment. However, in light of the recent Court of Chancery decision, the Company filed a petition in the Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the Class A Increase Amendment and the shares issued pursuant thereto to resolve any uncertainty with respect to those matters. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to validate potentially defective corporate acts and stock after considering a variety of factors.
While the Company believes that a separate vote of Class A Common Stock was not required to approve the Class A Increase Amendment at the Special Meeting, and therefore that all of the currently outstanding shares of Class A Common Stock of the Company are validly issued, if the Company is not successful in the Section 205 proceeding, the uncertainty with respect to the Company’s capitalization resulting from the Court of Chancery’s decision referenced above could have a material adverse effect on the Company, including its ability to complete financing transactions, until the underlying issues are definitively resolved.
On March 3, 2023, the Court of Chancery granted the motion to expedite and set a hearing date for the petition to be heard. The hearing has been set for March 17, 2023.
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
We are utilizing the benefits of a controlled company currently but remain subject to and comply with the requirements that our independent directors hold regular executive sessions and that our audit committee consists entirely of independent directors.

Advent has significant influence over us.
As of December 31, 2022, Advent beneficially owns approximately 56.1% of our Common Stock. As long as Advent owns or controls a significant percentage of our outstanding voting power, it will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Advent’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Common Stock to decline or prevent stockholders from realizing a premium over the market price for our Common Stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2022, we have 923 clinics (as well as 20 clinics under management service agreements) located in 25 states. We lease all of the properties used for our clinics under operating leases with initial lease terms typically ranging from seven (7) to ten (10) years with options to renew. We intend to lease the premises for any new clinic locations. Our typical clinic occupies approximately 1,000 to 5,000 square feet.
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
Our Class A common stock and Public Warrants are currently listed on the New York Stock Exchange ("NYSE") under the symbols "ATIP" and "ATIP WS," respectively. As of March 6, 2023, there were approximately 229 holders of record of our outstanding common stock.
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

Stock Performance Graph
The following graph compares the cumulative total return to stockholders from the closing price on June 17, 2021 (the date our Class A common stock began trading on the NYSE following the Business Combination) through December 31, 2022, relative to the performance of the NYSE Composite Index and the NYSE Health Care Index. The stock performance graph assumes $100 was invested in our Class A common stock and the common stock of each of the companies listed on the NYSE Composite Index and the NYSE Health Care Index on June 17, 2021, and that any dividends were reinvested.

Total Return Performance
125
100
75
50
25
—
06/17/21
12/31/21
06/30/22
12/31/22
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

Issuer Purchases of Equity Securities
During the three months ended December 31, 2022, the Company withheld shares of our common stock in connection with employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans of Programs
October 1 - October 31, 2022	—	$—	—	—
November 1 - November 30, 2022	17,406	$0.51	—	—
December 1 - December 31, 2022	4,130	$0.31	—	—
Total	21,536	$0.47	—	—
(1) Represents shares delivered to or withheld by us in connection with employee minimum tax withholding obligations upon exercise or vesting of stock awards. No shares were purchased in the open market pursuant to a repurchase program.
Item 6. [Reserved]
Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of ATI Physical Therapy, Inc. and its subsidiaries (herein referred to as “we,” ”us,” “the Company,” “our Company,” or "ATI") should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report. For management's discussion and analysis on the Company's financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2022.
We make statements in this discussion that are forward-looking and involve risks and uncertainties. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of the Company. The forward-looking statements are based on our current views and assumptions, and actual results could differ materially from those anticipated in such forward-looking statements due to factors including, but not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors.”
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
Certain amounts in this Management's Discussion and Analysis may not add due to rounding. All percentages have been calculated using unrounded amounts for the years ended December 31, 2022, 2021 and 2020.
All dollar amounts are presented in thousands, unless indicated otherwise.
Company Overview
We are a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 923 clinics (as well as 20 clinics under management service agreements) located in 25 states as of December 31, 2022. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
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
In connection with Ms. Vitti’s appointment, John (Jack) Larsen stepped down as Executive Chairman of the Company, effective April 28, 2022 and continued in his role as Chairman of the Board of the Company. Mr. Larsen was appointed Executive Chairman of the Company on August 9, 2021. In addition, effective April 28, 2022, John (Jack) Larsen, Joseph Jordan, the Company’s Chief Financial Officer, and Ray Wahl, the Company’s former Chief Operating Officer, no longer fulfilled the role of Principal Executive Officer.
Recent changes in company leadership
Effective July 8, 2022, Joe Zavalishin, Chief Development Officer, resigned from the Company. The Company and Mr. Zavalishin entered into a mutual release pursuant to which Mr. Zavalishin is eligible for the payments and benefits in accordance with his employment agreement.
Effective August 29, 2022, the Company appointed Eimile Tansey as its Chief People Officer. Ms. Tansey has more than 20 years of experience in human resources and operations, including more than 15 years in leadership and executive roles.
Effective November 4, 2022, Diana Chafey, Chief Legal Officer and Corporate Secretary, resigned from the Company. The Company appointed Erik Kantz as the Company's Chief Legal Officer and Corporate Secretary effective November 4, 2022. Mr. Kantz previously served as Vice President and Deputy General Counsel of the Company, and has over 20 years of experience in corporate and securities law.
Effective December 16, 2022, Ray Wahl, Chief Operating Officer, resigned from the Company. The Company and Mr. Wahl entered into a mutual release pursuant to which Mr. Wahl is eligible for the payments and benefits in accordance with his employment agreement. The Company appointed Chris Cox as the Company's Chief Operating Officer effective December 16, 2022. Mr. Cox has nearly 15 years of progressively higher-level leadership positions in the healthcare industry.
Effective January 3, 2023, the Company appointed Scott Gregerson as the Company's Chief Growth Officer. Mr. Gregerson has 20 years of healthcare experience including chief executive, presidential and vice-presidential roles in which he developed and led strategic business development and growth, often connecting large-scale provider groups with hospital and health systems.

2022 Debt Refinancing and Preferred Stock Financing
On February 24, 2022, the Company entered into various financing arrangements to refinance its existing long-term debt (the "2022 Debt Refinancing"). The Company entered into a new 2022 Credit Agreement which is comprised of a senior secured term loan which matures on February 24, 2028, and a "super priority" senior secured revolver, which matures on February 24, 2027. Refer to Note 8 - Borrowings in the consolidated financial statements for further details.
In connection with the 2022 Debt Refinancing, the Company issued shares of non-convertible preferred stock and warrants to purchase shares of the Company's common stock. Refer to Note 11 - Mezzanine and Stockholders' Equity in the consolidated financial statements for further details.
The Business Combination
On June 16, 2021 (the “Closing Date”), a Business Combination transaction (the “Business Combination”) was finalized pursuant to the Agreement and Plan of Merger ("Merger Agreement"), dated February 21, 2021 between the operating company, Wilco Holdco, Inc. (“Wilco Holdco”), and Fortress Value Acquisition Corp. II (herein referred to as "FAII" and "FVAC"), a special purpose acquisition company. In connection with the closing of the Business Combination, the Company changed its name from Fortress Value Acquisition Corp. II to ATI Physical Therapy, Inc. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company’s common stock is listed on the New York Stock Exchange ("NYSE") under the symbol “ATIP.” Refer to Note 3 - Business Combinations and Divestitures in the consolidated financial statements for further details.
Home Health divestiture
On October 1, 2021, the Company divested its Home Health service line for a sale price of $7.3 million. The major classes of assets and liabilities associated with the Home Health service line consisted predominantly of accounts receivable, accrued expenses and other liabilities which were not material.
2021 acquisitions
During the fourth quarter of 2021, the Company completed 3 acquisitions consisting of 7 total clinics. The Company paid approximately $4.5 million in cash and $1.4 million in future payment consideration, subject to certain time or performance conditions set out in the purchase agreements, to complete the acquisitions.
Trends and Factors Affecting the Company’s Future Performance and Comparability of Results
During 2022, we observed the following trends in our operations:
•Improved referral and patient visit volumes relative to the comparative periods in 2021 and relative to volume softness experienced during the beginning of 2022 which was driven, in part, by an increase in COVID-19 cases due to the outbreak of additional variants.
•A continued tight labor market for available physical therapy and other healthcare providers in the workforce, contributing to competition in hiring, attrition, clinical staffing level challenges, increased use of contract labor and continued wage inflation in the physical therapy industry and at ATI.
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
During the year ended December 31, 2022, the Company identified interim triggering events as a result of factors including potential changes in discount rates and decreases in share price. The Company determined that the combination of these factors constituted interim triggering events that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing as of March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of $318.9 million related to goodwill and $164.4 million related to the trade name indefinite-lived intangible asset during the year ended December 31, 2022. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the consolidated financial statements for further details.
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
As a result of the COVID-19 pandemic, visits per day ("VPD") decreased to a low point of 12,643 during the quarter ended June 30, 2020. The Company has experienced relative increases in quarterly VPD following the low point, as local restrictions in certain markets, referral levels and individual routines evolved compared to prior periods. During the fourth quarter of 2021, we observed volume softness caused, in part, by an increase in COVID-19 cases due to the outbreak of additional variants, which continued to impact visit volumes in the beginning of 2022. Through the remainder of the first quarter of 2022 and the second quarter of 2022, we experienced increases in visit volumes relative to the beginning of 2022. Additionally, while we observed volume softness during the third quarter due, in part, to seasonality, we experienced increases in quarterly VPD through the fourth quarter of 2022 relative to the comparative quarters in 2021.

The chart below reflects the quarterly trend in VPD.

VPD by Quarter
24,000
21,000
18,000
15,000
12,000
9,000
6,000
3,000
—
Q1-21
Q2-21
Q3-21
Q4-21
Q1-22
Q2-22
Q3-22
Q4-22

As demand for physical therapy services has increased in the market since its low point during the quarter ended June 30, 2020, the Company has focused on attempting to increase its clinical staffing levels by hiring clinicians, optimizing clinician hours based on available workforce and attempting to reduce levels of clinician attrition that have been elevated relative to historical levels. The elevated levels of attrition were initially caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform, which has increased our current and future expectations for labor costs. While the Company has observed improvement in hiring and attrition levels since implementing these actions, attrition remains above historical levels due to a continued tight labor market for available physical therapy and other healthcare providers in the workforce which may impede our progress toward increasing visit volumes. In an effort to drive more volume and visits per day, in addition to focusing on clinical staffing levels and clinician productivity, we are working to establish relationships with new referral sources and strengthen relationships with our partner providers and existing referral sources across our geographic footprint.
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

CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act") was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the following:
•In 2020, the Company received approximately $91.5 million of general distribution payments under the Provider Relief Fund. These payments have been recognized in other expense (income), net in the consolidated statements of operations throughout 2020 in a manner commensurate with the reporting and eligibility requirements issued by the U.S. Department of Health & Human Services ("HHS"). Based on the terms and conditions of the program, including reporting guidance issued by HHS in 2021, the Company believes that it has met the applicable terms and conditions. This includes, but is not limited to, the fact that the Company’s COVID-19 related expenses and lost revenues for the year ended December 31, 2020 exceeded the amount of funds received. To the extent that reporting requirements and terms and conditions are subsequently modified, it may affect the Company’s ability to comply and ability to retain the funds.
•The Company applied for and obtained approval to receive $26.7 million of Medicare Accelerated and Advance Payment Program ("MAAPP") funds during the quarter ended June 30, 2020. During the years ended December 31, 2022 and 2021, the Company applied $12.3 million and $12.6 million in MAAPP funds against the outstanding liability, respectively. During the year ended December 31, 2021, the Company transferred $1.8 million in MAAPP funds as part of the divestiture of its Home Health Service line. During the quarter ended September 30, 2022, the Company met the required performance obligations and performed the remaining services related to the MAAPP funds. Therefore, the remaining funds were applied and repaid during the quarter ended September 30, 2022. As of December 31, 2022 and December 31, 2021, zero and $12.3 million of the funds are recorded in accrued expenses and other liabilities, respectively.
•The Company elected to defer depositing the employer portion of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free. The Company repaid the remaining deferred payments during the fourth quarter of 2022. Related to these payments, as of December 31, 2022 and December 31, 2021, zero and $5.9 million is included in accrued expenses and other liabilities, respectively.
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

•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Beginning in January 2022, the physical therapy industry observed a reduction of Medicare reimbursement rates of approximately 0.75%, as well as a 15% decrease in payments for services performed by physical therapy assistants. Additionally, a further reduction through resuming sequestration was postponed. Sequestration reductions resumed at 1% after March 31, 2022, and by an additional 1% after June 30, 2022, which resulted in an overall reduction of 2% in reimbursement rates related to sequestration after June 30, 2022. In July 2022, the CMS released its proposed 2023 Medicare Physician Fee Schedule which called for an approximate 4.5% reduction in the calendar year 2023 conversion factor. In December 2022, the Consolidated Appropriations Act (2023) was signed into law. The Consolidated Appropriations Act (2023) provides partial relief related to Medicare cuts including 2.5% relief in 2023 and 1.25% relief in 2024. As a result, the reimbursement rate reduction beginning in January 2023 was approximately 2.0%.
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

Goodwill, intangible and other asset impairment charges. Goodwill, intangible and other asset impairment charges represent non-cash charges associated with the write-down of goodwill, trade name indefinite-lived intangible and other assets.
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
Other expense (income), net. Other expense (income), net is comprised of income statement activity not related to the core operations of the Company.

Key Business Metrics
When evaluating the results of operations, management has identified a number of metrics that allow for specific evaluation of performance on a more detailed basis. See “Results of Operations” for further discussion on financial statement metrics such as net revenue, net income, EBITDA and Adjusted EBITDA.
Patient visits
As the main operations of the Company are driven by physical therapy services provided to patients, management considers total patient visits to be a key volume measure of such services. In addition to total patient visits, management analyzes (1) average VPD calculated as total patient visits divided by business days for the period, as this allows for comparability between time periods with an unequal number of business days, and (2) average VPD per clinic, calculated as average VPD divided by the average number of clinics open during the period (excluding clinics under management service agreements).
Net patient revenue ("NPR") per visit
The Company calculates net patient revenue per visit, its most significant reimbursement metric, by dividing net patient revenue in a period by total patient visits in the same period.
Clinics
To better understand geographical and location-based trends, the Company evaluates metrics based on the 923 clinics (excluding clinics under management service agreements) and 20 managed clinic locations as of December 31, 2022. De novo clinics represent organic new clinics opened during the current period based on sophisticated site selection analytics. Acqui-novo clinics represent new clinics opened during the current period, that were existing clinic operations not previously owned by the Company, in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. Acquired clinics represent new clinics from purchases of physical therapy practices. Same clinic revenue growth rate identifies revenue growth year over year on clinics that have been owned and operating for over one year. This metric is determined by isolating the population of clinics that have been open for at least 12 months and calculating the percentage change in revenue of this population between the current and prior comparable periods.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Number of clinics (end of period)	923	910	875
Number of clinics managed (end of period)	20	20	22
New clinics during the period	36	58	23
Business days	255	257	257
Average visits per day	21,817	20,608	18,274
Average visits per day per clinic	23.6	23.1	21.0
Total patient visits	5,563,243	5,296,161	4,696,475
Net patient revenue per visit	$103.53	$105.94	$112.76
Same clinic revenue growth rate	1.8%	4.6%	(26.9)%

The following table provides a rollforward of activity related to the number of clinics during the corresponding periods:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Number of clinics (beginning of period)	910	875	872
Add: New clinics opened during the period	36	51	23
Add: Clinics acquired during the period	—	7	—
Less: Clinics closed/sold during the period	23	23	20
Number of clinics (end of period)	923	910	875

Results of Operations
Year ended December 31, 2022 compared to year ended December 31, 2021
The following table summarizes the Company’s consolidated results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$575,940	90.6%	$561,080	89.4%	$14,860	2.6%
Other revenue	59,731	9.4%	66,791	10.6%	(7,060)	(10.6)%
Net revenue	635,671	100.0%	627,871	100.0%	7,800	1.2%
Cost of services:
Salaries and related costs	357,982	56.3%	336,496	53.6%	21,486	6.4%
Rent, clinic supplies, contract labor and other	202,568	31.9%	180,932	28.8%	21,636	12.0%
Provision for doubtful accounts	13,869	2.2%	16,369	2.6%	(2,500)	(15.3)%
Total cost of services	574,419	90.4%	533,797	85.0%	40,622	7.6%
Selling, general and administrative expenses	114,724	18.0%	111,809	17.8%	2,915	2.6%
Goodwill, intangible and other asset impairment charges	486,262	76.5%	962,303	153.3%	(476,041)	(49.5)%
Operating loss	(539,734)	(84.9)%	(980,038)	(156.1)%	440,304	(44.9)%
Change in fair value of warrant liability	(4,243)	(0.7)%	(22,595)	(3.6)%	18,352	(81.2)%
Change in fair value of contingent common shares liability	(42,525)	(6.7)%	(175,140)	(27.9)%	132,615	(75.7)%
Loss on settlement of redeemable preferred stock	—	—%	14,037	2.2%	(14,037)	n/m
Interest expense, net	45,278	7.1%	46,320	7.4%	(1,042)	(2.2)%
Interest expense on redeemable preferred stock	—	—%	10,087	1.6%	(10,087)	n/m
Other expense, net	3,333	0.5%	241	—%	3,092	n/m
Loss before taxes	(541,577)	(85.2)%	(852,988)	(135.9)%	311,411	(36.5)%
Income tax benefit	(48,530)	(7.6)%	(70,960)	(11.3)%	22,430	(31.6)%
Net loss	$(493,047)	(77.6)%	$(782,028)	(124.6)%	$288,981	(37.0)%

Net patient revenue. Net patient revenue for the year ended December 31, 2022 was $575.9 million compared to $561.1 million for the year ended December 31, 2021, an increase of approximately $14.9 million or 2.6%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician staffing, higher clinician productivity and higher clinic count in the current period, partially offset by unfavorable net patient revenue per visit and two less business days in the current period. Total patient visits increased by approximately 0.3 million visits, or 5.0%, driving an increase in average visits per day of 1,209, or 5.9%. Net patient revenue per visit decreased $2.41, or 2.3%, to $103.53 for the year ended December 31, 2022 compared to $105.94 for the year ended December 31, 2021. The decrease in net patient revenue per visit during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by Medicare rate cuts and unfavorable mix shifts related to payor classes and states.
The following chart reflects additional detail with respect to drivers of the change in year-to-date net patient revenue (in millions):

$650.0
$600.0
$550.0
$500.0
$450.0
$400.0
$350.0
$561.1
$28.3
$(9.1)
$(4.4)
$575.9
2021 Net patient revenue
Volume
NPR per visit
Two less business days
2022 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the year ended December 31, 2022 was $59.7 million compared to $66.8 million for the year ended December 31, 2021, a decrease of $7.1 million or 10.6%. The decrease in other revenue was primarily driven by the absence of Home Health service line revenue for the year ended December 31, 2022 as a result of its divestiture on October 1, 2021.
Salaries and related costs. Salaries and related costs for the year ended December 31, 2022 were $358.0 million compared to $336.5 million for the year ended December 31, 2021, an increase of approximately $21.5 million or 6.4%. Salaries and related costs as a percentage of net revenue was 56.3% and 53.6% for the year ended December 31, 2022 and 2021, respectively. The increase of $21.5 million was primarily driven by higher compensation due to wage inflation for clinic labor and increased clinician and support staff due to higher visit volumes. The increase as a percentage of net revenue was primarily driven by higher compensation due to wage inflation for clinic labor, higher share-based compensation for clinical employees and lower net patient revenue per visit during the year ended December 31, 2022.

Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the year ended December 31, 2022 were $202.6 million compared to $180.9 million for the year ended December 31, 2021, an increase of approximately $21.6 million or 12.0%. Rent, clinic supplies, contract labor and other costs as a percentage of net revenue was 31.9% and 28.8% for the year ended December 31, 2022 and 2021, respectively. The increase of $21.6 million and increase as a percentage of net revenue was primarily driven by higher contract labor costs and a higher clinic count during the year ended December 31, 2022.
Provision for doubtful accounts. Provision for doubtful accounts for the year ended December 31, 2022 was $13.9 million compared to $16.4 million for the year ended December 31, 2021, a decrease of $2.5 million or 15.3%. Provision for doubtful accounts as a percentage of net revenue was 2.2% and 2.6% for the years ended December 31, 2022 and 2021, respectively. The decrease of $2.5 million and decrease as a percentage of net revenue was primarily driven by favorable cash collections during the year ended December 31, 2022.
Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2022 were $114.7 million compared to $111.8 million for the year ended December 31, 2021, an increase of $2.9 million or 2.6%. Selling, general and administrative expenses as a percentage of net revenue was 18.0% and 17.8% for the year ended December 31, 2022 and 2021, respectively. The increase of $2.9 million and increase as a percentage of net revenue was primarily due to a loss on legal settlement, higher public company operating costs and non-ordinary legal and regulatory costs during the year ended December 31, 2022, partially offset by lower reorganization and severance costs and lower transaction costs incurred relative to the year ended December 31, 2021.
Goodwill, intangible and other asset impairment charges. Goodwill, intangible and other asset impairment charges for the year ended December 31, 2022 was $486.3 million compared to $962.3 million for the year ended December 31, 2021. The amount primarily relates to the non-cash write-down of goodwill and the trade name indefinite-lived intangible asset as a result of factors including increases in discount rates, decreases in share price and lower public company comparative multiples in 2022, and revised forecasts reflecting lower than expected patient visit volumes, the acceleration of clinician attrition, competition for clinicians in the labor market and net patient revenue per visit decreases primarily driven by unfavorable payor, state and service mix shifts in 2021. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the consolidated financial statements for further details.
Change in fair value of warrant liability. Change in fair value of warrant liability for the year ended December 31, 2022 was a gain of $4.2 million compared to a gain of $22.6 million for the year ended December 31, 2021. The gain in each period relates to the decrease in the estimated fair value of the Company’s IPO Warrants, primarily driven by decreases in price of the Company's Public Warrants during the years ended December 31, 2022 and 2021, respectively.
Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the year ended December 31, 2022 was a gain of $42.5 million compared to a gain of $175.1 million for the year ended December 31, 2021. The gain in each period relates to the decrease in the estimated fair value of the Company’s Earnout Shares and Vesting Shares, primarily driven by decreases in the Company's share price during the years ended December 31, 2022 and 2021, respectively.
Loss on settlement of redeemable preferred stock. Loss on settlement of redeemable preferred stock for the year ended December 31, 2021 was $14.0 million. The loss is based on the value of cash and equity provided to preferred stockholders in relation to the outstanding Wilco Holdco redeemable preferred stock liability at the time of the closing of the Business Combination.

Interest expense, net. Interest expense, net for the year ended December 31, 2022 was $45.3 million compared to $46.3 million for the year ended December 31, 2021, a decrease of $1.0 million or 2.2%. The decrease in interest expense was primarily driven by lower outstanding principal balances under the Company's credit agreement and higher cash flow hedge benefits recognized during the year ended December 31, 2022, partially offset by higher interest rates under the Company’s credit agreement during the year ended December 31, 2022.
Interest expense on redeemable preferred stock. Interest expense on redeemable preferred stock for the year ended December 31, 2021 was $10.1 million. The redeemable preferred stock was fully settled in June 2021 and no longer accrued interest following the Business Combination.
Other expense, net. Other expense, net for the year ended December 31, 2022 was $3.3 million compared to $0.2 million for the year ended December 31, 2021, an increase of approximately $3.1 million. The increase was driven by $2.8 million in loss on debt extinguishment related to the derecognition of the unamortized deferred financing costs and original issuance discount associated with the full repayment of the 2016 first lien term loan during the year ended December 31, 2022. In addition, during the year ended December 31, 2021, the Company recorded $5.5 million in loss on debt extinguishment related to the derecognition of the unamortized deferred financing costs and original issue discount associated with the partial and full repayment of the 2016 first and second lien term loans, respectively, and recorded a $5.8 million gain on the sale of its Home Health service line.
Income tax benefit. Income tax benefit for the year ended December 31, 2022 was $48.5 million compared to $71.0 million for the year ended December 31, 2021, a decrease in benefit of approximately $22.4 million. The decrease was primarily driven by the difference in the effective tax rate for the respective periods. The effective tax rate was different between the respective periods primarily due to higher nondeductible impairment charges, nondeductible transaction costs, nondeductible loss on settlement of redeemable preferred stock, interest expense on redeemable preferred stock and fair value adjustments related to liability-classified share-based instruments for the year ended December 31, 2021.
Net loss. Net loss for the year ended December 31, 2022 was $493.0 million compared to $782.0 million for the year ended December 31, 2021, a decrease in loss of approximately $289.0 million. The comparatively lower loss was primarily driven by lower goodwill, intangible and other asset impairment charges, partially offset by lower gains related to changes in fair value of warrant liability and contingent common shares liability, lower income tax benefit and no expenses related to redeemable preferred stock during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Non-GAAP Financial Measures
The following table reconciles the supplemental non-GAAP financial measures, as defined under the rules of the U.S. Securities and Exchange Commission ("SEC"), presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA are defined as net income from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”) and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, goodwill, intangible and other asset impairment charges, changes in fair value of warrant liability and contingent common shares liability, share-based compensation, non-ordinary legal and regulatory matters, loss on legal settlement, loss on debt extinguishment, transaction and integration costs, reorganization and severance costs, pre-opening de novo costs, gain on sale of Home Health service line, business optimization costs, loss on settlement of redeemable preferred stock and charges related to lease terminations (“Adjusted EBITDA”).
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

	Year Ended
($ in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Net loss	$(493,047)	$(782,028)	$(298)
Plus (minus):
Net loss (income) attributable to non-controlling interests	668	3,700	(5,073)
Interest expense, net	45,278	46,320	69,291
Interest expense on redeemable preferred stock	—	10,087	19,031
Income tax (benefit) expense	(48,530)	(70,960)	2,065
Depreciation and amortization expense	39,841	37,995	39,700
EBITDA	$(455,790)	$(754,886)	$124,716
Goodwill, intangible and other asset impairment charges(1)	486,262	962,303	—
Goodwill, intangible and other asset impairment charges attributable to non-controlling interests(1)	(2,415)	(7,949)	—
Changes in fair value of warrant liability and contingent common shares liability(2)	(46,768)	(197,735)	—
Share-based compensation	7,432	5,769	1,936
Non-ordinary legal and regulatory matters(3)	6,408	2,914	—
Loss on legal settlement(4)	3,000	—	—
Loss on debt extinguishment(5)	2,809	5,534	—
Transaction and integration costs(6)	3,289	9,788	4,790
Reorganization and severance costs(7)	1,797	3,913	7,512
Pre-opening de novo costs(8)	992	1,929	1,565
Gain on sale of Home Health service line, net	(199)	(5,846)	—
Business optimization costs(9)	(105)	—	10,377
Loss on settlement of redeemable preferred stock(10)	—	14,037	—
Charges related to lease terminations(11)	—	—	4,253
Adjusted EBITDA	$6,712	$39,771	$155,149
(1)Represents non-cash charges related to the write-down of goodwill, trade name indefinite-lived intangible and other assets. Refer to Note 5 of the accompanying consolidated financial statements for further details.

(2)Represents non-cash amounts related to the change in the estimated fair value of IPO Warrants, Earnout Shares and Vesting Shares. Refer to Notes 3, 13 and 14 of the accompanying consolidated financial statements for further details.
(3)Represents non-ordinary course legal costs related to the previously disclosed ATIP stockholder class action complaints, derivative complaint and SEC inquiry. Refer to Note 18 of the accompanying consolidated financial statements for further details.
(4)Represents charge for net settlement liability related to billing dispute. Refer to Note 18 of the accompanying consolidated financial statements for further details.
(5)Represents charges related to the derecognition of the unamortized deferred financing costs and original issuance discount associated with the full repayment of the 2016 first lien term loan and the partial and full repayment of the 2016 first and second lien term loans, respectively. Refer to Note 8 of the accompanying consolidated financial statements for further details.
(6)Represents costs related to the Business Combination, non-capitalizable debt and capital transaction costs and consulting and planning costs related to preparation to operate as a public company.
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
(10)Represents loss on settlement of redeemable preferred stock based on the value of cash and equity provided to preferred stockholders in relation to the outstanding redeemable preferred stock liability at the time of the closing of the Business Combination.
(11)Represents charges related to lease terminations prior to the end of term for corporate facilities no longer in use.
Liquidity and Capital Resources
Our principal sources of liquidity are historical operating cash flows, borrowings under our credit agreement and proceeds from equity issuances. We have used these funds for our short-term and long-term capital needs, which include salaries, benefits and other employee-related expenses, rent, clinical supplies, outside services, capital expenditures, acquisitions, de novos, acqui-novos and debt service. Our capital expenditure, acquisition, de novo and acqui-novo spend will depend on many factors, including, but not limited to, the targeted number of new clinic openings, patient volumes, clinician labor market, revenue growth rates and level of operating cash flows.
As of December 31, 2022 and December 31, 2021, we had $83.1 million and $48.6 million in cash and cash equivalents, respectively. As of December 31, 2022, we had no available capacity under our 2022 revolving credit facility.
For the year ended December 31, 2022, we had operating cash outflows of $65.5 million driven by items including net losses and the application and repayment of MAAPP funds and deferred employer Social Security taxes. Our ability to generate future operating cash flows depends on many factors, including clinical staffing levels and productivity, costs and capital expenditures, patient volumes, referrals and revenue growth rates.
As of December 31, 2022 and December 31, 2021, the Company had zero and $12.3 million of MAAPP funds included in the balance of cash and cash equivalents, respectively. In addition, as of December 31, 2022 and December 31, 2021, the Company had zero and $5.9 million of deferred Social Security taxes included in the balance of cash and cash equivalents. The Company began applying MAAPP funds to Medicare billings in the second quarter of 2021 and began remitting payments on its deferred employer Social Security taxes in the third and fourth quarters of 2021. The remaining MAAPP funds and deferred employer Social Security taxes were applied and repaid during 2022. The repayment of CARES Act funds, together with net losses and other operational activity, led to a net operating cash outflow for 2022.

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
Liquidity and going concern
In accordance with Accounting Standards Codification ("ASC") Topic 205-40, Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that these consolidated financial statements are issued. This evaluation includes considerations related to the covenants contained in the Company’s 2022 Credit Agreement as well as the Company’s liquidity position overall.
As detailed in Note 8 - Borrowings, the Company’s 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. The financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2024. Additionally, beginning in the second quarter of 2024, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 7.00:1.00. The net leverage ratio covenant decreases in the third quarter of 2024 to 6.75:1.00 and further decreases in the first quarter of 2025 to 6.25:1.00, which level remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. Failure to comply with these covenants and restrictions would result in an event of default, subject to customary cure periods.
In addition, the 2022 Credit Facility contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including requirements related to the delivery of independent audit reports without certain going concern qualifications, limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. Failure to comply with the 2022 Credit Facility covenants and restrictions, including the provision related to certain going concern qualifications for any fiscal year, including the year ended December 31, 2022, could result in an event of default under the 2022 Credit Facility, subject to customary cure periods. In such an event, all amounts outstanding under the 2022 Credit Facility, together with any accrued interest, could then be declared immediately due and payable.
As of December 31, 2022, the Company had $83.1 million in cash and cash equivalents and no available capacity under its 2022 revolving credit facility. As measured based on the definitions in the Company’s 2022 Credit Agreement, liquidity was $72.9 million as of December 31, 2022.
The Company has negative operating cash flows, operating losses and net losses. For the year ended December 31, 2022, the Company had cash flow used in operating activities of $65.5 million, operating loss of $539.7 million and net loss of $493.0 million. In addition, as of December 31, 2022, the Company had an accumulated deficit of $1,339.5 million. These results are, in part, due to trends experienced by the Company including a tight labor market for available physical therapy and other healthcare providers in the workforce, visit volume softness, decreases in rate per visit and increases in interest costs. Based on current liquidity and projected cash use, the Company anticipates violation of its $30.0 million minimum liquidity covenant under its 2022 Credit Agreement within the next twelve months. As a result of the above factors, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months following the issuance date of the consolidated financial statements as of and for the period ended December 31, 2022.

Improving operating results and cash flow is dependent upon the Company’s ability to achieve its business plan to increase clinical staffing levels and clinician productivity, control costs and capital expenditures, increase patient visit volumes and referrals and stabilize rate per visit. However, there can be no assurance that it will be successful in any of these respects.
If the Company does not complete the Transaction as contemplated by the TSA or otherwise access additional financing, the Company will need to consider other alternatives, including pursuing separate amendments to or waivers of the minimum liquidity covenant, the requirement to deliver audited financial statements without certain going concern qualifications, and other requirements under the 2022 Credit Agreement, as well as raising funds from other sources, obtaining alternate financing, disposal of assets, or pursuing other strategic alternatives to improve its liquidity position and business results. There can be no assurance that the Company will be successful in completing the Transaction or accessing such alternative options or financing when needed. Failure to do so could have a material adverse impact on our business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
In addition, the report of the Independent Registered Public Accounting Firm accompanying the consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Absent an amendment or waiver, the 2022 Credit Agreement provides that the receipt of a report of the Independent Registered Public Accounting Firm containing an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern could be an event of default, subject to certain exceptions. Pursuant to the TSA, the First Lien Lenders have agreed that, prior to the Outside Closing Date, they will forbear in the exercise of any rights, remedies, powers, privileges and defenses under the 2022 Credit Agreement arising on account of a default, alleged default or event of default (if any) resulting from the going concern explanatory paragraph in the report of the Independent Registered Public Accounting Firm accompanying the consolidated financial statements for the year ended December 31, 2022. However, if the transactions contemplated by the TSA are not consummated on its terms or at all, the First Lien Lenders could claim that a default or event of default has occurred under the 2022 Credit Agreement. If such claim is not waived by the First Lien Lenders and the Company is unsuccessful in disputing any such claims (including with respect to the applicability of one of the enumerated exceptions to the 2022 Credit Agreement requirement), the Company could be considered to have an event of default after the expiration of the applicable cure periods. In such event, all amounts outstanding under the 2022 Credit Facility, together with any accrued interest, could then be declared immediately due and payable and could be reclassified to current in the Company's consolidated financial statements for the period. A default on our obligations and an acceleration of our indebtedness by our lenders would have a material adverse impact on our business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
On March 15, 2023, the Company entered into a Transaction Support Agreement (the “TSA”) with certain of its first lien lenders under the 2022 Credit Agreement (the "First Lien Lenders"), the administrative agent under the 2022 Credit Agreement, holders of its Series A Senior Preferred Stock (the "Preferred Equityholders") and holders of the majority of its common stock (together with the First Lien Lenders and the Preferred Equityholders, the “Parties”), setting forth the principal terms of a comprehensive transaction to enhance the Company's liquidity (the "Transaction"). Pursuant to the TSA, and subject to the terms and conditions thereof, the Parties have agreed to support, act in good faith and take all steps reasonably necessary and desirable to consummate the transactions referenced therein by June 15, 2023 (the “Outside Closing Date”).

The TSA contemplates, among other things, (i) a delayed draw new money financing, available under certain circumstances until the 18 month anniversary of the closing date of the transactions, in an aggregate principal amount equal to $25.0 million in the form of new second lien PIK exchangeable notes (“Second Lien PIK Exchangeable Notes”), (ii) exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Facility held by certain of the Preferred Equityholders for Second Lien PIK Exchangeable Notes, (iii) a reduction of the thresholds applicable to the minimum liquidity financial covenant under the 2022 Credit Agreement for certain periods, (iv) a waiver of the requirement to comply with the Secured Net Leverage Ratio financial covenant under the 2022 Credit Agreement for the fiscal quarters ending June 30, 2024, September 30, 2024 and December 31, 2024 and a modification of the levels and certain component definitions applicable thereto in the fiscal quarters ending after December 31, 2024, (v) waiver of the requirement for the Company to deliver audited financial statements without certain going concern qualifications for the years ended December 31, 2022, December 31, 2023, and December 31, 2024, (vi) an increase in the interest rate payable on the existing term loans and revolving loans until the achievement of a specified financial metric and (vii) board representation and observer rights, and other changes to the governance of the Company. The Second Lien PIK Exchangeable Notes would be exchangeable for shares of Class A common stock of the Company at a fixed price of $0.25, and the holders thereof would have the right to vote on corporate matters on an as-exchanged basis. The TSA contains certain representations, warranties and other agreements by the Company and Parties. In accordance with the TSA, the First Lien Lenders agreed that, prior to the Outside Closing Date, they will forbear in the exercise of any rights, remedies, powers, privileges and defenses under the 2022 Credit Agreement arising on account of an alleged default or event of default (if any) resulting from the going concern explanatory paragraph in the independent auditors' report accompanying the consolidated financial statements for the year ended December 31, 2022 (the "Credit Agreement Forbearance"). The Parties' obligations under the TSA are, and the closing of the Transaction is, subject to various customary terms and conditions set forth therein, including the execution and delivery of definitive documentation and approval by the Company's stockholders.
There is no assurance that the transactions contemplated by the TSA will be consummated on the terms as described above, on a timely basis or at all.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within twelve months after the date that these consolidated financial statements are issued.
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

The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company may elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The Company elected to pay a portion of its interest in-kind during the third and fourth quarters of 2022. As of December 31, 2022, borrowings on the Senior Secured Term Loan bear interest at 1-month SOFR, subject to a 1.0% floor, plus 7.25% plus the 0.5% paid-in-kind interest premium. As of December 31, 2022, the interest rate on the Senior Secured Term Loan was 12.1% and the effective interest rate was 13.1%. As of December 31, 2022, the outstanding principal amount under the Senior Secured Term Loan was $503.5 million.
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. In December 2022, the Company drew $48.2 million in Revolving Loans. As of December 31, 2022, $48.2 million in Revolving Loans were outstanding and bearing interest at rate of 8.3%.
The 2022 Credit Facility is guaranteed by certain of the Company’s subsidiaries and is secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions.
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. The financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2024. Additionally, beginning in the second quarter of 2024, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 7.00:1.00. The net leverage ratio covenant decreases in the third quarter of 2024 to 6.75:1.00 and further decreases in the first quarter of 2025 to 6.25:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of December 31, 2022, the Company has met its minimum liquidity financial covenant.
The 2022 Credit Facility contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including requirements related to the delivery of independent audit reports without certain going concern qualifications, limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. Failure to comply with the 2022 Credit Facility covenants and restrictions could result in an event of default under the 2022 Credit Facility, subject to customary cure periods. In such an event, all amounts outstanding under the 2022 Credit Facility, together with any accrued interest, could then be declared immediately due and payable.
Under the 2022 Credit Facility, the Company may be required to make certain mandatory prepayments upon the occurrence of certain events, including: an event of default, a Prepayment Asset Sale or receipt of Net Insurance Proceeds (as defined in the 2022 Credit Agreement) in excess of $15.0 million, or excess cash flows exceeding certain thresholds (as defined in the 2022 Credit Agreement).

Preferred Stock Financing
In connection with the 2022 Debt Refinancing, the Company issued 165,000 shares of non-convertible preferred stock (the "Series A Senior Preferred Stock") plus 5.2 million warrants to purchase shares of the Company's common stock at an exercise price of $3.00 per share (the "Series I Warrants") and warrants to purchase 6.3 million shares of the Company's common stock at an exercise price equal to $0.01 per share (the "Series II Warrants"). The shares of the Series A Senior Preferred Stock have a par value of $0.0001 per share and an initial stated value of $1,000 per share, for an aggregate initial stated value of $165.0 million. The Series I and Series II Warrants are exercisable for 5 years from the Refinancing Date.
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
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid in-kind dividends related to the Series A Preferred Stock were $17.9 million for the year ended December 31, 2022. As of December 31, 2022, the accumulated paid in-kind dividends related to the Series A Preferred Stock were $17.9 million and the aggregate stated value was $182.9 million.
The Company has the right to redeem the Series A Senior Preferred Stock, in whole or in part, at any time (subject to certain limitations on partial redemptions). The Redemption Price for each share of Series A Senior Preferred Stock is equal to the stated value subject to certain price adjustments depending on when such optional redemption takes place, if at all.

The Series A Senior Preferred Stock is perpetual and is not mandatorily redeemable at the option of the holders, except upon the occurrence of a Mandatory Redemption Event. Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price. Based on the Company’s assessment of the conditions which would trigger the redemption of the Series A Senior Preferred Stock, the Company has determined that the Series A Senior Preferred Stock is neither currently redeemable nor probable of becoming redeemable. Because the Series A Senior Preferred Stock is classified as mezzanine equity and is not considered redeemable or probable of becoming redeemable, the paid in-kind dividends that are added to the stated value do not impact the carrying value of the Series A Senior Preferred Stock in the Company’s consolidated balance sheets. Should the Series A Senior Preferred Stock become probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount accordingly at the end of each reporting period. As of December 31, 2022, the redemption value of the Series A Senior Preferred Stock was $182.9 million, which is the stated value.
If an Event of Noncompliance occurs, then the holders of a majority of the then outstanding shares of Series A Senior Preferred Stock (the “Majority Holders”) have the right to demand that the Company engage in a sale/refinancing process to consummate a Forced Transaction. A Forced Transaction includes a refinancing of the Series A Senior Preferred Stock or a sale of the Company. Upon consummation of any Forced Transaction, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price.
Holders of shares of Series A Senior Preferred Stock have no voting rights with respect to the Series A Senior Preferred Stock except as set forth in the Certificate of Designation, other documents entered into in connection with the Purchase Agreement and the transactions contemplated thereby, or as otherwise required by law. For so long as any Series A Senior Preferred Stock is outstanding, the Company is prohibited from taking certain actions without the prior consent of the Majority Holders as set forth in the Certificate of Designation which include: issuing equity securities ranking senior to or pari passu with the Series A Senior Preferred Stock, incurring indebtedness or liens, engaging in affiliate transactions, making restricted payments, consummating certain investments or asset dispositions, consummating a change of control transaction unless the Series A Senior Preferred Stock is redeemed in full, altering the Company’s organizational documents, and making material changes to the nature of the Company’s business.
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

Consolidated Cash Flows
The following table presents selected data from our consolidated statements of cash flows:

	Year Ended
($ in thousands)	December 31, 2022	December 31, 2021

Net cash used in operating activities	$(65,508)	$(42,100)
Net cash used in investing activities	(28,048)	(39,889)
Net cash provided by (used in) financing activities	128,079	(11,523)
Net increase (decrease) in cash and cash equivalents	34,523	(93,512)
Cash and cash equivalents at beginning of period	48,616	142,128
Cash and cash equivalents at end of period	$83,139	$48,616
Year ended December 31, 2022 compared to year ended December 31, 2021
Net cash used in operating activities for the year ended December 31, 2022 was $65.5 million compared to $42.1 million for the year ended December 31, 2021, an increase in cash used of $23.4 million. The change was primarily the result of approximately $27.7 million higher net losses as adjusted for non-cash items such as goodwill, intangible and other asset impairment charges and changes in fair value of warrant liability and contingent common shares liability during the year ended December 31, 2022, partially offset by a $3.6 million payment of transaction-related amount due to former owners not recurring in 2022.
Net cash used in investing activities for the year ended December 31, 2022 was $28.0 million compared to $39.9 million for the year ended December 31, 2021, a decrease of approximately $11.8 million. The decrease was primarily driven by cash outflows related to purchases of acqui-novo clinics during the year ended December 31, 2021 not recurring in 2022 and lower capital expenditures during the year ended December 31, 2022 due to fewer clinic openings.
Net cash provided by financing activities for the year ended December 31, 2022 was $128.1 million compared to $11.5 million of cash used in financing activities for the year ended December 31, 2021, an increase in cash provided of $139.6 million. The change was primarily driven by net cash inflows related to the 2022 Debt Refinancing (refer to Note 8 - Borrowings for further details) and drawing Revolving Loans under the 2022 Credit Agreement during the year ended December 31, 2022.
Commitments and Contingencies
The Company may be subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. During the year ended December 31, 2022, the Company recorded an accrual related to the outcomes of certain legal matters described in Note 18 - Commitments and Contingencies. As of December 31, 2022, the liability has been fully settled. Refer to Note 18 to our consolidated financial statements included elsewhere in this Annual Report for further information.
We enter into contractual obligations and commitments from time to time in the normal course of business, primarily related to our debt financing and operating leases. Refer to Notes 8 and 17 to our consolidated financial statements included elsewhere in this Annual Report for further information. Additionally, the Company has contractual commitments related to cloud computing and telecommunication service agreements. Refer to Note 18 to our consolidated financial statements included elsewhere in this Annual Report for further information.

Off-Balance Sheet Arrangements
As of December 31, 2022 and December 31, 2021, the Company did not have any off-balance sheet arrangements.
Critical Accounting Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the Company’s consolidated financial statements requires its management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. The Company’s management bases its estimates, assumptions and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Different assumptions and judgments would change the estimates used in the preparation of the Company’s consolidated financial statements which, in turn, could change the results from those reported. In addition, actual results may differ from these estimates and such differences could be material to the Company’s financial position and results of operations.
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
In its evaluation of the revenue transaction price, management assesses historical collection experience in relation to contracted rates, or for non-contracted payors, established rates. The practice of applying historical collection experience to determine the revenue transaction price for current transactions involves significant judgment and estimation. Management subsequently monitors the appropriateness of its estimates for claims on a date of service basis as cash collections on previous periods mature. Actual cash collections upon maturity may differ from the transaction price estimated upon initial recognition, and such differences could be material. If initial revenue recognition estimates increased or decreased by 100 basis points relative to an annual period, the impact to collections of the annual net patient revenue would be approximately $5.8 million. Management believes subsequent changes in estimate as a result of maturity of claims with dates of service in 2019, 2020 and 2021 have not been material to the consolidated statements of operations.

The following table disaggregates net patient revenue for each associated payor class for the periods indicated below:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Commercial	57.6%	56.3%	53.1%
Government	24.2%	23.7%	22.2%
Workers’ Compensation	12.4%	14.3%	17.6%
Other (1)	5.8%	5.7%	7.1%
	100.0%	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury which by its nature may have longer-term collection characteristics relative to other payor classes.
The following table disaggregates accounts receivable, net associated with net patient revenue for each associated payor class as of:

	December 31, 2022	December 31, 2021
Commercial	43.9%	40.3%
Government	13.7%	9.1%
Workers’ Compensation	15.5%	18.1%
Other (1)	26.9%	32.5%
	100.0%	100.0%
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
Goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment. If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. Fair value is determined using valuation techniques based on estimates, judgments and assumptions the Company believes are appropriate in the circumstances. The Company completed the interim and annual impairment analyses of goodwill as of March 31, 2022, June 30, 2022, September 30, 2022, October 1, 2022 and December 31, 2022 using an average of a discounted cash flow analysis and comparable public company analysis. Goodwill impairment charges were recorded during the first, second, third and fourth quarters of 2022. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples.
The Company completed the interim and annual impairment analysis of the indefinite lived intangible asset as of March 31, 2022, June 30, 2022, September 30, 2022, October 1, 2022 and December 31, 2022 using the relief from royalty method. Indefinite lived intangibles asset impairment charges were recorded during the first, second, third and fourth quarters of 2022. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate.
The Company has one reporting unit for purposes of the Company’s goodwill impairment tests.
During the year ended December 31, 2022, the Company identified interim triggering events as a result of factors including potential changes in discount rates and decreases in share price. The Company determined that the combination of these factors constituted interim triggering events that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets. Accordingly, the Company performed interim quantitative impairment testing as of March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 and determined that the fair value amounts were below the respective carrying amounts. As a result, the Company recorded non-cash impairment charges of $318.9 million related to goodwill and $164.4 million related to the trade name indefinite-lived intangible asset during the year ended December 31, 2022. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the consolidated financial statements for further details.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and the indefinite-lived intangible asset requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected revenue growth rates, EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, including discount rates, relevant market multiples, company share price and other market factors, then our reporting unit or the indefinite-lived intangible asset might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of goodwill and the Company’s trade name indefinite-lived intangible asset were impaired as of December 31, 2022 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates. Additionally, goodwill and indefinite-lived intangible assets associated with acquisitions that may occur in the future are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to impairment risk if business operating results or market conditions deteriorate.
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

	Discount rate		Terminal growth rate(1)		EBITDA margin		Royalty rate
	50 basis points		100 basis points		100 basis points		50 basis points
	Increase	Decrease	Increase	Decrease	Increase	Decrease	Increase	Decrease
Goodwill	$(40,000)	$45,000	$45,000	$(35,000)	$40,000	$(40,000)
Trade name	$(10,000)	$15,000	$15,000	$(10,000)			$35,000	$(35,000)
(1) An increase of 100 basis points to our assumed non-terminal revenue growth rates would result in approximately $50 million of an estimated increase to the fair value of our goodwill reporting unit, whereas a 100 basis point decrease would result in approximately $40 million of an estimated decrease to the fair value of our goodwill reporting unit.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies in the accompanying consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2022, the Company is exposed to interest rate variability with regard to its existing variable-rate debt instrument, which exposure primarily relates to movements in various interest rates, such as SOFR. The Company utilizes interest rate cap derivative instruments for purposes of hedging exposures related to such variable-rate cash payments. Based on our current hedging instruments as of December 31, 2022, a hypothetical increase of interest rates by 100 basis points would increase our annual cash interest expense by approximately $2.9 million and a hypothetical decrease of interest rates by 100 basis points would decrease our annual cash interest expense by approximately $3.0 million. As of December 31, 2022, the fair value of the Company’s derivative instruments consisted of assets of $5.0 million and liabilities of $0.1 million. As of December 31, 2021, the fair value of the Company’s derivative instrument consisted of a $0.3 million non-current asset and $0.3 million current liability.

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard was subsequently amended by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, and by ASU 2020-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This standard is optional and may be applied by entities after March 12, 2020, but no later than December 31, 2024. As of December 31, 2022, the Company has a derivative instrument for which the interest rate is indexed to the LIBOR. During the period ended March 31, 2022, the Company modified the reference rate index on its hedged items, which are future variable-rate cash payments, from LIBOR to SOFR. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivative, which is LIBOR. The guidance allows for different expedient elections to be made at different points in time. As of December 31, 2022, the Company continues to apply the hedge accounting expedients and does not anticipate that this guidance will have a material impact on its consolidated financial statements, however, the Company will continue to assess the potential impact on its future hedging relationships and expedient elections, as applicable.

Item 8. Financial Statements and Supplementary Data
ATI Physical Therapy, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ATI Physical Therapy, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ATI Physical Therapy, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to insufficient complement of tax personnel and ineffective controls over the income tax provision.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Substantial Doubt About the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative operating cash flows, operating losses and net losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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
Valuation of patient service revenue and related accounts receivable - contractual allowances
As described in Notes 2 and 4 to the consolidated financial statements, net patient revenue is recognized at an amount equal to the consideration the Company expects to receive from third-party payors, patients and others for services rendered when the performance obligations under the terms of the contract are satisfied. For the year ended December 31, 2022, net patient service revenue was $575.9 million and related accounts receivable was $80.7 million as of December 31, 2022. There is an implied contract between the Company and the patient upon each patient visit resulting in the Company’s patient service performance obligation. To determine the transaction price associated with the implied contract, management includes the estimated effects of any variable consideration, such as contractual allowances and implicit price concessions. When the Company has contracts with negotiated prices for services provided, management considers the contractual rates when recording revenue and adjusts for any variable consideration to the transaction price to arrive at revenue. For non-contracted payors, management determines the transaction price by applying established rates to the services provided and adjusting for contractual allowances provided to third-party payors and implicit price concessions. Management estimates the contractual allowances and implicit price concessions using a portfolio approach based on historical collections for claims with similar characteristics, such as location of service and type of third-party payor, in relation to established rates, because the Company does not have a contract with the underlying payor. Any subsequent changes in estimate on the realization of the receivable is recorded as a revenue adjustment. Management continually reviews the revenue transaction price estimation process to consider updates to laws and regulations and changes in third-party payor contractual terms that result from contract renegotiations and renewals.
The principal considerations for our determination that performing procedures relating to the valuation of patient service revenue and related accounts receivable for contractual allowances is a critical audit matter are (i) the significant judgment by management in estimating the value of patient service revenue and related accounts receivable for contractual allowances, and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the contractual allowances.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of patient accounts receivable, including controls over the contractual allowance model, completeness and accuracy of historical collection data and review of adjustments made by management to contractual allowances. These procedures also included, among others, testing management’s process for developing the estimate for contractual allowances, including (i) evaluating the appropriateness of the analysis used by management, (ii) testing the completeness and accuracy of underlying historical collection data used in the analysis, (iii) testing, on a sample basis, the accuracy of revenue transactions and cash collections from the historical billing and collection data used in management’s analysis, (iv) performing a retrospective comparison of actual cash collected subsequent to the prior year-end to evaluate the reasonableness of the prior year estimate, and (v) evaluating the reasonableness of adjustments made by management to contractual allowances.

Goodwill and trade name indefinite-lived intangible asset impairment assessments
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill and trade name indefinite-lived intangible asset balances were $286.5 million and $245.0 million, respectively, as of December 31, 2022. Goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment, or whenever events or circumstances indicate that impairment may exist. If the impairment test indicates that the carrying value of goodwill of the reporting unit or an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. Management completed the interim and annual impairment analyses of goodwill as of March 31, 2022, June 30, 2022, September 30, 2022, October 1, 2022 and December 31, 2022 by estimating the fair value of the Company’s single reporting unit using an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value of the reporting unit include projected revenue growth rates, EBITDA margins, the terminal growth rate, the discount rate, and relevant market multiples. Management completed the interim and annual impairment analyses of the trade name indefinite-lived intangible asset as of March 31, 2022, June 30, 2022, September 30, 2022, October 1, 2022 and December 31, 2022 by estimating the fair value of the trade name indefinite-lived intangible asset using the relief from royalty method. The key assumptions associated with determining the estimated fair value of the trade name indefinite-lived intangible asset include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate. During the year ended December 31, 2022, the Company recorded $318.9 million and $164.4 million of total impairment charges related to goodwill and the trade name indefinite-lived intangible asset, respectively.
The principal considerations for our determination that performing procedures relating to the goodwill and trade name indefinite-lived intangible asset impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting unit and trade name indefinite-lived intangible asset, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples, related to goodwill and projected revenue growth rates, the royalty rate, the terminal growth rate, and the discount rate related to the trade name indefinite-lived intangible asset, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible asset impairment assessments, including controls over the valuation of the Company’s single reporting unit and the trade name indefinite-lived intangible asset. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates, (ii) evaluating the appropriateness of management’s fair value analyses, (iii) testing the completeness and accuracy of the underlying data used in the analyses, and (iv) evaluating significant assumptions used by management related to the projected revenue growth rates, EBITDA margins, the terminal growth rate, the discount rate, and relevant market multiples related to goodwill and projected revenue growth rates, the royalty rate, the terminal growth rate and the discount rate related to the trade name indefinite-lived intangible asset. Evaluating management’s assumptions related to projected revenue growth rates and EBITDA margins involved evaluating whether the assumptions were reasonable considering past performance of the Company, the consistency with external data from other sources, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow analysis, comparable public company analysis and relief from royalty method, and (ii) the reasonableness of the assumptions related to the discount rates, the terminal growth rate, the royalty rate, and relevant market multiples.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 16, 2023
We have served as the Company's auditor since 2021.

ATI Physical Therapy, Inc.
Consolidated Balance Sheets
($ in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$83,139	$48,616
Accounts receivable (net of allowance for doubtful accounts of $47,620 and $53,533 at December 31, 2022 and December 31, 2021, respectively)	80,673	82,455
Prepaid expenses	13,526	9,303
Other current assets	10,040	3,204
Assets held for sale	6,755	—
Total current assets	194,133	143,578

Property and equipment, net	123,690	139,730
Operating lease right-of-use assets	226,092	256,646
Goodwill, net	286,458	608,811
Trade name and other intangible assets, net	246,582	411,696
Other non-current assets	2,030	2,233
Total assets	$1,078,985	$1,562,694

Liabilities, Mezzanine Equity and Stockholders' Equity:
Current liabilities:
Accounts payable	$12,559	$15,146
Accrued expenses and other liabilities	53,672	64,584
Current portion of operating lease liabilities	47,676	49,433
Current portion of long-term debt	—	8,167
Liabilities held for sale	2,614	—
Total current liabilities	116,521	137,330

Long-term debt, net	531,600	543,799
Warrant liability	98	4,341
Contingent common shares liability	2,835	45,360
Deferred income tax liabilities	18,886	67,459
Operating lease liabilities	218,424	250,597
Other non-current liabilities	1,834	2,301
Total liabilities	890,198	1,051,187
Commitments and contingencies (Note 18)
Mezzanine equity:
Series A Senior Preferred Stock, $0.0001 par value; 1.0 million shares authorized; $1,108.34 stated value per share and 0.2 million shares issued and outstanding at December 31, 2022; none issued and outstanding at December 31, 2021	140,340	—
Stockholders' equity:
Class A common stock, $0.0001 par value; 470.0 million shares authorized; 207.5 million shares issued, 198.4 million shares outstanding at December 31, 2022; 207.4 million shares issued, 197.4 million shares outstanding at December 31, 2021	20	20
Treasury stock, at cost, 0.08 million shares and 0.03 million shares at December 31, 2022 and December 31, 2021, respectively	(146)	(95)
Additional paid-in capital	1,378,696	1,351,597
Accumulated other comprehensive income	4,899	28
Accumulated deficit	(1,339,511)	(847,132)
Total ATI Physical Therapy, Inc. equity	43,958	504,418
Non-controlling interests	4,489	7,089
Total stockholders' equity	48,447	511,507
Total liabilities, mezzanine equity and stockholders' equity	$1,078,985	$1,562,694
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Net patient revenue	$575,940	$561,080	$529,585
Other revenue	59,731	66,791	62,668
Net revenue	635,671	627,871	592,253

Cost of services:
Salaries and related costs	357,982	336,496	306,471
Rent, clinic supplies, contract labor and other	202,568	180,932	166,144
Provision for doubtful accounts	13,869	16,369	16,231
Total cost of services	574,419	533,797	488,846
Selling, general and administrative expenses	114,724	111,809	104,320
Goodwill, intangible and other asset impairment charges	486,262	962,303	—
Operating loss	(539,734)	(980,038)	(913)
Change in fair value of warrant liability	(4,243)	(22,595)	—
Change in fair value of contingent common shares liability	(42,525)	(175,140)	—
Loss on settlement of redeemable preferred stock	—	14,037	—
Interest expense, net	45,278	46,320	69,291
Interest expense on redeemable preferred stock	—	10,087	19,031
Other expense (income), net	3,333	241	(91,002)
(Loss) income before taxes	(541,577)	(852,988)	1,767
Income tax (benefit) expense	(48,530)	(70,960)	2,065
Net loss	(493,047)	(782,028)	(298)
Net (loss) income attributable to non-controlling interests	(668)	(3,700)	5,073
Net loss attributable to ATI Physical Therapy, Inc.	$(492,379)	$(778,328)	$(5,371)

Loss per share of Class A common stock:
Basic	$(2.51)	$(4.69)	$(0.04)
Diluted	$(2.51)	$(4.69)	$(0.04)
Weighted average shares outstanding:
Basic and diluted	203,150	165,805	128,286
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Comprehensive Loss
($ in thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Net loss	$(493,047)	$(782,028)	$(298)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate cap	4,871	1,935	(582)
Comprehensive loss	$(488,176)	$(780,093)	$(880)
Net (loss) income attributable to non-controlling interests	(668)	(3,700)	5,073
Comprehensive loss attributable to ATI Physical Therapy, Inc.	$(487,508)	$(776,393)	$(5,953)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Changes in Stockholders' Equity
($ in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	938,557	$9	—	$—	$952,796	$(1,325)	$(63,028)	$16,467	$904,919
Retrospective application of reverse recapitalization	127,346,957	4	—	—	(4)	—	—	—	—
Adjusted balance at January 1, 2020	128,285,514	$13	—	$—	$952,792	$(1,325)	$(63,028)	$16,467	$904,919
Non-cash share-based compensation	—	—	—	—	1,936	—	—	—	1,936
Cumulative impact of ASC 842 adoption	—	—	—	—	—	—	(405)	—	(405)
Other comprehensive loss	—	—	—	—	—	(582)	—	—	(582)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(4,453)	(4,453)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	5,073	5,073
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(5,371)	—	(5,371)
Balance at December 31, 2020	128,285,514	$13	—	$—	$954,728	$(1,907)	$(68,804)	$17,087	$901,117
Net proceeds received from FAII in Business Combination	25,512,254	3	—	—	210,102	—	—	—	210,105
Shares issued through PIPE investment	30,000,000	3	—	—	299,997	—	—	—	300,000
Shares issued to Wilco Holdco Series A Preferred stockholders	12,845,282	1	—	—	128,452	—	—	—	128,453
Warrant liability recognized upon the closing of the Business Combination	—	—	—	—	(26,936)	—	—	—	(26,936)
Contingent common shares liability recognized upon the closing of the Business Combination	—	—	—	—	(220,500)	—	—	—	(220,500)
Vesting of restricted shares distributed to holders of ICUs	691,232	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock awards	105,473	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock awards	(29,791)	—	29,791	(95)	—	—	—	—	(95)
Non-cash share-based compensation	—	—	—	—	5,754	—	—	—	5,754
Other comprehensive income	—	—	—	—	—	1,935	—	—	1,935
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(6,298)	(6,298)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(3,700)	(3,700)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(778,328)	—	(778,328)
Balance at December 31, 2021	197,409,964	$20	29,791	$(95)	$1,351,597	$28	$(847,132)	$7,089	$511,507
Issuance of 2022 Warrants	—	—	—	—	19,725	—	—	—	19,725
Vesting of restricted shares distributed to holders of ICUs	360,371	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	634,256	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(47,235)	—	47,235	(51)	—	—	—	—	(51)
Non-cash share-based compensation	—	—	—	—	7,374	—	—	—	7,374
Other comprehensive income	—	—	—	—	—	4,871	—	—	4,871
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(1,932)	(1,932)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(668)	(668)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(492,379)	—	(492,379)
Balance at December 31, 2022	198,357,356	$20	77,026	$(146)	$1,378,696	$4,899	$(1,339,511)	$4,489	$48,447
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating activities:
Net loss	$(493,047)	$(782,028)	$(298)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill, intangible and other asset impairment charges	486,262	962,303	—
Depreciation and amortization	40,590	37,995	39,700
Provision for doubtful accounts	13,869	16,369	16,231
Deferred income tax provision	(48,573)	(71,088)	1,814
Amortization of right-of-use assets	48,253	45,536	44,526
Non-cash share-based compensation	7,374	5,754	1,936
Amortization of debt issuance costs and original issue discount	2,873	3,252	4,109
Non-cash interest expense	3,481	—	6,335
Non-cash interest expense on redeemable preferred stock	—	10,087	19,031
Loss on extinguishment of debt	2,809	5,534	—
Loss on settlement of redeemable preferred stock	—	14,037	—
Loss (gain) on disposal and impairment of assets	9	(5,189)	469
Loss on lease terminations	—	—	3,863
Change in fair value of warrant liability	(4,243)	(22,595)	—
Change in fair value of contingent common shares liability	(42,525)	(175,140)	—
Changes in:
Accounts receivable, net	(12,573)	(10,201)	(3,307)
Prepaid expenses and other current assets	(5,024)	(6,688)	4,841
Other non-current assets	39	(284)	413
Accounts payable	(48)	1,831	798
Accrued expenses and other liabilities	854	(5,288)	9,174
Operating lease liabilities	(53,628)	(50,942)	(42,819)
Other non-current liabilities	28	861	5,056
Medicare Accelerated and Advance Payment Program Funds	(12,288)	(12,605)	26,732
Transaction-related amount due to former owners	—	(3,611)	—
Net cash (used in) provided by operating activities	(65,508)	(42,100)	138,604

Investing activities:
Purchases of property and equipment	(28,147)	(40,293)	(21,887)
Purchases of intangible assets	—	(1,675)	(250)
Proceeds from sale of property and equipment	157	223	328
Proceeds from sale of clinics	77	248	—
Proceeds from sale of Home Health service line	—	6,131	—
Business acquisitions, net of cash acquired	—	(4,523)	—
Payment of holdback liabilities related to acquisitions	(135)	—	—
Net cash used in investing activities	(28,048)	(39,889)	(21,809)

Financing activities:
Proceeds from long-term debt	500,000	—	—
Deferred financing costs	(12,952)	—	(350)
Original issue discount	(10,000)	—	—
Principal payments on long-term debt	(555,048)	(456,202)	(8,167)
Proceeds from issuance of Series A Senior Preferred Stock	144,667	—	—
Proceeds from issuance of 2022 Warrants	20,333	—	—
Proceeds from revolving line of credit	48,200	—	68,750
Payments on revolving line of credit	—	—	(68,750)
Cash inflow from Business Combination	—	229,338	—
Payments to Series A Preferred stockholders	—	(59,000)	—
Proceeds from shares issued through PIPE investment	—	300,000	—
Equity issuance costs and original issue discount	(4,935)	(19,233)	—
Payment of contingent consideration liabilities	(203)	—	—
Taxes paid on behalf of employees for shares withheld	(51)	(128)	—
Distribution to non-controlling interest holders	(1,932)	(6,298)	(4,453)
Net cash provided by (used in) financing activities	128,079	(11,523)	(12,970)

Changes in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	34,523	(93,512)	103,825
Cash and cash equivalents at beginning of period	48,616	142,128	38,303
Cash and cash equivalents at end of period	$83,139	$48,616	$142,128

Supplemental noncash disclosures:
Derivative changes in fair value	$(4,871)	$(1,935)	$582
Purchases of property and equipment in accounts payable	$1,660	$4,177	$3,010
Warrant liability recognized upon the closing of the Business Combination	$—	$(26,936)	$—
Contingent common shares liability recognized upon the closing of the Business Combination	$—	$(220,500)	$—
Shares issued to Wilco Holdco Series A Preferred stockholders	$—	$128,453	$—

Other supplemental disclosures:
Cash paid for interest	$41,617	$41,937	$58,421
Cash received from hedging activities	$3,497	$—	$—
Cash paid for (received from) taxes	$84	$81	$(1,098)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

Note 1. Overview of the Company
ATI Physical Therapy, Inc., together with its subsidiaries (herein referred to as “we,” “the Company,” “ATI Physical Therapy” and “ATI”), is a nationally recognized healthcare company, specializing in outpatient rehabilitation and adjacent healthcare services. The Company provides outpatient physical therapy services under the name ATI Physical Therapy and, as of December 31, 2022, had 923 clinics (as well as 20 clinics under management service agreements) located in 25 states. The Company offers a variety of services within its clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services. The Company’s direct and indirect wholly-owned subsidiaries include, but are not limited to, Wilco Holdco, Inc., ATI Holdings Acquisition, Inc. and ATI Holdings, LLC.
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
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles ("GAAP"). Under this method of accounting, FAII is treated as the acquired company and Wilco Holdco is treated as the acquirer for financial statement reporting and accounting purposes. As a result, the historical operations of Wilco Holdco are deemed to be those of the Company. Therefore, the financial statements included in this report reflect (i) the historical operating results of Wilco Holdco prior to the Business Combination; (ii) the combined results of FAII and Wilco Holdco following the Business Combination on June 16, 2021; (iii) the assets and liabilities of Wilco Holdco at their historical cost; and (iv) the Company’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the Business Combination is reflected retroactively to the earliest period presented and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination consistent with the treatment of the transaction as a reverse recapitalization of Wilco Holdco, Inc. Refer to Note 3 - Business Combinations and Divestitures for additional information.
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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the following:
•In 2020, the Company received approximately $91.5 million of general distribution payments under the Provider Relief Fund. These payments have been recognized in other expense (income), net in the consolidated statements of operations throughout 2020 in a manner commensurate with the reporting and eligibility requirements issued by the U.S. Department of Health & Human Services ("HHS"). Based on the terms and conditions of the program, including reporting guidance issued by HHS in 2021, the Company believes that it has met the applicable terms and conditions. This includes, but is not limited to, the fact that the Company’s COVID-19 related expenses and lost revenues for the year ended December 31, 2020 exceeded the amount of funds received. To the extent that reporting requirements and terms and conditions are subsequently modified, it may affect the Company’s ability to comply and ability to retain the funds.
•The Company applied for and obtained approval to receive $26.7 million of Medicare Accelerated and Advance Payment Program ("MAAPP") funds during the quarter ended June 30, 2020. During the years ended December 31, 2022 and 2021, the Company applied $12.3 million and $12.6 million in MAAPP funds against the outstanding liability, respectively. During the year ended December 31, 2021, the Company transferred $1.8 million in MAAPP funds as part of the divestiture of its Home Health Service line. During the quarter ended September 30, 2022, the Company met the required performance obligations and performed the remaining services related to the MAAPP funds. Therefore, the remaining funds were applied and repaid during the quarter ended September 30, 2022. As of December 31, 2022 and December 31, 2021, zero and $12.3 million of the funds are recorded in accrued expenses and other liabilities, respectively.
•The Company elected to defer depositing the employer portion of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free. The Company repaid the remaining deferred payments during the fourth quarter of 2022. Related to these payments, as of December 31, 2022 and December 31, 2021, zero and $5.9 million is included in accrued expenses and other liabilities, respectively.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company were prepared in accordance with U.S. GAAP and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company's indirect wholly-owned subsidiaries include, but are not limited to, ATI Holdings Acquisition, Inc. and ATI Holdings, LLC.
Liquidity and going concern
In accordance with Accounting Standards Codification ("ASC") Topic 205-40, Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that these consolidated financial statements are issued. This evaluation includes considerations related to the covenants contained in the Company’s 2022 Credit Agreement as well as the Company’s liquidity position overall.

As detailed in Note 8 - Borrowings, the Company’s 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. The financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2024. Additionally, beginning in the second quarter of 2024, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 7.00:1.00. The net leverage ratio covenant decreases in the third quarter of 2024 to 6.75:1.00 and further decreases in the first quarter of 2025 to 6.25:1.00, which level remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. Failure to comply with these covenants and restrictions would result in an event of default, subject to customary cure periods.
In addition, the 2022 Credit Facility contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including requirements related to the delivery of independent audit reports without certain going concern qualifications, limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. Failure to comply with the 2022 Credit Facility covenants and restrictions, including the provision related to certain going concern qualifications for any fiscal year, including the year ended December 31, 2022, could result in an event of default under the 2022 Credit Facility, subject to customary cure periods. In such an event, all amounts outstanding under the 2022 Credit Facility, together with any accrued interest, could then be declared immediately due and payable.
As of December 31, 2022, the Company had $83.1 million in cash and cash equivalents and no available capacity under its 2022 revolving credit facility. As measured based on the definitions in the Company’s 2022 Credit Agreement, liquidity was $72.9 million as of December 31, 2022.
The Company has negative operating cash flows, operating losses and net losses. For the year ended December 31, 2022, the Company had cash flow used in operating activities of $65.5 million, operating loss of $539.7 million and net loss of $493.0 million. In addition, as of December 31, 2022, the Company had an accumulated deficit of $1,339.5 million. These results are, in part, due to trends experienced by the Company including a tight labor market for available physical therapy and other healthcare providers in the workforce, visit volume softness, decreases in rate per visit and increases in interest costs. Based on current liquidity and projected cash use, the Company anticipates violation of its $30.0 million minimum liquidity covenant under its 2022 Credit Agreement within the next twelve months. As a result of the above factors, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months following the issuance date of the consolidated financial statements as of and for the period ended December 31, 2022.
Improving operating results and cash flow is dependent upon the Company’s ability to achieve its business plan to increase clinical staffing levels and clinician productivity, control costs and capital expenditures, increase patient visit volumes and referrals and stabilize rate per visit. However, there can be no assurance that it will be successful in any of these respects.
If the Company does not complete the Transaction as contemplated by the TSA or otherwise access additional financing, the Company will need to consider other alternatives, including pursuing separate amendments to or waivers of the minimum liquidity covenant, the requirement to deliver audited financial statements without certain going concern qualifications, and other requirements under the 2022 Credit Agreement, as well as raising funds from other sources, obtaining alternate financing, disposal of assets, or pursuing other strategic alternatives to improve its liquidity position and business results. There can be no assurance that the Company will be successful in completing the Transaction or accessing such alternative options or financing when needed. Failure to do so could have a material adverse impact on our business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.

In addition, the report of the Independent Registered Public Accounting Firm accompanying the consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Absent an amendment or waiver, the 2022 Credit Agreement provides that the receipt of a report of the Independent Registered Public Accounting Firm containing an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern could be an event of default, subject to certain exceptions. Pursuant to the TSA, the First Lien Lenders have agreed that, prior to the Outside Closing Date, they will forbear in the exercise of any rights, remedies, powers, privileges and defenses under the 2022 Credit Agreement arising on account of a default, alleged default or event of default (if any) resulting from the going concern explanatory paragraph in the report of the Independent Registered Public Accounting Firm accompanying the consolidated financial statements for the year ended December 31, 2022. However, if the transactions contemplated by the TSA are not consummated on its terms or at all, the First Lien Lenders could claim that a default or event of default has occurred under the 2022 Credit Agreement. If such claim is not waived by the First Lien Lenders and the Company is unsuccessful in disputing any such claims (including with respect to the applicability of one of the enumerated exceptions to the 2022 Credit Agreement requirement), the Company could be considered to have an event of default after the expiration of the applicable cure periods. In such event, all amounts outstanding under the 2022 Credit Facility, together with any accrued interest, could then be declared immediately due and payable and could be reclassified to current in the Company's consolidated financial statements for the period. A default on our obligations and an acceleration of our indebtedness by our lenders would have a material adverse impact on our business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
On March 15, 2023, the Company entered into a Transaction Support Agreement (the “TSA”) with certain of its first lien lenders under the 2022 Credit Agreement (the "First Lien Lenders"), the administrative agent under the 2022 Credit Agreement, holders of its Series A Senior Preferred Stock (the "Preferred Equityholders") and holders of the majority of its common stock (together with the First Lien Lenders and the Preferred Equityholders, the “Parties”), setting forth the principal terms of a comprehensive transaction to enhance the Company's liquidity (the "Transaction"). Pursuant to the TSA, and subject to the terms and conditions thereof, the Parties have agreed to support, act in good faith and take all steps reasonably necessary and desirable to consummate the transactions referenced therein by June 15, 2023 (the “Outside Closing Date”).

The TSA contemplates, among other things, (i) a delayed draw new money financing, available under certain circumstances until the 18 month anniversary of the closing date of the transactions, in an aggregate principal amount equal to $25.0 million in the form of new second lien PIK exchangeable notes (“Second Lien PIK Exchangeable Notes”), (ii) exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Facility held by certain of the Preferred Equityholders for Second Lien PIK Exchangeable Notes, (iii) a reduction of the thresholds applicable to the minimum liquidity financial covenant under the 2022 Credit Agreement for certain periods, (iv) a waiver of the requirement to comply with the Secured Net Leverage Ratio financial covenant under the 2022 Credit Agreement for the fiscal quarters ending June 30, 2024, September 30, 2024 and December 31, 2024 and a modification of the levels and certain component definitions applicable thereto in the fiscal quarters ending after December 31, 2024, (v) waiver of the requirement for the Company to deliver audited financial statements without certain going concern qualifications for the years ended December 31, 2022, December 31, 2023, and December 31, 2024, (vi) an increase in the interest rate payable on the existing term loans and revolving loans until the achievement of a specified financial metric and (vii) board representation and observer rights, and other changes to the governance of the Company. The Second Lien PIK Exchangeable Notes would be exchangeable for shares of Class A common stock of the Company at a fixed price of $0.25, and the holders thereof would have the right to vote on corporate matters on an as-exchanged basis. The TSA contains certain representations, warranties and other agreements by the Company and Parties. In accordance with the TSA, the First Lien Lenders agreed that, prior to the Outside Closing Date, they will forbear in the exercise of any rights, remedies, powers, privileges and defenses under the 2022 Credit Agreement arising on account of an alleged default or event of default (if any) resulting from the going concern explanatory paragraph in the independent auditors' report accompanying the consolidated financial statements for the year ended December 31, 2022 (the "Credit Agreement Forbearance"). The Parties' obligations under the TSA are, and the closing of the Transaction is, subject to various customary terms and conditions set forth therein, including the execution and delivery of definitive documentation and approval by the Company's stockholders.
There is no assurance that the transactions contemplated by the TSA will be consummated on the terms as described above, on a timely basis or at all.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within twelve months after the date that these consolidated financial statements are issued.
Principles of consolidation
The consolidated financial statements include the financial statements of the Company, its subsidiaries, entities for which the Company has a controlling financial interest, and variable interest entities ("VIEs") for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation, and net earnings are reduced by the portion of net earnings attributable to non-controlling interests.
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
As of December 31, 2022 and 2021, total assets of RSFH were $10.1 million and $13.3 million, respectively, and total liabilities were $5.0 million and $6.5 million, respectively. In general, the assets are available primarily for the settlement of obligations of RSFH.
Use of estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The effect of any change in estimates will be recognized in the current period of the change.
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
Cash, cash equivalents and restricted cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less when issued. Restricted cash that was included within cash and cash equivalents as presented within our consolidated balance sheets as of December 31, 2022 and our consolidated statements of cash flows for the year ended December 31, 2022 was $0.8 million.
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
Other revenue
Revenue from the ATI Worksite Solutions business is derived from on-site services provided to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenue is determined based on the number of hours and respective rate for services provided.
Revenues from Management Service Agreements (“MSA”) are derived from contractual arrangements whereby the Company manages a non-controlled clinic or clinics for third-party owners. The Company does not have any ownership interest in these clinics. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized when services are performed. Costs, primarily salaries for the Company’s employees, are recorded when incurred.
Other revenue includes physical or occupational therapy services and athletic training provided on-site, such as at schools and industrial worksites. Contract terms and rates are agreed to in advance between the Company and the third-parties. Services are typically performed over the contract period, and revenue is recorded in accordance with the contract terms. If the services are paid in advance, revenue is deferred and recognized as the services are performed.
Property and equipment
Property and equipment acquired is recorded at cost less accumulated depreciation, except during an acquisition of a business, in which case the assets are initially recorded at fair value. Depreciation is calculated using the straight-line method and is provided in amounts sufficient to attribute the cost of depreciable assets to operations over the estimated useful lives. The approximate useful life of each class of property and equipment is as follows:

Equipment	3 - 5 years
Furniture & fixtures	5 - 7 years
Automobiles	3 - 5 years
Software	3 - 5 years
Buildings	40 years
Leasehold improvements	Lesser of lease term or estimated useful lives of the assets (generally 5 - 15 years)
Major repairs that extend the useful life of an asset are capitalized to the property and equipment account. Routine maintenance and repairs are charged to rent, clinic supplies, contract labor and other expenses and selling, general and administrative expenses. Gains or losses associated with property and equipment retired or sold are included in earnings.
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

Impairment of long-lived assets
The Company reviews the recoverability of long-lived assets whenever events or circumstances occur indicating that the carrying value of the asset may not be recoverable. If the undiscounted cash flows related to the long-lived asset or asset group are not sufficient to recover the remaining carrying value of such asset or asset group, an impairment charge is recognized for the excess carrying amount over the fair value of the asset or asset group. The Company noted triggering events during 2022 which resulted in the recording of impairment losses, which were not material. The Company did not note any triggering events during 2021 or 2020 that resulted in the recording of an impairment loss.
Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill and indefinite-lived intangible assets under Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate that impairment may exist. The Company noted triggering events during 2021 and 2022 which resulted in the recording of impairment losses. The Company did not note any triggering events during 2020 that resulted in the recording of an impairment loss. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets for further details. Due to the current economic uncertainty resulting from the COVID-19 pandemic, rising interest rates, inflation and other macroeconomic factors, the Company will continue to review the carrying amounts of goodwill and indefinite-lived assets for potential triggering events.
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
The approximate useful life of each class of intangible asset is as follows:

ATI Physical Therapy trade name/trademark	Indefinite
Non-compete agreements	2 - 5 years
Other intangible assets	15 years
Goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment. If the impairment test indicates that the carrying value of the reporting unit exceeds its fair value, then a goodwill impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. Fair value is determined using valuation techniques based on estimates, judgments and assumptions the Company believes are appropriate in the circumstances. The Company completed the interim and annual impairment analyses of goodwill as of March 31, 2022, June 30, 2022, September 30, 2022, October 1, 2022 and December 31, 2022 by estimating its fair value using an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples. The Company completed the interim and annual impairment analyses of the indefinite-lived intangible asset as of March 31, 2022, June 30, 2022, September 30, 2022, October 1, 2022 and December 31, 2022 by estimating its fair value using the relief from royalty method. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate.

Deferred financing costs
Original debt issuance discounts and costs incurred related to debt financing are recorded as a reduction to debt and amortized ratably over the term of the related debt agreement, using the effective interest method. Deferred financing costs related to revolving credit facilities are recognized as assets and amortized ratably over the term of the related agreement using the effective interest method. Deferred financing costs are amortized to interest expense, net in the Company’s consolidated statements of operations. The Company recognized amortization of deferred debt issuance costs of $1.7 million, $2.3 million and $3.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recognized amortization of original debt issuance discounts of $1.2 million, $1.0 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company has preferred stock that is classified as mezzanine equity in the Company's consolidated balance sheets. Refer to Note 11 - Mezzanine and Stockholders' Equity for more information about the Company’s outstanding Series A Senior Preferred Stock.
The Company had preferred stock that was classified as debt (redeemable preferred stock) in the Company’s consolidated balance sheets, prior to its redemption as part of the Business Combination. Refer to Note 12 - Wilco Holdco Redeemable Preferred Stock for more information about the Company’s previously outstanding preferred stock.
Treasury stock
Treasury stock amounts are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to paid-in capital in excess of par value using the average-cost method.
Warrant liability
The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the IPO Warrants do not meet the criteria for equity treatment thereunder. As such, each IPO Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in change in fair value of warrant liability in the Company’s consolidated statements of operations.
Contingent common shares liability
The Company accounts for its potential Earnout Shares and Vesting Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s consolidated statements of operations.
Non-controlling interests in consolidated affiliates
The consolidated financial statements include all assets, liabilities, revenues and expenses of less-than-100%-owned affiliates where the Company has a controlling financial investment. The Company has separately reflected net (loss) income attributable to the non-controlling interests in net (loss) income in the consolidated statements of operations.

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
ASC 740 provides guidance on how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. A tax position that meets the more-likely-than-not recognition threshold is measured and recognized in the consolidated financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Tax positions deemed to not meet a more-likely-than-not threshold may not be recognized in the financial statements. The Company reviews these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and if any tax uncertainties were identified, the Company would recognize them accordingly. The liability relating to uncertain tax positions is classified as current in the consolidated balance sheets to the extent the company anticipates making a payment within one year. Interest and penalties associated with income taxes are classified in the income tax (benefit) expense line in the consolidated statements of operations.
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
Advertising costs
Advertising costs are expensed as incurred or when services are rendered. Advertising costs included in cost of services were $3.4 million, $3.2 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Advertising costs included in selling, general and administrative expenses were $4.7 million, $5.1 million and $4.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Loss per share
The Company applies the guidance in ASC Topic 260, Earnings Per Share, in its computation of loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Refer to Note 19 - Loss per Share for more information.
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
Operating lease balances are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and operating lease liabilities in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, adjusted for prepaid or accrued lease payments and lease incentives. The Company’s lease terms include the impact of options to extend or terminate the lease when it is reasonably certain that the options will be exercised or not exercised, as appropriate. When discount rates implicit in leases cannot be readily determined, the Company uses the applicable incremental borrowing rate at lease commencement to perform lease classification tests on lease components and to measure lease liabilities and ROU assets. The Company's incremental borrowing rate is the rate of interest that it would have to pay to borrow on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The ROU asset is subject to testing for impairment if there is an indicator for impairment, as is the case for owned assets. The Company noted triggering events during 2021 and 2022 which resulted in the recording of impairment losses, which were not material. The Company did not note any triggering events during 2020 that resulted in the recording of an impairment loss. The amortization of operating lease ROU assets and the accretion of operating lease liabilities are reported together as fixed lease expense. The fixed lease expense is recognized on a straight-line basis over the life of the lease. If the ROU asset has been impaired, lease expense is no longer recognized on a straight-line basis. The lease liability continues to amortize using the effective interest method, while the ROU asset is subsequently amortized on a straight-line basis.
Some of the Company’s operating leases include variable lease payments, which include periodic adjustments of the Company's payments for the use of the asset based on changes in factors such as consumer price indices, fair market value, tax rates imposed by taxing authorities or lessor cost of insurance. To the extent they are not included in operating lease liabilities and operating lease ROU assets, these variable lease payments are recognized as incurred. Additionally, the Company makes payments for property taxes, insurance, common area maintenance or other services and accounts for these costs as variable lease payments.
Recently adopted accounting guidance
In February 2016, the Financial Accounting Standards Board (“FASB”) established ASC Topic 842, Leases, by issuing Accounting Standards Update ("ASU") No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; ASU No. 2019-01, Codification Improvements; and ASU No. 2019-10, Leases (Topic 842). ASC 842 establishes a right-of-use model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.
ASC 842 was effective for the Company on January 1, 2021, with early adoption permitted. The Company elected to early adopt this standard on January 1, 2020 using the alternative transition method provided by ASC 842. Under the alternative transition method, the effects of initially applying the new guidance were recognized as a cumulative-effect adjustment to retained earnings at the date of initial application, which is January 1, 2020.
As part of transitioning to ASC 842, the Company elected to apply the package of transition practical expedients, which allowed the Company to not reassess under ASC 842 prior conclusions about lease identification, lease classification and initial direct costs. As a result of adopting ASC 842 and election of the transition practical expedients, the Company recognized ROU assets and lease liabilities for those leases classified as operating leases under ASC 840 that continued to be classified as operating leases under ASC 842 at the date of initial application. Leases classified as capital under ASC 840 are classified as finance under ASC 842. As of the date of transition to ASC 842, the Company did not have any capital leases under ASC 840.
The Company elected the practical expedient within ASC 842 to not separate lease and non-lease components within lease transactions for all classes of assets. Additionally, the Company elected the short-term lease exception for all classes of assets.

In applying the alternative modified retrospective transition method, the Company measured lease liabilities at the present value of the sum of remaining minimum lease payments. The Company’s operating lease liabilities were measured using the Company’s incremental borrowing rates as of January 1, 2020 (the date of initial application). Additionally, the Company’s operating lease ROU assets were measured as the initial measurement of applicable lease liabilities adjusted for any unamortized initial direct costs, prepaid/accrued rent, unamortized lease incentives and any liabilities on account of exit or disposal cost obligations.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard was subsequently amended by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, and by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This standard is optional and may be applied by entities after March 12, 2020, but no later than December 31, 2024. As of December 31, 2022, the Company has a derivative instrument for which the interest rate is indexed to the London InterBank Offered Rate (“LIBOR”). During the period ended March 31, 2022, the Company modified the reference rate index on its hedged items, which are future variable-rate cash payments, from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivative, which is LIBOR. The guidance allows for different expedient elections to be made at different points in time. As of December 31, 2022, the Company continues to apply the hedge accounting expedients and does not anticipate that this guidance will have a material impact on its consolidated financial statements, however, the Company will continue to assess the potential impact on its future hedging relationships and expedient elections, as applicable.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers, which provides guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. This ASU is effective for the Company on January 1, 2023, with early adoption permitted, and shall be applied on a prospective basis to business combinations that occur on or after the adoption date. The Company adopted this new accounting standard effective January 1, 2023. The Company does not expect the adoption of this ASU to have a material impact on the Company's consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which provides guidance to increase the transparency of government assistance transactions with business entities that are accounted for by applying a grant or contribution accounting model. This ASU is effective for the Company's annual financial statements to be issued for the year ended December 31, 2022, with early adoption permitted. The Company adopted this new accounting standard in this Annual Report on Form 10-K for the year ended December 31, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Note 3. Business Combinations and Divestitures
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
(4) Excludes 15.0 million Earnout Shares, 6.9 million Public Warrants and 3.0 million Private Placement Warrants to purchase Class A common stock. Refer to Note 13 - IPO Warrant Liability and Note 14 - Contingent Common Shares Liability for further details.
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
Wilco Holdco Series A Preferred Stock
Immediately following the Business Combination, all holders of the previously outstanding shares of Wilco Holdco Series A Preferred Stock received a proportionate share of $59.0 million and 12.8 million shares of ATI Physical Therapy, Inc. Class A common stock based on the terms of the Merger Agreement. Refer to Note 12 - Wilco Holdco Redeemable Preferred Stock for further details.

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
Refer to Note 13 - IPO Warrant Liability and Note 15 - Fair Value Measurements for further details.
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

During 2021, the Company expensed $5.5 million in transaction costs related to the Business Combination, which were classified as selling, general and administrative expenses in the consolidated statements of operations. In addition, $19.2 million of Wilco Holdco, Inc. transaction costs related to the Business Combination were offset against additional paid-in capital in the consolidated statements of changes in stockholders’ equity as these costs were determined to be directly attributable to the recapitalization.
Home Health divestiture
On October 1, 2021, the Company divested its Home Health service line for a sale price of $7.3 million, and the Company recognized a gain of $5.8 million in other expense (income), net in its consolidated statements of operations. The major classes of assets and liabilities associated with the Home Health service line consisted predominantly of accounts receivable, accrued expenses and other liabilities which were not material.
2021 acquisitions
During 2021, the Company completed 3 acquisitions consisting of 7 total clinics. The Company paid approximately $4.5 million in cash and $1.4 million in future payment consideration, subject to certain time or performance conditions set out in the purchase agreements, to complete the acquisitions. The acquisitions qualified for purchase accounting treatment under ASC Topic 805, Business Combinations, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the respective acquisition dates. Of the total amount of consideration, $5.5 million was allocated to goodwill based on management's valuations, which were preliminary and subject to completion of the Company's valuation analysis through the 12 month measurement period. Management finalized its valuation analysis as of March 31, 2022, and valuation adjustments to the assets acquired and liabilities assumed were not material. Goodwill represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized, such as assembled workforce, synergies, and location. The entire amount of goodwill recorded from these purchases will be deductible for income tax purposes. Acquisition-related costs to complete the transactions, net revenue and net income recognized in 2021 related to the acquisitions were not material, individually and in the aggregate. Unaudited proforma consolidated financial information for the acquisitions have not been included as the results are not material, individually and in the aggregate.
2022 clinics held for sale
During the fourth quarter of 2022, the Company classified the assets and liabilities of certain clinics as held for sale as a result of the Company's decision to sell the clinics. The divestiture transactions are anticipated to be completed within twelve months. The clinics did not meet the criteria to be classified as discontinued operations.

Major classes of assets and liabilities classified as held for sale as of December 31, 2022 were as follows (in thousands):

December 31, 2022
Accounts receivable, net	$486
Prepaid expenses	23
Property and equipment, net	1,113
Operating lease right-of-use assets	1,929
Goodwill, net	3,192
Other non-current assets	12
Total assets held for sale	$6,755

Accounts payable	$22
Accrued expenses and other liabilities	201
Current portion of operating lease liabilities	685
Operating lease liabilities	1,706
Total liabilities held for sale	$2,614
Note 4. Revenue from Contracts with Customers
The following table disaggregates net revenue by major service line for the periods indicated below (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net patient revenue	$575,940	$561,080	$529,585
ATI Worksite Solutions (1)	35,515	34,583	30,864
Management Service Agreements (1)	12,857	15,246	15,837
Other revenue (1)	11,359	16,962	15,967
	$635,671	$627,871	$592,253
(1)ATI Worksite Solutions, Management Service Agreements and Other revenue are included within other revenue on the face of the consolidated statements of operations.
The following table disaggregates net patient revenue for each associated payor class as a percentage of total net patient revenue for the periods indicated below:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Commercial	57.6%	56.3%	53.1%
Government	24.2%	23.7%	22.2%
Workers’ compensation	12.4%	14.3%	17.6%
Other (1)	5.8%	5.7%	7.1%
	100.0%	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury.

Note 5. Goodwill, Trade Name and Other Intangible Assets
Our indefinite-lived intangible asset consists of the ATI trade name. We test the indefinite-lived intangible asset for impairment on an annual basis as of October 1. The Company concluded that no indefinite-lived intangible asset impairment existed at the time of annual impairment tests performed for the years ended December 31, 2022, 2021 and 2020. For the annual impairment tests performed in 2022 and 2021, no impairments existed as of October 1 since impairments were recorded on September 30. The Company noted separate interim triggering events during 2022 and 2021 which resulted in the recording of impairment losses.

The Company has one reporting unit for purposes of the Company’s goodwill impairment test, which is completed as of October 1. The Company concluded that no goodwill impairment existed at the time of the annual impairment test performed for the years ended December 31, 2022, 2021 and 2020. For the annual impairment tests performed in 2022 and 2021, no impairments existed as of October 1 since impairments were recorded on September 30. The Company noted separate interim triggering events during 2022 and 2021 which resulted in the recording of impairment losses.
As the carrying amounts of the Company's goodwill and trade name indefinite-lived intangible asset were impaired during 2022 and 2021, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates. If the estimated cash flows decrease or market factors change, impairment charges may need to be recorded in the future. Factors that could result in the cash flows being lower than the current estimates include decreased revenue caused by unforeseen changes in the healthcare market or the Company's business, or the inability to achieve the estimated operating margins in the forecasts due to unforeseen factors. Additionally, changes in the broader economic environments could cause changes to the estimated discount rates and comparable company valuation indicators which may impact the estimated fair values.
Changes in the carrying amount of goodwill consisted of the following (in thousands):

Total Goodwill
Goodwill at December 31, 2021 (1)	$608,811
Impairment charges	(318,925)
Acquisitions (2)	(236)
Held for sale reclassifications (3)	(3,192)
Goodwill at December 31, 2022	$286,458
(1) Net of accumulated impairment losses of $726.8 million.
(2) Represents final valuation adjustments related to 2021 acquisitions. Refer to Note 3 - Business Combinations and Divestitures for additional information.
(3) Goodwill reclassified to assets held for sale is related to clinics held for sale as of December 31, 2022. Refer to Note 3 - Business Combinations and Divestitures for additional information.

The table below summarizes the Company’s carrying amount of trade name and other intangible assets at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Gross intangible assets:
ATI trade name (1)	$245,000	$409,360
Non-compete agreements	2,395	2,405
Other intangible assets	640	640
Accumulated amortization:
Accumulated amortization – non-compete agreements	(1,126)	(425)
Accumulated amortization – other intangible assets	(327)	(284)
Total trade name and other intangible assets, net	$246,582	$411,696
(1) Not subject to amortization. The Company recorded $164.4 million of impairment charges related to the trade name indefinite-lived intangible asset during the year ended December 31, 2022.
Amortization expense for the years ended December 31, 2022, 2021 and 2020 was immaterial. The Company estimates that amortization expense related to intangible assets is expected to be immaterial over the next five fiscal years and thereafter.
Interim impairment testing during 2021
During the quarters ended June 30, 2021 and September 30, 2021, the Company identified interim triggering events. In late July 2021, the Company revised its earnings forecast to reflect (i) the impact of clinician attrition on both volume and operating cost expectations and (ii) payor, state and service mix shift impacts on net patient revenue per visit expectations. These factors accelerated in the second quarter and continued into the third quarter. In October 2021, the Company further revised its forecast to reflect lower than expected patient visit volume. The Company determined that the combination of these factors constituted interim triggering events that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets.
As it was determined that it was more likely than not that the fair value of our trade name indefinite-lived intangible asset was below its carrying value, the Company performed an interim quantitative impairment test as of the June 30, 2021 and September 30, 2021 balance sheet dates. The Company utilized the relief from royalty method to estimate the fair value of the trade name indefinite-lived intangible asset. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate. As a result of the analyses, during the year ended December 31, 2021, the Company recognized $234.3 million in non-cash interim impairments in the line item goodwill, intangible and other asset impairment charges in its consolidated statements of operations, which represented the difference between the estimated fair value of the Company’s trade name indefinite-lived intangible asset and its carrying value.
The Company evaluated its asset groups, including operating lease right-of-use assets that were evaluated based on clinic-level cash flows and clinic-specific market factors, noting no material impairment.

As it was determined that it was more likely than not that the fair value of our single reporting unit was below its carrying value, the Company performed an interim quantitative impairment test as of the June 30, 2021 and September 30, 2021 balance sheet dates. In order to determine the fair value of our single reporting unit, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, the terminal growth rate, the discount rate and relevant market multiples. As a result of the analyses, during the year ended December 31, 2021, the Company recognized $726.8 million in non-cash interim impairments in the line item goodwill, intangible and other asset impairment charges in its consolidated statements of operations, which represented the difference between the estimated fair value of the Company’s single reporting unit and its carrying value.
Interim impairment testing during 2022
During the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, the Company identified interim triggering events as a result of factors including potential changes in discount rates and decreases in share price. The Company determined that the combination of these factors constituted interim triggering events that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets.
As it was determined that it was more likely than not that the fair value of our trade name indefinite-lived intangible asset was below its carrying value, the Company performed an interim quantitative impairment test as of the March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 balance sheet dates. The Company utilized the relief from royalty method to estimate the fair value of the trade name indefinite-lived intangible asset. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate. As a result of the analyses, during the year ended December 31, 2022, the Company recognized $164.4 million in non-cash interim impairments in the line item goodwill, intangible and other asset impairment charges in its consolidated statements of operations, which represents the difference between the estimated fair value of the Company’s trade name indefinite-lived intangible asset and its carrying value.
The Company evaluated its asset groups, including its operating lease right-of-use assets and leasehold improvement assets that were evaluated based on location-specific cash flows and market factors, noting no material impairment.
As it was determined that it was more likely than not that the fair value of our single reporting unit was below its carrying value, the Company performed an interim quantitative impairment test. In order to determine the fair value of our single reporting unit, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples. As a result of the analyses, the Company recognized a $318.9 million non-cash interim impairment in the line item goodwill, intangible and other asset impairment charges in its consolidated statements of operations, which represented the difference between the estimated fair value of the Company’s single reporting unit and its carrying value.
The impairment in the fourth quarter included an out of period adjustment to reduce goodwill impairment charges of $8.8 million, of which $1.8 million relates to the year ended December 31, 2021. We evaluated the impact of this error on our previously issued financial statements, assessing both quantitatively and qualitatively, and concluded the error was not material to any of our prior period or the current period financial statements.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and the indefinite-lived intangible asset requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected revenue growth rates, EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, including discount rates, relevant market multiples, company share price and other market factors, then our reporting unit or the indefinite-lived intangible asset might become impaired in the future, negatively impacting our operating results and financial position. As the carrying amounts of goodwill and the Company’s trade name indefinite-lived intangible asset have been impaired as of December 31, 2022 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates.
Note 6. Property and Equipment
Property and equipment consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Equipment	$38,102	$36,278
Furniture and fixtures	17,215	17,141
Leasehold improvements	191,182	183,542
Automobiles	19	19
Computer equipment and software	102,651	95,362
Construction-in-progress	3,727	3,793
	352,896	336,135
Accumulated depreciation and amortization	(229,206)	(196,405)
Property and equipment, net (1)	$123,690	$139,730
(1) Excludes $1.1 million reclassified as held for sale as of December 31, 2022. Refer to Note 3 - Business Combinations and Divestitures for additional information.
Property and equipment includes internally developed computer software costs in the amount of $64.3 million and $58.7 million as of December 31, 2022 and 2021, respectively. The related amortization expense was $8.2 million, $6.8 million, and $9.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Depreciation and amortization expense is recorded within rent, clinic supplies, contract labor and other and selling, general and administrative expenses within the consolidated statements of operations, depending on the use of the underlying fixed assets. The depreciation and amortization expense recorded in cost of services relates to revenue-generating assets, which primarily includes clinic leasehold improvements and therapy equipment. The depreciation and amortization expense included in selling, general and administrative expenses is related to infrastructure items, such as corporate leasehold improvements, computer equipment and software.

The following table presents the amount of depreciation and amortization expense related to property and equipment recorded in rent, clinic supplies, contract labor and other and selling, general and administrative expenses in the Company’s consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Rent, clinic supplies, contract labor and other	$27,429	$26,664	$25,409
Selling, general and administrative expenses	12,417	10,873	14,101
Total depreciation expense	$39,846	$37,537	$39,510
Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Salaries and related costs	$28,949	$27,257
Credit balances due to patients and payors	6,117	4,240
Accrued professional fees	5,551	5,998
Accrued contract labor	4,483	2,057
Accrued occupancy costs	2,410	1,895
CARES Act funds (1)	—	18,179
Other payables and accrued expenses	6,162	4,958
Total	$53,672	$64,584
(1) Includes current portion of MAAPP funds received and deferred employer Social Security tax payments.

Note 8. Borrowings
Long-term debt consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Senior Secured Term Loan (1, 2) (due February 24, 2028)	$503,481	$—
Revolving Loans (3) (due February 24, 2027)	48,200	—
2016 first lien term loan (4)	—	555,048
Less: unamortized debt issuance costs	(11,137)	(1,935)
Less: unamortized original issue discount	(8,944)	(1,147)
Total debt, net	531,600	551,966
Less: current portion of long-term debt	—	(8,167)
Long-term debt, net	$531,600	$543,799
(1) Interest rate of 12.1% at December 31, 2022, with interest payable in designated installments at a variable interest rate. The effective interest rate for the Senior Secured Term Loan was 13.1% at December 31, 2022.
(2) During the third and fourth quarters of 2022, the Company elected to pay a portion of its interest in-kind on its Senior Secured Term Loan by capitalizing and adding such interest to the principal amount of the debt. As of December 31, 2022, the Company recognized paid in-kind interest in the amount of $3.5 million.
(3) Interest rate of 8.3% at December 31, 2022, with interest payable in designated installments at a variable interest rate.
(4) Loan balance was repaid in its entirety on February 24, 2022. The effective interest rate for the 2016 first lien term loan was 4.9% at December 31, 2021.
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
On February 24, 2022, the Company paid $555.0 million to settle its existing term loan (the "2016 first lien term loan"). The Company accounted for the transaction as a debt extinguishment and recognized $2.8 million in loss on debt extinguishment related to the derecognition of the remaining unamortized deferred financing costs and unamortized original issue discount in conjunction with the debt repayment. The loss on debt extinguishment associated with the repayment of the 2016 first lien term loan has been reflected in other expense (income), net in the consolidated statements of operations.

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
In connection with the 2022 Debt Refinancing, the Company also entered into a preferred stock purchase agreement, consisting of senior preferred stock with detachable warrants to purchase common stock for an aggregate stated value of $165.0 million (collectively, the “Preferred Stock Financing”). See Note 11 - Mezzanine and Stockholders' Equity for further information regarding the Preferred Stock Financing.
The Company capitalized debt issuance costs totaling $12.5 million related to the 2022 Credit Facility as well as an original issue discount of $10.0 million, which are amortized over the terms of the respective financing arrangements.
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company may elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The Company elected to pay a portion of its interest in-kind during the third and fourth quarters of 2022. As of December 31, 2022, borrowings on the Senior Secured Term Loan bear interest at 1-month SOFR, subject to a 1.0% floor, plus 7.25% plus the 0.5% paid-in-kind interest premium.
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. In December 2022, the Company drew $48.2 million in Revolving Loans. As of December 31, 2022, $48.2 million in Revolving Loans were outstanding and bearing interest at 1-month SOFR plus a credit spread of 4.1%.
The Company capitalized issuance costs of $0.5 million related to the Revolving Loans. Unamortized issuance costs of $0.2 million related to the revolving loans under the 2016 credit agreement were added to the balance of unamortized issuance costs to be amortized over the term of the Revolving Loans pursuant to debt extinguishment accounting guidance. Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans and the revolving loans under the 2016 credit agreement, respectively, were $0.6 million as of December 31, 2022, and $0.3 million as of December 31, 2021.
The 2022 Credit Facility is guaranteed by certain of the Company’s subsidiaries and is secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions.

The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. The financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2024. Additionally, beginning in the second quarter of 2024, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 7.00:1.00. The net leverage ratio covenant decreases in the third quarter of 2024 to 6.75:1.00 and further decreases in the first quarter of 2025 to 6.25:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of December 31, 2022, the Company has met its minimum liquidity financial covenant.
The 2022 Credit Facility contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including requirements related to the delivery of independent audit reports without certain going concern qualifications, limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. Failure to comply with the 2022 Credit Facility covenants and restrictions could result in an event of default under the 2022 Credit Facility, subject to customary cure periods. In such an event, all amounts outstanding under the 2022 Credit Facility, together with any accrued interest, could then be declared immediately due and payable.
Under the 2022 Credit Facility, the Company may be required to make certain mandatory prepayments upon the occurrence of certain events, including: an event of default, a Prepayment Asset Sale or receipt of Net Insurance Proceeds in excess of $15.0 million, or excess cash flows exceeding certain thresholds. A Prepayment Asset Sale includes dispositions at fair market value, and Net Insurance Proceeds is generally defined as insurance proceeds received on a covered loss or as a result of assets taken under the power of eminent domain, net of costs related to the matter.
The Company had letters of credit totaling $1.8 million and $1.2 million under the letter of credit sub-facility on the revolving credit facilities as of December 31, 2022 and December 31, 2021, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.
Aggregate maturities of long-term debt at December 31, 2022 are as follows (in thousands):

2023	$—
2024	—
2025	—
2026	—
2027	48,200
Thereafter	503,481
Total future maturities	551,681
Unamortized original issue discount and debt issuance costs	(20,081)
Total debt, net	$531,600
Note 9. Employee Benefit Plans
The Company maintains a defined contribution 401(k) retirement plan for its full-time employees. The plan allows all participants to make elective pretax contributions of up to 100% of their compensation, up to a maximum amount as limited by law. The Company makes matching contributions to the plan on behalf of the employee in the amount of 50% of the first 6% of the contributing participant’s elective deferral contribution. Matching contributions to the plan were $4.9 million, $4.6 million and $4.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table presents the Company’s matching contributions to the plan recorded in cost of services and selling, general and administrative expenses in the consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Salaries and related costs	$4,374	$4,102	$4,206
Selling, general and administrative expenses	559	532	520
Total	$4,933	$4,634	$4,726
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
Pursuant to the 2016 Plan, total share-based compensation expense related to service-based awards recognized in the years ended December 31, 2022, 2021 and 2020 was $0.8 million, $2.7 million and $1.9 million, respectively.
For the year ended December 31, 2022, 0.1 million shares distributed to holders of service-based ICUs vested, and forfeitures related to shares distributed to holders of service-based ICUs were immaterial. There were no service-based awards granted under the 2016 Plan during the year ended December 31, 2022.

As of December 31, 2022, the remaining unvested restricted shares distributed to holders of service-based ICUs totaled 0.1 million Class A common shares, with unrecognized compensation expense of $0.6 million to be recognized over a weighted-average period of 1.4 years.
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
Based on the terms of the performance-based ICUs, the performance-based awards follow the treatment of an initial public offering ("IPO") as a result of the Business Combination and, therefore, converted to service-based vesting requirements. Prior to the Business Combination, no share-based compensation expense was recognized related to the performance-based awards, as a change-in-control or IPO cannot be assessed as probable prior to its occurrence. Following the closing of the Business Combination, the Company began recognizing share-based compensation expense associated with the performance-based awards. Recognition of such expense follows a straight-line expense allocation based on the original grant date and the shorter of (a) the eight-year period from the original grant date of the underlying ICUs, or (b) three years post-closing of the Business Combination. For the years ended December 31, 2022 and 2021, share-based compensation expense related to the performance-based awards was $0.3 million and $2.5 million, respectively.
For the year ended December 31, 2022, 0.2 million shares distributed to holders of performance-based ICUs vested, and 0.1 million shares distributed to holders of performance-based ICUs were forfeited. There were no performance-based awards granted under the 2016 Plan during the year ended December 31, 2022.
As of December 31, 2022, the remaining unvested restricted shares distributed to holders of performance-based ICUs totaled 0.1 million shares, with unrecognized compensation expense of $0.5 million to be recognized over a weighted-average period of 1.5 years.
ATI 2021 Equity Incentive Plan
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which it may grant equity interests of ATI Physical Therapy, Inc., in the form of stock options, stock appreciation rights, restricted stock awards and restricted stock units, to members of management, key employees and independent directors of the Company and its subsidiaries. The Compensation Committee is authorized to make grants and to make various other decisions under the 2021 Plan. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 21.3 million. As of December 31, 2022, approximately 10.9 million shares were available for future grant.
Stock options
The Company grants stock options to members of management, key employees and independent directors. Stock options typically vest in equal annual installments over a service period ranging from three to four years from the date of grant, depending on the terms of the agreement. All options have a maximum term of 10 years from the date of grant and may be exercised for one share of Class A common stock.

Pursuant to the 2021 Plan, total share-based compensation expense related to stock options recognized in the years ended December 31, 2022 and 2021 was approximately $1.3 million and $0.1 million, respectively. No share-based compensation expense was recognized in the year ended December 31, 2020 related to stock options.
The following table summarizes the activity of stock options for the year ended December 31, 2022 (aggregate intrinsic value in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	774,796	$3.41	9.9	$9
Granted	6,369,881	1.69	N/A	N/A
Exercised	—	—	N/A	—
Forfeited/Cancelled	(1,831,938)	1.98	N/A	N/A
Outstanding, December 31, 2022	5,312,739	$1.84	9.1	$—

Exercisable, December 31, 2022	202,337	$3.40	6.9	$—
Expected to vest, December 31, 2022	5,110,402	$1.78	9.2	$—
The fair values of each stock option granted was determined using the Black-Scholes option-pricing model. As the Company does not have sufficient historical share option exercise experience for such "plain-vanilla" awards, the expected option term was determined using the simplified method, which is the average of the option's vesting and contractual term. Volatility is measured using the historical volatility of certain comparable public companies, using daily log-returns of stock prices, as adjusted for the impact of financial leverage. The risk-free interest rate reflects the U.S. Treasury yield curve in effect at the time of the grant.
The following table summarizes the weighted-average grant-date fair value and assumptions used to develop the fair value estimates for the options granted in 2022 and 2021. No stock options were granted under the 2021 Plan during the year ended December 31, 2020:

	2022	2021
Weighted-average grant-date fair value of options	$0.98	$1.69
Risk-free interest rate	1.74%	1.45%
Term (years)	6.2	6.0
Volatility	61.19%	51.67%
Expected dividend	—%	—%
As of December 31, 2022, the unrecognized compensation expense related to stock options was $4.1 million, to be recognized over a weighted-average period of 2.9 years.
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

Pursuant to the 2021 Plan, total share-based compensation expense related to RSUs recognized in the years ended December 31, 2022 and 2021 was approximately $4.4 million and $0.1 million, respectively. No share-based compensation expense was recognized in the year ended December 31, 2020 related to RSUs.
The following table summarizes the activity of unvested RSUs and the respective weighted-average grant date fair value per RSU for the year ended December 31, 2022:

	2022
	RSUs	Weighted-Average Grant Date Fair Value
Outstanding and unvested, beginning of year	404,235	$3.41
Granted (1)	5,428,281	2.08
Vested	(489,461)	3.58
Forfeited	(1,143,246)	2.23
Outstanding and unvested, end of year	4,199,809	$1.99
(1) The vesting start date for certain RSUs granted in 2022 is the Closing Date
During the year ended December 31, 2021, the Company granted approximately 0.4 million RSUs with a weighted-average grant date fair value of $3.41. No RSUs were granted or outstanding for the year ended December 31, 2020. During the year ended December 31, 2022, the fair value of vested RSUs was $1.8 million and no RSUs vested in 2021.
As of December 31, 2022, the unrecognized compensation expense related to RSUs was $5.6 million, to be recognized over a weighted-average period of 1.9 years.
Restricted stock awards
The Company grants restricted stock awards (“RSAs”) to members of management and key employees. RSAs are time-based vesting awards and are subject to the continued service of the employee over the vesting period. RSAs typically vest in equal quarterly installments over a service period of three years from the grant date. The vesting start date for the RSAs granted in 2021 is the Closing Date. The fair value of restricted stock was based on the price of the Company’s common stock on the grant date.
Pursuant to the 2021 Plan, total share-based compensation expense related to RSAs recognized in the years ended December 31, 2022 and 2021 was approximately $0.5 million and $0.4 million, respectively. No share-based compensation expense was recognized in the year ended December 31, 2020 related to RSAs.
The following table summarizes the activity of unvested RSAs and respective weighted-average grant date fair value per RSA for the year ended December 31, 2022:

	2022
	RSAs	Weighted-Average Grant Date Fair Value
Outstanding and unvested, beginning of year	447,731	$3.42
Granted	—	—
Vested	(144,795)	3.42
Forfeited	(128,227)	3.42
Outstanding and unvested, end of year	174,709	$3.42

During the year ended December 31, 2021, the Company granted approximately 0.6 million RSAs with a weighted-average grant date fair value of $3.42. No RSAs were granted or outstanding for the year ended December 31, 2020. During the years ended December 31, 2022 and 2021, the fair value of vested RSAs was $0.5 million and $0.4 million, respectively.
As of December 31, 2022, the unrecognized compensation expense related to RSAs was $0.6 million, to be recognized over a weighted-average period of 1.5 years.
Note 11. Mezzanine and Stockholders' Equity
ATI Physical Therapy, Inc. Series A Senior Preferred Stock
In connection with the 2022 Debt Refinancing, the Company issued 165,000 shares of non-convertible preferred stock (the "Series A Senior Preferred Stock") plus 5.2 million warrants to purchase shares of the Company's common stock at an exercise price of $3.00 per share (the "Series I Warrants") and warrants to purchase 6.3 million shares of the Company's common stock at an exercise price equal to $0.01 per share (the "Series II Warrants"). The shares of the Series A Senior Preferred Stock have a par value of $0.0001 per share and an initial stated value of $1,000 per share, for an aggregate initial stated value of $165.0 million. The Company is authorized to issue 1.0 million shares of preferred stock per the Certificate of Designation. As of December 31, 2022, there was 0.2 million shares of Series A Senior Preferred Stock issued and outstanding.
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

The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid in-kind dividends related to the Series A Preferred Stock were $17.9 million for the year ended December 31, 2022. As of December 31, 2022, the accumulated paid in-kind dividends related to the Series A Preferred Stock were $17.9 million and the aggregate stated value was $182.9 million.
The following table presents the change in the aggregate stated value and stated value per share of the Series A Senior Preferred Stock since the Refinancing Date (in thousands, except per share data):

Series A Senior Preferred Stock
Aggregate stated value as of February 24, 2022	$165,000
Accumulated paid in-kind dividends as of December 31, 2022	17,876
Aggregate stated value as of December 31, 2022	$182,876

Preferred shares issued and outstanding as of December 31, 2022	165

Stated value per share as of December 31, 2022	$1,108.34
The Company has the right to redeem the Series A Senior Preferred Stock, in whole or in part, at any time (subject to certain limitations on partial redemptions). The Redemption Price for each share of Series A Senior Preferred Stock is equal to the stated value subject to certain price adjustments depending on when such optional redemption takes place, if at all.
The Series A Senior Preferred Stock is perpetual and is not mandatorily redeemable at the option of the holders, except upon the occurrence of a Mandatory Redemption Event. Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price. Because the Series A Senior Preferred Stock is mandatorily redeemable contingent on certain events outside the Company’s control, such as a change in control, the Series A Senior Preferred Stock is classified as mezzanine equity in the Company's consolidated balance sheets. Based on the Company’s assessment of the conditions which would trigger the redemption of the Series A Senior Preferred Stock, the Company has determined that the Series A Senior Preferred Stock is neither currently redeemable nor probable of becoming redeemable. Because the Series A Senior Preferred Stock is classified as mezzanine equity and is not considered redeemable or probable of becoming redeemable, the paid in-kind dividends that are added to the stated value do not impact the carrying value of the Series A Senior Preferred Stock in the Company’s consolidated balance sheets. Should the Series A Senior Preferred Stock become probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount accordingly at the end of each reporting period. As of December 31, 2022, the redemption value of the Series A Senior Preferred Stock was $182.9 million, which is the stated value.
If an Event of Noncompliance occurs, then the holders of a majority of the then outstanding shares of Series A Senior Preferred Stock (the “Majority Holders”) have the right to demand that the Company engage in a sale/refinancing process to consummate a Forced Transaction. A Forced Transaction includes a refinancing of the Series A Senior Preferred Stock or a sale of the Company. Upon consummation of any Forced Transaction, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price.

Holders of shares of Series A Senior Preferred Stock have no voting rights with respect to the Series A Senior Preferred Stock except as set forth in the Certificate of Designation, other documents entered into in connection with the Purchase Agreement and the transactions contemplated thereby, or as otherwise required by law. For so long as any Series A Senior Preferred Stock is outstanding, the Company is prohibited from taking certain actions without the prior consent of the Majority Holders as set forth in the Certificate of Designation which include: issuing equity securities ranking senior to or pari passu with the Series A Senior Preferred Stock, incurring indebtedness or liens, engaging in affiliate transactions, making restricted payments, consummating certain investments or asset dispositions, consummating a change of control transaction unless the Series A Senior Preferred Stock is redeemed in full, altering the Company’s organizational documents, and making material changes to the nature of the Company’s business.
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
2022 Warrants
In connection with the Preferred Stock Financing, the Company agreed to issue to the preferred stockholders the Series I Warrants entitling the holders thereof to purchase 5.2 million shares of the Company's common stock at an exercise price equal to $3.00 per share, exercisable for 5 years from the Refinancing Date; and the Series II Warrants entitling holders thereof to purchase 6.3 million shares of the Company's common stock, at an exercise price equal to $0.01 per share, exercisable for 5 years from the Refinancing Date (collectively, the "2022 Warrants"). Such number of shares of common stock purchasable pursuant to the 2022 Warrant Agreement (the "2022 Warrant Shares") and related exercise prices may be adjusted from time to time under certain scenarios as set forth in the 2022 Warrant Agreement, which relate to potential changes in the Company's capital structure.
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
Class A common stock
The Company is authorized to issue 470.0 million shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2022, there were 207.5 million shares of Class A common stock issued and 198.4 million shares outstanding.

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
As of December 31, 2022, shares of Class A common stock reserved for potential future issuance, on an as-if converted basis, were as follows (in thousands):

December 31, 2022
Shares available for grant under the 2021 Plan	10,862
2021 Plan share-based awards outstanding	9,687
Earnout Shares reserved	15,000
2022 Warrants outstanding	11,498
IPO Warrants outstanding	9,867
Vesting Shares reserved(1)	8,625
Restricted shares(1,2)	402
Total shares of common stock reserved	65,941
(1) Represents shares of Class A common stock legally issued, but not outstanding, as of December 31, 2022.
(2) Represents a portion of the 2.0 million restricted shares distributed following the Business Combination to holders of unvested Incentive Common Units under the Wilco Acquisition, LP 2016 Equity Incentive Plan.
Treasury stock
During the year ended December 31, 2022, the Company net settled 0.05 million shares of its Class A common stock related to employee tax withholding obligations associated with the Company's share-based compensation program. These shares are reflected at cost as treasury stock in the consolidated financial statements. As of December 31, 2022, there were 0.08 million shares of treasury stock totaling $0.1 million recognized in the consolidated balance sheets.
Note 12. Wilco Holdco Redeemable Preferred Stock
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

Cumulative dividends related to the Wilco Holdco preferred stock were accrued as preferred dividends that increased the balance of the redeemable preferred stock on the Company’s consolidated balance sheets and were recognized as interest expense on redeemable preferred stock in the Company’s consolidated statements of operations. For the years ended December 31, 2021 and 2020, the Company incurred cumulative preferred dividends related to the preferred stock of $10.1 million and $19.0 million, respectively. No dividends were paid related to the preferred stock.
In connection with the Business Combination, holders of the outstanding shares of Wilco Holdco Series A Preferred Stock received a proportionate share of $59.0 million and 12.8 million shares of Class A common stock based on the settlement terms in the Merger Agreement. During 2021, the Company recorded a loss on settlement of redeemable preferred stock in the consolidated statements of operations of $14.0 million based on the value of the cash and equity provided to preferred stockholders in relation to the outstanding redeemable preferred stock liability. As a result of the Business Combination, the balance of redeemable preferred stock was fully settled.
Note 13. IPO Warrant Liability
The Company has outstanding Public Warrants to purchase an aggregate of 6.9 million shares of the Company’s Class A common stock at an exercise price of $11.50 per share and outstanding Private Placement Warrants to purchase an aggregate of 3.0 million shares of the Company's Class A common stock at an exercise price of $11.50 per share. There were no IPO Warrants exercised during the year ended December 31, 2022.
The Company accounts for its outstanding IPO Warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the IPO Warrants do not meet the criteria for equity treatment thereunder. As such, each IPO Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date. Refer to Note 15 - Fair Value Measurements for further details. Changes in fair value are recognized in change in fair value of warrant liability in the Company’s consolidated statements of operations.
The following table presents the change in the fair value of Private Placement Warrants that is recognized in change in fair value of warrant liability in the consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Fair value, beginning of period(1)	$1,305	$8,099
Changes in fair value(1)	(1,276)	(6,794)
Fair value, end of period	$29	$1,305
(1) The year ended December 31, 2021 represents changes in fair value from the Closing Date of the Business Combination, which is when the liabilities were established.

The following table presents the changes in the fair value of the Public Warrants that is recognized in change in fair value of warrant liability in the consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Fair value, beginning of period(1)	$3,036	$18,837
Changes in fair value(1)	(2,967)	(15,801)
Fair value, end of period	$69	$3,036
(1) The year ended December 31, 2021 represents changes in fair value from the Closing Date of the Business Combination, which is when the liabilities were established.
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
The exercise price and number of Class A common stock issuable upon exercise of the IPO Warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation.
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
The Company accounts for the potential Earnout Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s consolidated statements of operations. As of December 31, 2022, no Earnout Shares have been issued as none of the corresponding share price thresholds have been met.
The following table presents the changes in the fair value of the Earnout Shares that is recognized in change in fair value of contingent common shares liability in the consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Fair value, beginning of period(1)	$28,800	$140,000
Changes in fair value(1)	(27,000)	(111,200)
Fair value, end of period	$1,800	$28,800
(1) The year ended December 31, 2021 represents changes in fair value from the Closing Date of the Business Combination, which is when the liabilities were established.
Refer to Note 15 - Fair Value Measurements for further details.
Vesting Shares
Subject to the terms and conditions of the Sponsor Letter Agreement that was executed in connection with the Merger Agreement, 8.6 million shares of Class F common stock of FAII outstanding immediately prior to the Business Combination converted to potential Class A common shares and became subject to vesting and forfeiture provisions. The Vesting Shares vest in three equal tranches of 2.9 million shares each if the VWAP of Class A common stock exceeds certain thresholds within 10 years of the Closing Date:
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
The Company accounts for the Vesting Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s consolidated statements of operations. As of December 31, 2022, no Vesting Shares are outstanding as none of the corresponding share price thresholds have been met.

The following table presents the changes in the fair value of the Vesting Shares that is recognized in change in fair value of contingent common shares liability in the consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Fair value, beginning of period(1)	$16,560	$80,500
Changes in fair value(1)	(15,525)	(63,940)
Fair value, end of period	$1,035	$16,560
(1) The year ended December 31, 2021 represents changes in fair value from the Closing Date of the Business Combination, which is when the liabilities were established.
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
As of December 31, 2022 and December 31, 2021, respectively, the recorded values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these items. Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices. As of December 31, 2022, the fair value of money market fund investments included in cash and cash equivalents was $30.0 million.
The Company's Senior Secured Term Loan and Revolving Loans are Level 2 fair value measures which have variable interest rates and, as of December 31, 2022, the recorded amounts approximate fair value. The Company utilizes the market approach valuation technique based on interest rates and credit data that are currently available to the Company for issuance of debt with similar terms or maturities.
Fair value measurement of share-based financial liabilities
The Company determined the fair value of the Public Warrant liability using Level 1 inputs.
The Company determined the fair value of the Private Placement Warrant liability using the price of the Public Warrants as a Level 2 input.

The Company determined the fair value of the Earnout Shares liability and Vesting Shares liability using Level 3 inputs. The contingent common shares contain specific market conditions to determine whether the shares vest based on the Company’s common stock price over a specified measurement period. Given the path-dependent nature of the requirement in which the shares are earned, a Monte-Carlo simulation was used to estimate the fair value of the liability. The Company’s common stock price was simulated to each measurement period based on the above methodology. In each iteration, the simulated stock price was compared to the conditions under which the shares vest. In iterations where the stock price corresponded to shares vesting, the future value of the contingent common shares was discounted back to present value. The fair value of the liability was estimated based on the average of all iterations of the simulation.
Inherent in a Monte-Carlo valuation model are assumptions related to expected stock-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility based on the historical volatility of certain guideline companies as of the valuation date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected term of the Earnout Shares and Vesting Shares. The dividend yield percentage is zero based on the Company's current expectations related to the payment of dividends during the expected term of the Earnout Shares or Vesting Shares.
The key inputs into the Monte-Carlo option pricing model were as follows as of December 31, 2022 and December 31, 2021 for the respective Level 3 instruments:

	Earnout Shares		Vesting Shares
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Risk-free interest rate	3.88%	1.50%	3.88%	1.50%
Volatility	74.60%	44.86%	74.60%	44.86%
Dividend yield	—%	—%	—%	—%
Expected term (years)	8.5	9.5	8.5	9.5
Share price	$0.31	$3.39	$0.31	$3.39
Refer to Note 14 - Contingent Common Shares Liability for further details on the change in fair value of the Earnout Shares and Vesting Shares.
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

As discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, the Company has a derivative instrument for which the interest rate is indexed to LIBOR. During the period ended March 31, 2022, the Company modified the reference rate index on its hedged items from LIBOR to SOFR. The Company elected to apply the hedge accounting expedients under ASC Topic 848, Reference Rate Reform, related to probability and the assessments of effectiveness for future cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivative, which is LIBOR. As of December 31, 2022, the Company continues to apply the hedge accounting expedients and does not anticipate this guidance will have a material impact on its consolidated financial statements.
The following table presents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the years ended December 31, 2022 and 2021, respectively (in thousands):

Cash Flow Hedges
Balance as of December 31, 2021	$28
Unrealized gain recognized in other comprehensive income before reclassifications	8,310
Reclassification to interest expense, net	(3,439)
Balance as of December 31, 2022	$4,899

Balance as of December 31, 2020	$(1,907)
Unrealized gain recognized in other comprehensive income before reclassifications	490
Reclassification to interest expense, net	1,445
Balance as of December 31, 2021	$28
The following table presents the fair value of derivative assets and liabilities within the consolidated balance sheets as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Other current assets	$5,028	$—	$—	$—
Other non-current assets	—	—	277	—
Accrued expenses and other liabilities	—	—	—	288
Other non-current liabilities	—	73	—	—

Note 16. Income Taxes
The Company's (loss) income before taxes consists of only domestic operations. The details of the Company's income tax (benefit) expense for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Current:
Federal	$6	$—	$—
State	37	128	251
Total current	43	128	251
Deferred:
Federal	(37,634)	(60,002)	3,514
State	(10,939)	(11,086)	(1,700)
Total deferred	(48,573)	(71,088)	1,814
Total income tax (benefit) expense	$(48,530)	$(70,960)	$2,065
The effective tax rate for the years ended December 31, 2022, 2021 and 2020 was 9.0%, 8.3% and (62.5)%, respectively. The Company's effective income tax rate varies from the federal statutory rate due to various items, such as state income taxes, valuation allowances and nondeductible items such as interest expense on redeemable preferred stock, fair value adjustments related to liability-classified share-based instruments and impairment charges. The differences between the federal tax rate and the Company's effective tax rate for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022		2021		2020
Federal income tax benefit at statutory rate	$(113,731)	21.0%	$(179,128)	21.0%	$(694)	21.0%
State income tax (benefit) expense, net of federal tax benefit	(16,827)	3.1%	(25,814)	3.0%	1,248	(37.8)%
Change in state tax rate	5	—%	34	—%	(2,551)	77.1%
Prior period adjustments and other	167	—%	1,515	(0.2)%	(105)	3.2%
Valuation allowance	31,595	(5.8)%	35,731	(4.2)%	(981)	29.7%
Interest expense on redeemable preferred stock	—	—%	2,118	(0.2)%	3,997	(120.9)%
Changes in fair value of warrant liability and contingent common shares liability	(9,821)	1.8%	(41,524)	4.9%	—	—%
Goodwill impairment charges	59,893	(11.1)%	132,447	(15.5)%	—	—%
Other permanent differences, net	189	—%	3,661	(0.5)%	1,151	(34.8)%
Total income tax (benefit) expense	$(48,530)	9.0%	$(70,960)	8.3%	$2,065	(62.5)%

Deferred income taxes have been provided on temporary differences, which consist of the following at December 31, 2022 and 2021 (in thousands):

	2022	2021
Deferred income tax assets:
Accrued liabilities	$7,112	$10,420
Provision for bad debt	11,828	12,530
Operating lease liabilities	64,288	74,115
Acquisition and transaction costs	3,186	3,770
Net operating losses	104,419	82,304
Interest expense	43,323	33,163
Other deferred tax assets	6,335	4,798
Total gross deferred income tax assets	240,491	221,100
Valuation allowance	(89,907)	(58,312)
Total gross deferred income tax assets, net of valuation allowance	150,584	162,788
Deferred income tax liabilities:
Goodwill	26,251	26,563
Trade name/trademark	66,445	114,451
Operating lease right-of-use assets	54,360	63,252
Depreciation	20,039	22,089
Other deferred tax liabilities	2,375	3,892
Total gross deferred income tax liabilities	169,470	230,247
Net deferred income tax liabilities	$18,886	$67,459
Deferred tax assets include federal net operating losses of $68.9 million and $49.8 million at December 31, 2022 and 2021, respectively, and state net operating losses of $35.5 million and $32.5 million at December 31, 2022 and 2021, respectively. Deferred tax assets are expected to be used in the reduction of taxable earnings of future tax years unless it is determined they are not more likely than not to be realized based on the weight of available evidence. The earliest net operating loss will expire by statute in 2023 for state net operating losses, and in 2036 for federal net operating losses.
In evaluating the Company's ability to recover deferred income tax assets, all available positive and negative evidence is considered, including scheduled reversal of deferred tax liabilities, operating results and forecasts of future taxable income in each of the jurisdictions in which the Company operates. As of December 31, 2022, the Company determined that a significant portion of its federal and state net operating loss carryforwards with definite and certain indefinite carryforward periods and certain deferred tax assets were not more likely than not to be realized based on the weight of available evidence. As a result, the Company recorded an increase of $25.8 million to its valuation allowance related to federal net operating loss and interest expense carryforwards and an increase of $5.8 million to its valuation allowance related to state net operating loss carryforwards and certain deferred tax assets. These amounts were recorded during the year ended December 31, 2022 in income tax (benefit) expense in the consolidated statements of operations.

As of December 31, 2021, the Company determined that a significant portion of its federal and state net operating loss carryforwards with definite carryforward periods and certain deferred tax assets were not more likely than not to be realized based on the weight of available evidence. As a result, the Company recorded an increase of $22.5 million to its valuation allowance related to federal net operating loss carryforwards and an increase of $13.3 million to its valuation allowance related to state net operating loss carryforwards and certain deferred tax assets. These amounts were recorded during the year ended December 31, 2021 in income tax (benefit) expense in the consolidated statements of operations.
For the year ended December 31, 2020, the Company reached the conclusion that it was more likely than not that the Company’s federal and certain state deferred income tax assets were expected to be realized, and the Company maintained a valuation allowance mainly related to certain state net operating losses.
The Company is routinely audited by the tax authorities in various U.S. states and is currently not subject to examination. The statute remains open for most state jurisdictions for periods beginning in 2018. For federal tax purposes, tax years through 2018 are closed for examination by the Internal Revenue Service. Any interest and penalties related to the tax uncertainties are recorded in income tax (benefit) expense.
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

	2022	2021	2020
Balance at beginning of period	$—	$3,027	$2,341
Increases for positions taken during the year	—	—	686
Decreases for positions taken in prior years	—	(3,027)	—
Balance at end of period	$—	$—	$3,027
Note 17. Leases
The Company leases various facilities and office equipment for its physical therapy operations and administrative support functions under operating leases. The Company’s initial operating lease terms are generally between 7 and 10 years, and typically contain options to renew for varying terms. Right-of-use ("ROU") assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The amortization of operating lease ROU assets and the accretion of operating lease liabilities are reported together as fixed lease expense. The fixed lease expense is recognized on a straight-line basis over the life of the lease. If the ROU asset has been impaired, lease expense is no longer recognized on a straight-line basis. The lease liability continues to amortize using the effective interest method, while the ROU asset is subsequently amortized on a straight-line basis. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for more information about the Company's lease accounting policies and ASC 842 adoption.

Lease costs are included as components of cost of services and selling, general and administrative expenses on the consolidated statements of operations. Lease charges related to ROU asset impairments are included in goodwill, intangible and other asset impairment charges on the consolidated statements of operations. Lease costs incurred by lease type were as follows for the periods indicated below (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Lease cost
Operating lease cost (1)	$69,533	$65,555	$67,279
Variable lease cost (2)	20,951	20,045	18,689
Total lease cost (3)	$90,484	$85,600	$85,968
(1) Includes ROU asset impairment charges of $2.6 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively.
(2) Includes short term lease costs, which are immaterial .
(3) Sublease income was immaterial .
During the year ended December 31, 2020, the Company terminated certain lease agreements primarily related to corporate facilities no longer in use. These terminations resulted in net charges of $4.3 million, comprised of $3.9 million in loss on lease terminations and $0.4 million in other costs associated with the terminations. The charges are recorded in selling, general and administrative expenses in the Company's consolidated statements of operations. The Company paid approximately $4.6 million related to these terminations during the year ended December 31, 2021.
During the years ended December 31, 2022 and 2021, the Company modified the lease terms for a significant number of its real estate leases, primarily related to lease term extensions and renewals in the normal course of business. Modifications during the years ended December 31, 2022 and 2021 resulted in an increase to the Company’s operating lease ROU assets and operating lease liabilities of approximately $13.7 million and $18.4 million, respectively.
Other supplemental quantitative disclosures were as follows for the periods indicated below (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$72,440	$65,678	$61,993
Cash payments related to lease terminations	$—	$4,570	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,688	$28,759	$14,067

Average lease terms and discount rates as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	5.9 years	6.4 years
Weighted-average discount rate:
Operating leases	6.9%	6.5%
Estimated undiscounted future lease payments under non-cancellable operating leases, along with a reconciliation of the undiscounted cash flows to operating lease liabilities, respectively, at December 31, 2022 were as follows (in thousands):

Year	Amount(1)
2023	$64,066
2024	61,885
2025	52,459
2026	46,069
2027	35,108
Thereafter	68,006
Total undiscounted future cash flows	327,593
Less: Imputed Interest	(61,493)
Present value of future cash flows	$266,100
Presentation on Balance Sheet
Current	$47,676
Non-current	$218,424
(1) Excludes $0.7 million of current portion of operating lease liabilities and $1.7 million of operating lease liabilities, respectively, reclassified as held for sale as of December 31, 2022. Refer to Note 3 - Business Combinations and Divestitures for additional information.
Note 18. Commitments and Contingencies
The Company has contractual commitments that are not required to be recognized in the consolidated financial statements related to cloud computing and telecommunication services agreements. As of December 31, 2022, minimum amounts due under these agreements are approximately $7.2 million through December of 2024 subject to customary business terms and conditions.
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

During 2022, the Company engaged in discussions with a payor regarding a billing dispute related to certain historical claims. Management believed, based on discussions with its legal counsel, that the Company had meritorious defenses against such unasserted claim. However, based on the progress of settlement discussions to avoid the cost of potential litigation, the Company recorded a charge for a net settlement liability related to the billing dispute of $3.0 million, which is included in selling, general and administrative expenses in its consolidated statements of operations. As of December 31, 2022, the liability has been fully settled.
Section 205 proceeding
On March 2, 2023, we filed a petition in the Delaware Court of Chancery (the "Court of Chancery") pursuant to Section 205 of the Delaware General Corporation Law ("DGCL"), seeking validation of an amendment to our certificate of incorporation increasing the authorized shares of our Class A Common Stock (as further described below) and the shares issued pursuant thereto.
At a special meeting of the stockholders of the Company held on June 15, 2021 (the “Special Meeting”), a majority of the then-outstanding shares of the Company’s Class A Common Stock and Class F Common Stock, voting together as a single class, voted to approve the Company’s Second Amended and Restated Certificate of Incorporation, which, among other things, increased the authorized shares of the Company’s Class A Common Stock from 200,000,000 shares to 450,000,000 shares (the “Class A Increase Amendment”). Notwithstanding the fact that the proxy statement relating to the Special Meeting did not disclose that a separate vote of the Class A Common Stock was required, a majority of the then-outstanding shares of Class A Common Stock voted in favor of the Class A Increase Amendment.
A recent decision of the Court of Chancery has created uncertainty regarding the validity of the Class A Increase Amendment and whether a separate vote of the majority of the then-outstanding shares of Class A Common Stock would have been required under Section 242(b)(2) of the DGCL.
The Company continues to believe that a separate vote of Class A Common Stock was not required to approve the Class A Increase Amendment. However, in light of the recent Court of Chancery decision, the Company filed a petition in the Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the Class A Increase Amendment and the shares issued pursuant thereto to resolve any uncertainty with respect to those matters. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to validate potentially defective corporate acts and stock after considering a variety of factors.
While the Company believes that a separate vote of Class A Common Stock was not required to approve the Class A Increase Amendment at the Special Meeting, and therefore that all of the currently outstanding shares of Class A Common Stock of the Company are validly issued, if the Company is not successful in the Section 205 proceeding, the uncertainty with respect to the Company’s capitalization resulting from the Court of Chancery’s decision referenced above could have a material adverse effect on the Company, including its ability to complete financing transactions, until the underlying issues are definitively resolved.
On March 3, 2023, the Court of Chancery granted the motion to expedite and set a hearing date for the petition to be heard. The hearing has been set for March 17, 2023.
Stockholder class action complaints
On August 16, 2021, two purported ATI stockholders, Kevin Burbige and Ziyang Nie, filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois against ATI, Labeed Diab, Joe Jordan, and Drew McKnight (collectively, the “ATI Individual Defendants”), and Joshua Pack, Marc Furstein, Leslee Cowen, Aaron Hood, Carmen Policy, Rakefet Russak-Aminoach, and Sunil Gulati (collectively, the “FVAC Defendants”).

On October 7, 2021, another purported ATI stockholder, City of Melbourne Firefighters' Retirement System ("City of Melbourne"), filed a nearly identical putative class action complaint in the U.S. District Court for the Northern District of Illinois against ATI, the ATI Individual Defendants, and the FVAC Defendants. On November 18, 2021, the court consolidated the cases and appointed The Phoenix Insurance Company Ltd. and The Phoenix Pension & Provident Funds as lead plaintiffs (together, “Lead Plaintiffs”).
On February 8, 2022, Lead Plaintiffs filed a consolidated amended complaint against ATI, the ATI Individual Defendants, and the FVAC Defendants, which asserts claims against (i) ATI and the ATI Individual Defendants under Section 10(b) of the Exchange Act; (ii) the ATI Individual Defendants under Section 20(a) of the Exchange Act (in connection with the Section 10(b) claim); (iii) all defendants under Section 14(a) of the Exchange Act; and (iv) the ATI Individual Defendants and the FVAC Defendants under Section 20(a) of the Exchange Act (in connection with the Section 14(a) claim). Lead Plaintiffs purport to assert these claims on behalf of those ATI stockholders who purchased or otherwise acquired their ATI shares between February 22, 2021 and October 19, 2021, inclusive, and/or held FVAC Class A common shares as of May 24, 2021 and were eligible to vote at FVAC’s June 15, 2021 special meeting. The consolidated amended complaint generally alleges that the proxy materials for the FVAC/ATI merger, as well as other ATI disclosures (including the press release announcing ATI’s financial results for the first quarter of 2021), were false and misleading (and, thus, in violation of Sections 10(b) and 14(a) of the Exchange Act) because they failed to disclose that: (i) ATI was experiencing attrition among its physical therapists; (ii) ATI faced increasing competition for clinicians in the labor market; (iii) as a result, ATI faced difficulty retaining therapists and incurred increased labor costs; (iv) also as a result, ATI would open fewer new clinics; and (v) also as a result, the defendants’ positive statements about ATI’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Lead Plaintiffs, on behalf of themselves and the putative class, seek money damages in an unspecified amount and costs and expenses, including attorneys’ and experts’ fees. On April 11, 2022, defendants filed motions to dismiss the consolidated amended complaint, which were fully briefed as of July 25, 2022 and remain pending. The Company has determined that potential liabilities related to the consolidated amended complaint are not considered probable or reasonably estimable at this time.

On February 7, 2023, another purported ATI stockholder, Wendell Robinson, filed a putative class action complaint in the Court of Chancery of the State of Delaware against Fortress Acquisition Sponsor II, LLC, Andrew A. McKnight, Joshua A. Pack, Marc Furstein, Leslee Cowen, Aaron F. Hood, Carmen A. Policy, Rakefet Russak-Aminoach, Sunil Gulati, Daniel N. Bass, Micah B. Kaplan and Labeed Diab. The complaint asserts claims against: (i) Fortress Acquisition Sponsor II, LLC, Andrew A. McKnight, Joshua A. Pack, Marc Furstein, Leslee Cowen, Aaron F. Hood, Carmen A. Policy, Rafeket Russak-Aminoach, Sunil Gulati, Daniel N. Bass and Micah B. Kaplan for breach of fiduciary duty; and (ii) Labeed Diab for aiding and abetting breach of fiduciary duty. Plaintiff's allegations generally mirror those asserted in the federal stockholder class action described above, and Plaintiff further alleges that the alleged misrepresentations and omissions in the proxy materials for the FVAC/ATI merger prevented stockholders from making a fully informed decision on whether to approve the merger or have their shares redeemed. Defendants have not yet responded to the complaint.
Stockholder derivative complaint
Between December 1, 2021 and September 22, 2022, five purported ATI stockholders filed four derivative actions, purportedly on behalf of ATI, in the U.S. District Court for the Northern District of Illinois. On November 21, 2022, four of these stockholder plaintiffs, Vinay Kumar, Brendan Reginbald, Ziyang Nie and Julia Chang, filed a consolidated amended complaint against Labeed Diab, Joe Jordan, John Larsen, John Maldonado, Carmine Petrone, Christopher Krubert, Joanne Burns and James Parisi (collectively, the “Legacy ATI Defendants”), Drew McKnight, Joshua Pack, Aaron Hood, Carmen Policy, Marc Furstein, Leslee Cowen, Rafeket Russak-Aminoach, and Sunil Gulati (collectively, the “FVACII Individual Defendants”), and Fortress Acquisition Sponsor II, LLC and Fortress Investment Group LLC (together, the "Fortress Entity Defendants," and together with the FVACII Individual Defendants, the “FVACII Defendants”). The consolidated amended complaint asserts claims on behalf of ATI against: (i) the FVACII Defendants for breach of fiduciary duty; (ii) Fortress Acquisition Sponsor II, LLC and the Legacy ATI Defendants for aiding and abetting breach of fiduciary duty; (iii) Labeed Diab, Joe Jordan, and Drew McKnight for contribution under Section 21D of the Exchange Act; (iv) the FVACII Defendants under Section 14(a) of the Exchange Act; (v) the Legacy ATI Defendants for unjust enrichment; and (vi) all defendants for contribution and indemnification under Delaware law. Plaintiffs' allegations generally mirror those asserted in the stockholder class action described above. On January 20, 2023, defendants filed motions to dismiss the consolidated amended complaint, which remain pending. The Company has determined that potential liabilities related to the consolidated amended complaint are not considered probable or reasonably estimable at this time.
Insurance coverage complaint
On March 8, 2023, the Company filed a complaint against Federal Insurance Company, U.S. Specialty Insurance Company and other insurers titled ATI Physical Therapy, Inc. v. Federal Insurance Company et. al., Case No. N23C-03-074, in the Superior Court of the State of Delaware related to a coverage dispute and those certain insurers’ denial of coverage for the stockholder class action complaints and stockholder derivative complaint discussed above. The complaint asserts claims against Federal Insurance Company for breach of contract and bad faith, and claims for declaratory judgment as to Federal Insurance Company, U.S. Specialty Insurance Company, XL Specialty Insurance Company and the Company’s excess insurance carriers, seeking coverage for the stockholder class action complaints and stockholder derivative complaint.
Regulatory matters
On November 5, 2021, the Company received from the SEC a voluntary request for the production of documents relating to the earnings forecast and financial information referenced in the Company's July 26, 2021 Form 8-K and related matters. The Company received a subsequent request from the SEC for the production of additional documents related to the same matter on February 17, 2023. The Company is cooperating with the SEC in connection with this request.

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
Note 19. Loss per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2021 and 2020, shares of Wilco Holdco preferred stock are treated as participating securities and therefore are included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if the earnings for the year had been distributed. As the Wilco Holdco preferred stockholders do not participate in losses, for any periods with a net loss, there is no allocation to participating securities in the period. As such, no undistributed earnings or losses were allocated to the Wilco Holdco preferred shares for the years ended December 31, 2021 and 2020. As of the closing of the Business Combination, the Wilco Holdco preferred stock is no longer outstanding.
For the year ended December 31, 2022, the income available to common stockholders is reduced by the amount of the cumulative dividend for the Series A Senior Preferred Stock that was issued as part of the 2022 Debt Refinancing.

The calculation of both basic and diluted loss per share for the periods indicated below was as follows (in thousands, except per share data):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Basic and diluted loss per share:
Net loss	$(493,047)	$(782,028)	$(298)
Less: Net (loss) income attributable to non-controlling interests	(668)	(3,700)	5,073
Less: Series A Senior Preferred cumulative dividend	17,876	—	—
Loss available to common stockholders	$(510,255)	$(778,328)	$(5,371)

Weighted average shares outstanding(1,2)	203,150	165,805	128,286

Basic and diluted loss per share	$(2.51)	$(4.69)	$(0.04)
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
For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding, as their impact would have been anti-dilutive. Figures presented are based on the number of underlying Class A common shares following the Business Combination (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Series I Warrants	5,226	—	—
IPO Warrants	9,867	9,867	—
Restricted shares(1)	402	1,323	—
Stock options	5,313	775	—
RSUs	4,200	404	—
RSAs	175	448	—
Total	25,183	12,817	—
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022 due to the previously reported material weaknesses in internal control over financial reporting described below.
Management concluded that notwithstanding the existence of the material weaknesses, the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Management's Annual Report on Internal Control over Financial Reporting
Our management, including our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Our management, under the supervision and with participation of our Principal Executive Officer and our Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 as a result of the material weaknesses in our internal control over financial reporting discussed below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain an effective control environment commensurate with our financial reporting requirements as we did not maintain a sufficient complement of tax personnel with the appropriate mix of competent resources and financial reporting experience. Additionally, we did not design and maintain effective controls related to the income tax provision, including controls related to valuation allowances associated with the realizability of deferred tax assets.
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
The Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included on page 88.
Remediation Efforts with Respect to the Material Weaknesses
The Company's management, under the oversight of the Audit Committee, has continued the process of executing its remediation plan. Management has executed on the following measures in its remediation plan:
•revised the Company's tax staffing model, and implemented technology to assist in the income tax provision processes, in order to better position the capabilities and capacity of the Company's in-house tax department based on tax reporting requirements;
•refined the scope of the Company's external tax advisors to provide advice related to complex or unusual items, as well as advise on end-to-end corporate tax accounting matters;
•enhanced the design and precision of the Company's controls related to the income tax provision calculations and documentation, including controls related to the valuation allowance assessment.

We believe the measures described above will contribute to remediating the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over the income tax provision, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the changes related to the material weaknesses above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Disclosure Pursuant to Item 1.01 of Form 8-K - Entry into a Material Definitive Agreement
On March 15, 2023, the Company entered into a Transaction Support Agreement (the “TSA”) with certain of its first lien lenders under the 2022 Credit Agreement (the "First Lien Lenders"), the administrative agent under the 2022 Credit Agreement, holders of its Series A Senior Preferred Stock (the "Preferred Equityholders") and holders of the majority of its common stock (together with the First Lien Lenders and the Preferred Equityholders, the “Parties”), setting forth the principal terms of a comprehensive transaction to enhance the Company's liquidity (the "Transaction"). Pursuant to the TSA, and subject to the terms and conditions thereof, the Parties have agreed to support, act in good faith and take all steps reasonably necessary and desirable to consummate the transactions referenced therein by June 15, 2023 (the “Outside Closing Date”).

The TSA contemplates, among other things, (i) a delayed draw new money financing, available under certain circumstances until the 18 month anniversary of the closing date of the transactions, in an aggregate principal amount equal to $25.0 million in the form of new second lien PIK exchangeable notes (“Second Lien PIK Exchangeable Notes”), (ii) exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Facility held by certain of the Preferred Equityholders for Second Lien PIK Exchangeable Notes, (iii) a reduction of the thresholds applicable to the minimum liquidity financial covenant under the 2022 Credit Agreement for certain periods, (iv) a waiver of the requirement to comply with the Secured Net Leverage Ratio financial covenant under the 2022 Credit Agreement for the fiscal quarters ending June 30, 2024, September 30, 2024 and December 31, 2024 and a modification of the levels and certain component definitions applicable thereto in the fiscal quarters ending after December 31, 2024, (v) waiver of the requirement for the Company to deliver audited financial statements without certain going concern qualifications for the years ended December 31, 2022, December 31, 2023, and December 31, 2024, (vi) an increase in the interest rate payable on the existing term loans and revolving loans until the achievement of a specified financial metric and (vii) board representation and observer rights, and other changes to the governance of the Company. The Second Lien PIK Exchangeable Notes would be exchangeable for shares of Class A common stock of the Company at a fixed price of $0.25, and the holders thereof would have the right to vote on corporate matters on an as-exchanged basis. The TSA contains certain representations, warranties and other agreements by the Company and Parties. In accordance with the TSA, the First Lien Lenders agreed that, prior to the Outside Closing Date, they will forbear in the exercise of any rights, remedies, powers, privileges and defenses under the 2022 Credit Agreement arising on account of an alleged default or event of default (if any) resulting from the going concern explanatory paragraph in the independent auditors' report accompanying the consolidated financial statements for the year ended December 31, 2022 (the "Credit Agreement Forbearance"). The Parties' obligations under the TSA are, and the closing of the Transaction is, subject to various customary terms and conditions set forth therein, including the execution and delivery of definitive documentation and approval by the Company's stockholders.
There is no assurance that the transactions contemplated by the TSA will be consummated on the terms as described above, on a timely basis or at all.
The foregoing description of the Transaction Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the TSA, a copy of which is filed as Exhibit 10.1 to this report and is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.
Item 11. Executive Compensation
The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.
Item 14. Principal Accounting Fees and Services
The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules
The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed in the accompanying Index to Consolidated Financial Statements on page 87. See page 157 for Schedule II - Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the consolidated financial statements or notes thereto. The exhibits filed as a part of this Annual Report are listed in the Exhibit Index below.

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of ATI Physical Therapy, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of ATI Physical Therapy, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)
3.3	Certificate of Designation of Series A Preferred Stock of ATI Physical Therapy, Inc., filed on February 24, 2022 (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)
4.1	Warrant Agreement, dated as of February 24, 2022, by and between ATI Physical Therapy, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company on February 24, 2022 and incorporated herein by reference)
4.2*	Description of Securities
10.1*	Transaction Support Agreement, dated as of March 15, 2023, by and among ATI Physical Therapy, Inc., ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, and other parties thereto
10.2	Credit Agreement, dated as of February 24, 2022, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., Barclays Bank PLC, as Administrative Agent and Issuing Bank and the other lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)
10.3	Amendment No. 1 to Credit Agreement, dated as of March 30, 2022, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., HPS Investment Partners, LLC, as Lender Representative and Barclays Bank PLC, as Administrative Agent (filed as Exhibit 10.24 to the Post-Effective Amendment to the Registration Statement on Form S-1 filed on April 1, 2022 and incorporated herein by reference)
10.4	Series A Senior Preferred Stock Purchase Agreement, dated as of February 24, 2022, by and between ATI Physical Therapy, Inc. and the Purchasers signatory thereto (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)
10.5	Investors' Rights Agreement, dated as of February 24, 2022, by and among ATI Physical Therapy, Inc. and the Holders party thereto from time to time (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)
10.6†	Employment Agreement by and between ATI Physical Therapy, Inc. and Sharon A. Vitti dated March 30, 2022, effective April 28, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on April 28, 2022 and incorporated herein by reference)

10.7†	Employment Agreement by and between ATI Physical Therapy, Inc. and Eimile Tansey dated June 28, 2022, effective August 29, 2022 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company on August 9, 2022 and incorporated herein by reference)
10.8†	First Amendment to Employment Agreement by and between ATI Physical Therapy, Inc. and Augustus Oakes effective June 20, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on June 24, 2022 and incorporated herein by reference)
10.9†	Employment Agreement by and between ATI Physical Therapy, Inc. and Erik Kantz effective November 4, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on November 7, 2022 and incorporated herein by reference)
10.10†	Employment Agreement by and between ATI Physical Therapy, Inc. and Chris Cox effective December 16, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on December 14, 2022 and incorporated herein by reference)
10.11†	Employment Agreement by and between ATI Physical Therapy, Inc. and Scott Gregerson effective December 16, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on December 22, 2022 and incorporated herein by reference)
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Annual Report on Form 10-K of the Company on March 1,2022 and incorporated herein by reference)
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed or furnished herewith
† Management contract or compensatory plan or arrangement

Schedule II - Valuation and Qualifying Accounts

$ in thousands	Balance at Beginning of Year	Additions	Deductions/ Adjustments	Balance at End of Year
Year ended December 31, 2022
Allowance for doubtful accounts (1)	53,533	13,869	(19,782)	47,620
Valuation allowance for deferred tax assets (2)	58,312	31,595	—	89,907
Year ended December 31, 2021
Allowance for doubtful accounts (1)	69,693	16,369	(32,529)	53,533
Valuation allowance for deferred tax assets (2)	22,581	35,731	—	58,312
Year ended December 31, 2020
Allowance for doubtful accounts (1)	80,350	16,231	(26,888)	69,693
Valuation allowance for deferred tax assets (3)	23,562	—	(981)	22,581
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

Date: March 16, 2023

/s/ JOSEPH JORDAN
Joseph Jordan
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 16, 2023.

/s/ SHARON VITTI	Chief Executive Officer and Director (Principal Executive Officer)
Sharon Vitti

/s/ JOSEPH JORDAN	Chief Financial Officer (Principal Financial Officer)
Joseph Jordan

/s/ BRENT RHODES	Chief Accounting Officer (Principal Accounting Officer)
Brent Rhodes

/s/ JOHN (JACK) LARSEN	Chairman of the Board and Director
John (Jack) Larsen

/s/ JOHN MALDONADO	Director
John Maldonado

/s/ CARMINE PETRONE	Director
Carmine Petrone

/s/ JOANNE M. BURNS	Director
Joanne M. Burns

/s/ JAMES E. PARISI	Director
James E. Parisi

/s/ ANDREW A. MCKNIGHT	Director
Andrew A. McKnight

/s/ TERESA SPARKS	Director
Teresa Sparks

/s/ DANIEL DOURNEY	Director
Daniel Dourney