Form 10-Q
period 2023-03-31
ATI Physical Therapy, Inc.
filed 2023-05-08
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 3, 2023, there were approximately 208,495,548 shares of the registrant's common stock legally outstanding.

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
•our ability to meet financial covenants as required by our 2022 Credit Agreement;
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
•our inability to compete effectively in a competitive industry, subject to rapid technological change and cost inflation, including competition that could impact the effectiveness of our strategies to improve patient referrals and our ability to identify, recruit and retain skilled physical therapists;
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
•risks resulting from the IPO Warrants, Earnout Shares and Vesting Shares being accounted for as liabilities and the changes in fair value affecting our financial results;
•further impairments of goodwill and other intangible assets, which represent a significant portion of our total assets, especially in view of the Company’s recent market valuation;
•our inability to remediate the material weaknesses in internal control over financial reporting related to income taxes and to maintain effective internal control over financial reporting;
•costs related to operating as a public company; and
•risks associated with our efforts and ability to regain and sustain compliance with the listing requirements of our securities on the New York Stock Exchange ("NYSE").
If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-Q are more fully described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2023 and in this Form 10-Q. The risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Form 10-Q describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the business of the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Readers should not place undue reliance on forward-looking statements. The Company undertakes no obligations to publicly update or revise any forward-looking statements after the date they are made or to reflect the occurrence of unanticipated events, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I - FINANCIAL INFORMATION - UNAUDITED
Item 1. Financial Statements

ATI Physical Therapy, Inc.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$63,075	$83,139
Accounts receivable (net of allowance for doubtful accounts of $52,549 and $47,620 at March 31, 2023 and December 31, 2022, respectively)	82,210	80,673
Prepaid expenses	9,373	13,526
Other current assets	6,722	10,040
Assets held for sale	5,469	6,755
Total current assets	166,849	194,133

Property and equipment, net	119,508	123,690
Operating lease right-of-use assets	224,725	226,092
Goodwill, net	286,458	286,458
Trade name and other intangible assets, net	246,398	246,582
Other non-current assets	1,823	2,030
Total assets	$1,045,761	$1,078,985

Liabilities, Mezzanine Equity and Stockholders' Equity:
Current liabilities:
Accounts payable	$10,245	$12,559
Accrued expenses and other liabilities	47,564	53,672
Current portion of operating lease liabilities	51,911	47,676
Liabilities held for sale	1,503	2,614
Total current liabilities	111,223	116,521

Long-term debt, net	534,137	531,600
Warrant liability	296	98
Contingent common shares liability	2,126	2,835
Deferred income tax liabilities	18,948	18,886
Operating lease liabilities	216,396	218,424
Other non-current liabilities	1,821	1,834
Total liabilities	884,947	890,198
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A Senior Preferred Stock, $0.0001 par value; 1.0 million shares authorized; 0.2 million shares issued and outstanding; $1,140.48 stated value per share at March 31, 2023; $1,108.34 stated value per share at December 31, 2022	140,340	140,340
Stockholders' equity:
Class A common stock, $0.0001 par value; 470.0 million shares authorized; 208.7 million shares issued, 199.5 million shares outstanding at March 31, 2023; 207.5 million shares issued, 198.4 million shares outstanding at December 31, 2022	20	20
Treasury stock, at cost, 0.24 million shares and 0.08 million shares at March 31, 2023 and December 31, 2022, respectively	(197)	(146)
Additional paid-in capital	1,380,150	1,378,696
Accumulated other comprehensive income	1,443	4,899
Accumulated deficit	(1,365,781)	(1,339,511)
Total ATI Physical Therapy, Inc. equity	15,635	43,958
Non-controlling interests	4,839	4,489
Total stockholders' equity	20,474	48,447
Total liabilities, mezzanine equity and stockholders' equity	$1,045,761	$1,078,985
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022

Net patient revenue	$150,754	$138,925
Other revenue	16,178	14,897
Net revenue	166,932	153,822

Cost of services:
Salaries and related costs	90,703	87,415
Rent, clinic supplies, contract labor and other	52,878	51,615
Provision for doubtful accounts	4,125	5,105
Total cost of services	147,706	144,135
Selling, general and administrative expenses	30,595	30,024
Goodwill, intangible and other asset impairment charges	—	155,741
Operating loss	(11,369)	(176,078)
Change in fair value of warrant liability	198	(1,677)
Change in fair value of contingent common shares liability	(709)	(24,334)
Interest expense, net	13,936	8,656
Other expense, net	354	2,781
Loss before taxes	(25,148)	(161,504)
Income tax expense (benefit)	62	(23,281)
Net loss	(25,210)	(138,223)
Net income (loss) attributable to non-controlling interests	1,060	(473)
Net loss attributable to ATI Physical Therapy, Inc.	$(26,270)	$(137,750)

Loss per share of Class A common stock:
Basic	$(0.15)	$(0.70)
Diluted	$(0.15)	$(0.70)
Weighted average shares outstanding:
Basic and diluted	204,921	199,971
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
($ in thousands)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022

Net loss	$(25,210)	$(138,223)
Other comprehensive (loss) income:
Cash flow hedges	(3,456)	3,752
Comprehensive loss	(28,666)	(134,471)
Net income (loss) attributable to non-controlling interests	1,060	(473)
Comprehensive loss attributable to ATI Physical Therapy, Inc.	$(29,726)	$(133,998)
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
($ in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	198,357,356	$20	77,026	$(146)	$1,378,696	$4,899	$(1,339,511)	$4,489	$48,447
Vesting of restricted shares distributed to holders of ICUs	37,545	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	1,269,367	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(158,079)	—	158,079	(51)	—	—	—	—	(51)
Non-cash share-based compensation	—	—	—	—	1,454	—	—	—	1,454
Other comprehensive loss	—	—	—	—	—	(3,456)	—	—	(3,456)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(710)	(710)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	1,060	1,060
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(26,270)	—	(26,270)
Balance at March 31, 2023	199,506,189	$20	235,105	$(197)	$1,380,150	$1,443	$(1,365,781)	$4,839	$20,474

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	197,409,964	$20	29,791	$(95)	$1,351,597	$28	$(847,132)	$7,089	$511,507
Issuance of 2022 Warrants	—	—	—	—	19,725	—	—	—	19,725
Vesting of restricted shares distributed to holders of ICUs	75,497	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock awards	40,613	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock awards	(12,824)	—	12,824	(22)	—	—	—	—	(22)
Non-cash share-based compensation	—	—	—	—	1,960	—	—	—	1,960
Other comprehensive income	—	—	—	—	—	3,752	—	—	3,752
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(473)	(473)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(473)	(473)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(137,750)	—	(137,750)
Balance at March 31, 2022	197,513,250	$20	42,615	$(117)	$1,373,282	$3,780	$(984,882)	$6,143	$398,226
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating activities:
Net loss	$(25,210)	$(138,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill, intangible and other asset impairment charges	—	155,741
Depreciation and amortization	9,691	10,111
Provision for doubtful accounts	4,125	5,105
Deferred income tax provision	62	(23,281)
Amortization of right-of-use assets	11,850	11,807
Non-cash share-based compensation	1,454	1,960
Amortization of debt issuance costs and original issue discount	838	660
Non-cash interest expense	1,736	—
Loss on extinguishment of debt	—	2,809
Loss (gain) on disposal and sale of assets	489	(219)
Change in fair value of warrant liability	198	(1,677)
Change in fair value of contingent common shares liability	(709)	(24,334)
Changes in:
Accounts receivable, net	(5,770)	(10,459)
Prepaid expenses and other current assets	4,073	588
Other non-current assets	33	14
Accounts payable	(2,439)	(928)
Accrued expenses and other liabilities	(6,168)	(544)
Operating lease liabilities	(8,476)	(11,555)
Other non-current liabilities	(1)	(37)
Medicare Accelerated and Advance Payment Program Funds	—	(4,269)
Net cash used in operating activities	(14,224)	(26,731)

Investing activities:
Purchases of property and equipment	(5,434)	(8,772)
Proceeds from sale of property and equipment	—	114
Proceeds from sale of clinics	355	—
Net cash used in investing activities	(5,079)	(8,658)

Financing activities:
Proceeds from long-term debt	—	500,000
Deferred financing costs	—	(12,952)
Original issue discount	—	(10,000)
Principal payments on long-term debt	—	(555,048)
Proceeds from issuance of Series A Senior Preferred Stock	—	144,667
Proceeds from issuance of 2022 Warrants	—	20,333
Equity issuance costs and original issue discount	—	(4,935)
Taxes paid on behalf of employees for shares withheld	(51)	(22)
Distribution to non-controlling interest holders	(710)	(473)
Net cash (used in) provided by financing activities	(761)	81,570

Changes in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(20,064)	46,181
Cash and cash equivalents at beginning of period	83,139	48,616
Cash and cash equivalents at end of period	$63,075	$94,797

Supplemental noncash disclosures:
Derivative changes in fair value (1)	$3,456	$(3,752)
Purchases of property and equipment in accounts payable	$1,771	$2,223

Other supplemental disclosures:
Cash paid for interest	$9,563	$3,932
Cash received from hedging activities	$3,418	$—
Cash paid for taxes	$—	$35
(1) Derivative changes in fair value related to unrealized loss (gain) on cash flow hedges, including the impact of reclassifications.
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Note 1. Overview of the Company
ATI Physical Therapy, Inc., together with its subsidiaries (herein referred to as “we,” “the Company,” “ATI Physical Therapy” and “ATI”), is a nationally recognized healthcare company, specializing in outpatient rehabilitation and adjacent healthcare services. The Company provides outpatient physical therapy services under the name ATI Physical Therapy and, as of March 31, 2023, had 909 clinics located in 24 states (as well as 19 clinics under management service agreements). The Company offers a variety of services within its clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services. The Company’s direct and indirect wholly-owned subsidiaries include, but are not limited to, Wilco Holdco, Inc., ATI Holdings Acquisition, Inc. and ATI Holdings, LLC.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company realized benefits under the CARES Act including, but not limited to, the receipt of Medicare Accelerated and Advance Payment Program ("MAAPP") funds and deferral of depositing the employer portion of Social Security taxes, interest-free and penalty-free. During the year ended December 31, 2022, the remaining obligations related to these benefits were applied and repaid. During the three months ended March 31, 2022, the Company applied $4.3 million in MAAPP funds against the outstanding liability at that time.
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

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results the Company expects for the entire year. In addition, the influence of seasonality, changes in payor contracts, changes in rate per visit, changes in referral and visit volumes, strategic transactions, labor market dynamics and wage inflation, changes in laws and general economic conditions in the markets in which the Company operates and other factors impacting the Company's operations may result in any period not being comparable to the same period in previous years.
For further information regarding the Company's accounting policies and other information, the condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023.
Liquidity and going concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within twelve months after the date that these condensed consolidated financial statements are issued.
The Company has negative operating cash flows, operating losses and net losses. For the three months ended March 31, 2023, the Company had cash flows used in operating activities of $14.2 million, operating loss of $11.4 million and net loss of $25.2 million. These results are, in part, due to recent trends experienced by the Company including a tight labor market for available physical therapy and other healthcare providers in the workforce, visit volume softness, decreases in rate per visit and increases in interest costs.
Further, based on current liquidity and projected cash use, the Company anticipates violation of its minimum liquidity covenant under its 2022 Credit Agreement (as defined in Note 8) within the next twelve months following the issuance date of the condensed consolidated financial statements as of and for the period ended March 31, 2023 (refer to Note 8 - Borrowings for further discussion of the 2022 Credit Agreement and related covenants).
These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
In addition, the report of the Independent Registered Public Accounting Firm accompanying the consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Absent an amendment or waiver, the 2022 Credit Agreement provides that the receipt of a report of the Independent Registered Public Accounting Firm containing an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern could be an event of default, subject to certain exceptions. Pursuant to the Transaction Support Agreement, dated as of March 15, 2023, the First Lien Lenders have agreed that, prior to June 15, 2023 (the “Outside Closing Date”), they will forbear in the exercise of any rights, remedies, powers, privileges and defenses under the 2022 Credit Agreement arising on account of a default, alleged default or event of default (if any) resulting from the going concern explanatory paragraph in the report of the Independent Registered Public Accounting Firm accompanying the consolidated financial statements for the year ended December 31, 2022. However, if the Transaction (as defined and for which the terms are further described in Note 8) is not consummated on its terms or at all, the First Lien Lenders could claim that a default or event of default has occurred under the 2022 Credit Agreement. If such claim is not waived by the First Lien Lenders and the Company is unsuccessful in disputing any such claims (including with respect to the applicability of one of the enumerated exceptions to the 2022 Credit Agreement requirement), the Company could be considered to have an event of default after the expiration of the applicable cure periods.

In the event of a default, all amounts outstanding under the 2022 Credit Facility, together with any accrued interest, could then be declared immediately due and payable and could be reclassified to current in the Company's condensed consolidated financial statements for the period. A default on our obligations and an acceleration of our indebtedness by our lenders would have a material adverse impact on our business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
In response to these conditions, management plans include improving operating results and cash flows and refinancing the Company's debt under its 2022 Credit Agreement.
The Company's plan to improve operating results and cash flow is dependent upon its ability to achieve its business plan to increase clinical staffing levels, improve clinician productivity, control costs and capital expenditures, increase patient visit volumes and referrals and stabilize rate per visit. There can be no assurance that it will be successful in any of these respects.
In order to refinance the Company’s debt under its 2022 Credit Agreement, the Company has agreed, subject to stockholder approval of the Transaction (as defined and for which the terms are further described in Note 8), to (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien PIK convertible notes (the “Notes”) and (B) shares of Series B Preferred Stock (as defined in Note 8), which will provide the holder thereof with voting rights such that the holders thereof will have the right to vote on an as-converted basis, (ii) facilitate the exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Agreement held by certain of the Preferred Equityholders for Notes and Series B preferred Stock and (iii) agree to certain other changes to the terms of the 2022 Credit Agreement, including modifications of the financial covenants thereunder. Holders of the Notes will also receive additional Notes upon the in-kind payment of interest on any outstanding Notes. The Notes will be convertible into shares of Class A common stock at a fixed conversion price.
If the Company does not consummate the Transaction on a timely basis as further described in Note 8 or otherwise access additional financing, the Company will need to consider other alternatives, including pursuing separate amendments to or waivers of the minimum liquidity covenant, the requirement to deliver audited financial statements without certain going concern qualifications, and other requirements under the 2022 Credit Agreement, as well as raising funds from other sources, obtaining alternate financing, disposal of assets, or pursuing other strategic alternatives to improve its liquidity position and business results. There can be no assurance that the Company will be successful in completing the Transaction or accessing such alternative options or financing when needed. Failure to do so could have a material adverse impact on our business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.

Management plans have not been fully implemented and, as a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Segment reporting
The Company reports segment information based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. All of the Company’s operations are conducted within the United States. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment.
Cash, cash equivalents and restricted cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less when issued. Restricted cash consists of cash held as collateral in relation to the Company's corporate card agreement. Restricted cash included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, and our condensed consolidated statements of cash flows for the three months ended March 31, 2023 was $0.8 million.
Recently adopted accounting guidance
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers, which provides guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. This ASU is effective for the Company on January 1, 2023, with early adoption permitted, and shall be applied on a prospective basis to business combinations that occur on or after the adoption date. The Company adopted this new accounting standard effective January 1, 2023. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
Note 3. Divestitures
Clinics held for sale
During the fourth quarter of 2022, the Company classified the assets and liabilities of certain clinics as held for sale as a result of the Company's decision to sell the clinics. The divestiture transactions are anticipated to be completed within twelve months. The clinics did not meet the criteria to be classified as discontinued operations. During the first quarter of 2023, the Company completed a portion of its anticipated divestiture transactions, which were immaterial.

Major classes of assets and liabilities classified as held for sale as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable, net	$594	$486
Prepaid expenses	20	23
Property and equipment, net	403	1,113
Operating lease right-of-use assets	1,251	1,929
Goodwill, net	3,192	3,192
Other non-current assets	9	12
Total assets held for sale	$5,469	$6,755

Accounts payable	$8	$22
Accrued expenses and other liabilities	80	201
Current portion of operating lease liabilities	376	685
Operating lease liabilities	1,039	1,706
Total liabilities held for sale	$1,503	$2,614
Note 4. Revenue from Contracts with Customers
The following table disaggregates net revenue by major service line for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net patient revenue	$150,754	$138,925
ATI Worksite Solutions (1)	9,201	8,651
Management Service Agreements (1)	3,725	3,155
Other revenue (1)	3,252	3,091
	$166,932	$153,822
(1)ATI Worksite Solutions, Management Service Agreements and Other revenue are included within other revenue on the face of the condensed consolidated statements of operations.
The following table disaggregates net patient revenue for each associated payor class as a percentage of total net patient revenue for the periods indicated below:

	Three Months Ended
	March 31, 2023	March 31, 2022
Commercial	58.1%	56.8%
Government	23.6%	23.6%
Workers’ compensation	12.0%	13.2%
Other (1)	6.3%	6.4%
	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury.

Note 5. Goodwill, Trade Name and Other Intangible Assets
Changes in the carrying amount of goodwill consisted of the following (in thousands):

Goodwill at December 31, 2022 (1)	$286,458
Impairment charges (2)	—
Goodwill at March 31, 2023	$286,458
(1) Net of accumulated impairment losses of $1,045.7 million.
(2) The Company did not note any triggering events during the three months ended March 31, 2023 that resulted in the recording of an impairment loss.
The table below summarizes the Company’s carrying amount of trade name and other intangible assets at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Gross intangible assets:
ATI trade name (1)	$245,000	$245,000
Non-compete agreements	2,395	2,395
Other intangible assets	640	640
Accumulated amortization:
Accumulated amortization – non-compete agreements	(1,299)	(1,126)
Accumulated amortization – other intangible assets	(338)	(327)
Total trade name and other intangible assets, net	$246,398	$246,582
(1) Not subject to amortization.
Amortization expense for the three months ended March 31, 2023 and 2022 was immaterial. The Company estimates that amortization expense related to intangible assets is expected to be immaterial over the next five fiscal years and thereafter.
Interim impairment testing during 2022
During the quarter ended March 31, 2022, the Company identified an interim triggering event as a result of factors including potential changes in discount rates and decreases in share price. The Company determined that the combination of these factors constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets.
As it was determined that it was more likely than not that the fair value of our trade name indefinite-lived intangible asset was below its carrying value, the Company performed an interim quantitative impairment test as of the March 31, 2022 balance sheet date. The Company utilized the relief from royalty method to estimate the fair value of the trade name indefinite-lived intangible asset. The key assumptions associated with determining the estimated fair value included projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate. As a result of the analysis, during the three months ended March 31, 2022, the Company recognized a $39.4 million non-cash interim impairment in goodwill, intangible and other asset impairment charges in its condensed consolidated statements of operations, which represented the difference between the estimated fair value of the Company’s trade name indefinite-lived intangible asset and its carrying value.
The Company evaluated its long-lived asset groups, including operating lease right-of-use assets that were evaluated based on clinic-specific cash flows and clinic-specific market factors, noting no material impairment.

As it was determined that it was more likely than not that the fair value of our single reporting unit was below its carrying value, the Company performed an interim quantitative impairment test with respect to goodwill. In order to determine the fair value of our single reporting unit, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value included projected revenue growth rates, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, the terminal growth rate, the discount rate and relevant market multiples. As a result of the analysis, during the three months ended March 31, 2022, the Company recognized a $116.3 million non-cash interim impairment in goodwill, intangible and other asset impairment charges in its condensed consolidated statements of operations, which represented the difference between the estimated fair value of the Company’s single reporting unit and its carrying value.
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
Note 6. Property and Equipment
Property and equipment consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Equipment	$38,170	$38,102
Furniture and fixtures	17,334	17,215
Leasehold improvements	192,162	191,182
Automobiles	19	19
Computer equipment and software	103,954	102,651
Construction-in-progress	4,021	3,727
	355,660	352,896
Accumulated depreciation and amortization	(236,152)	(229,206)
Property and equipment, net (1)	$119,508	$123,690
(1) Excludes $0.4 million and $1.1 million reclassified as held for sale as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 3 - Divestitures for additional information.

The following table presents the amount of depreciation and amortization expense related to property and equipment recorded in rent, clinic supplies, contract labor and other and selling, general and administrative expenses in the Company’s condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Rent, clinic supplies, contract labor and other	$6,458	$7,086
Selling, general and administrative expenses	3,049	2,835
Total depreciation expense	$9,507	$9,921
Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Salaries and related costs	$16,786	$28,949
Accrued professional fees	7,948	5,551
Credit balances due to patients and payors	6,734	6,117
Accrued interest	6,089	762
Accrued contract labor	2,685	4,483
Accrued occupancy costs	2,350	2,410
Other payables and accrued expenses	4,972	5,400
Total	$47,564	$53,672

Note 8. Borrowings
Long-term debt consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Senior Secured Term Loan (1, 2) (due February 24, 2028)	$505,217	$503,481
Revolving Loans (3) (due February 24, 2027)	48,200	48,200
Less: unamortized debt issuance costs	(10,693)	(11,137)
Less: unamortized original issue discount	(8,587)	(8,944)
Total debt, net	534,137	531,600
Less: current portion of long-term debt	—	—
Long-term debt, net	$534,137	$531,600
(1) Interest rate of 12.6% and 12.1% at March 31, 2023 and December 31, 2022, respectively, with interest payable in designated installments at a variable interest rate. The effective interest rate for the Senior Secured Term Loan was 13.7% and 13.1% at March 31, 2023 and December 31, 2022, respectively.
(2) Beginning in the third quarter of 2022, the Company elected to pay a portion of its interest in-kind on its Senior Secured Term Loan by capitalizing and adding such interest to the principal amount of the debt. As of March 31, 2023, the Company recognized paid in-kind interest in the amount of $5.2 million.
(3) Interest rate of 8.8% and 8.3% at March 31, 2023 and December 31, 2022, respectively, with interest payable in designated installments at a variable interest rate.
2022 Credit Agreement
On February 24, 2022 (the "Refinancing Date"), the Company entered into various financing arrangements to refinance its previous long-term debt (the "2022 Debt Refinancing"). As part of the 2022 Debt Refinancing, ATI Holdings Acquisition, Inc. (the "Borrower"), an indirect subsidiary of ATI Physical Therapy, Inc., entered into a credit agreement among the Borrower, Wilco Intermediate Holdings, Inc. ("Holdings"), as loan guarantor, Barclays Bank PLC, as administrative agent and issuing bank, and a syndicate of lenders (the "2022 Credit Agreement"). The 2022 Credit Agreement provides a $550.0 million credit facility (the "2022 Credit Facility") that is comprised of a $500.0 million senior secured term loan (the "Senior Secured Term Loan") which was fully funded at closing and a $50.0 million "super priority" senior secured revolver (the "Revolving Loans") with a $10.0 million letter of credit sublimit.
The 2022 Credit Facility refinanced and replaced the Company's prior credit facility for which Barclays Bank PLC served as administrative agent for a syndicate of lenders. The Company paid $555.0 million to settle its previous term loan (the "2016 first lien term loan"). The Company accounted for the transaction as a debt extinguishment and recognized $2.8 million in loss on debt extinguishment during the three months ended March 31, 2022 related to the derecognition of the remaining unamortized deferred financing costs and unamortized original issue discount in conjunction with the debt repayment. The loss on debt extinguishment associated with the repayment of the 2016 first lien term loan has been reflected in other expense (income), net in the condensed consolidated statements of operations.
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

The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company may elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The Company elected to pay a portion of its interest in-kind beginning in the third quarter of 2022. As of March 31, 2023, borrowings on the Senior Secured Term Loan bear interest at 3-month SOFR, subject to a 1.0% floor, plus 7.25% plus the 0.5% paid-in-kind interest premium.
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. In December 2022, the Company drew $48.2 million in Revolving Loans. As of March 31, 2023, $48.2 million in Revolving Loans were outstanding and bearing interest at 3-month SOFR plus a credit spread of 4.1%.
The Company capitalized issuance costs of $0.5 million related to the Revolving Loans. Unamortized issuance costs of $0.2 million related to the revolving loans under the 2016 credit agreement were added to the balance of unamortized issuance costs to be amortized over the term of the Revolving Loans pursuant to debt extinguishment accounting guidance. Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans were $0.6 million as of March 31, 2023, and $0.6 million as of December 31, 2022.
The 2022 Credit Facility is guaranteed by certain of the Company’s subsidiaries and is secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions.
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. The financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2024. Additionally, beginning in the second quarter of 2024, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 7.00:1.00. The net leverage ratio covenant decreases in the third quarter of 2024 to 6.75:1.00 and further decreases in the first quarter of 2025 to 6.25:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of March 31, 2023, the Company is in compliance with its minimum liquidity financial covenant.
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
The Company had letters of credit totaling $1.8 million and $1.8 million under the letter of credit sub-facility on the revolving credit facility as of March 31, 2023 and December 31, 2022, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.
Aggregate maturities of long-term debt at March 31, 2023 are as follows (in thousands):

2023 (remainder of year)	$—
2024	—
2025	—
2026	—
2027	48,200
Thereafter	505,217
Total future maturities	553,417
Unamortized original issue discount and debt issuance costs	(19,280)
Total debt, net	$534,137
Amended and Restated Transaction Support Agreement
On April 17, 2023, the Company entered into (i) an Amended and Restated Transaction Support Agreement (the "A&R TSA") to that certain Transaction Support Agreement, dated as of March 15, 2023, by and among the Company and certain of the Company’s affiliates, certain of its first lien lenders under the 2022 Credit Agreement (the “First Lien Lenders”), the administrative agent under the 2022 Credit Agreement, holders of its Series A Senior Preferred Stock (the “Preferred Equityholders”) and holders of the majority of its common stock (collectively, the “Parties”), (ii) Amendment No. 2 (the “Credit Agreement Amendment”) to the Company’s Credit Agreement, dated as of February 24, 2022, by and among the Borrower, Holdings, as loan guarantor, Barclays Bank PLC, as administrative agent and issuing bank, and the lenders party thereto (the “2022 Credit Agreement” and together with the Credit Agreement Amendment, the “Credit Agreement”), (iii) a Second Lien Note Purchase Agreement (the “Note Purchase Agreement”), by and among the Company, Wilco Holdco, Inc. (“Wilco”), Holdings, the Borrower, the purchasers from time to time party thereto (the “Purchasers”) and Wilmington Savings Fund Society, FSB, as purchaser representative and (iv) certain other definitive agreements relating to the comprehensive transaction to enhance the Company’s liquidity (the “Transaction,” and such documents referred to collectively as the “Signing Date Definitive Documents”).

Transaction Support Agreement
The A&R TSA sets forth the principal terms of a comprehensive transaction to enhance the Company’s liquidity. Pursuant to the A&R TSA, the Company and the Parties agreed to and appended thereto substantially final forms of the remaining definitive documents (together with the Signing Date Definitive Documents, the “Definitive Documents”) and subject to the terms and conditions thereof, the Parties have agreed to support, act in good faith and take all steps reasonably necessary and desirable to consummate the transactions referenced therein by the Outside Closing Date. Specifically, the Company has agreed, subject to stockholder approval of the Transaction, to a delayed draw new money financing in which the Company (i) may cause to be issued to the Purchasers an aggregate principal amount of $25.0 million (the “Delayed Draw Amounts”) in the form of a new stapled security, comprised of (A) second lien PIK convertible notes (the “Notes”) and (B) shares of Series B Preferred Stock (the "Series B Preferred Stock"), which will provide the holder thereof with voting rights such that the holders thereof will have the right to vote on an as-converted basis as if the conversion occurred at an initial price per share equal to the average closing price for the five trading days immediately preceding the date on which the Note Purchase Agreement was signed (the “NYSE Minimum Price”), (ii) will facilitate the exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Agreement held by certain of the Preferred Equityholders for Notes and Series B Preferred Stock and (iii) will agree to certain other changes to the terms of the 2022 Credit Agreement, including modifications of the financial covenants thereunder. Holders of the Notes will also receive additional Notes upon the in-kind payment of interest on any outstanding Notes. The Notes will be convertible into shares of Class A common stock, par value $0.0001 per share, of the Company (“Common Stock”) at a fixed conversion price of $0.25 (subject to adjustment as provided in the Note Purchase Agreement, the “Conversion Price”).
In addition, as part of the Transaction, (1) the Preferred Equityholders’ preexisting rights as holders of the Company’s Series A Senior Preferred Stock to designate and elect one director to the Company’s board of directors (the “Board”) will be revised to provide that (a) the Preferred Equityholders have the right to appoint three additional directors to the Board (resulting in the right of the Preferred Equityholders to appoint a total of four directors to the Board) until such time after the closing date of the Transaction (the "Closing Date") that the Lead Purchaser (in each case, as defined in certain of the transaction agreements entered into in connection with the original issuance of the Series A Preferred Stock) ceases to hold at least 50.1% of the Series A Preferred Stock held by it as of the Closing Date, one of whom must be unaffiliated with (and independent of) the Preferred Equityholders and who must meet the definition of “independent” under the listing standards of the New York Stock Exchange, and by the SEC; and (b) all such designee directors of the Preferred Equityholders will be subject to consideration by the Board (acting in good faith and consistent with their review of other Board candidates) and (2) the provision in the certificate of designation of the Company’s Series A Senior Preferred Stock that eliminated the Preferred Equityholders’ director designation rights upon the Company’s achievement of certain amounts of EBITDA will be deleted (and the equivalent provision in that certain Investors’ Rights Agreement, dated as of February 24, 2022, by and among the Company and the Preferred Equityholders listed therein, will also be deleted).
In addition, the A&R TSA contains certain representations, warranties and other agreements by the Company and the Parties. The Company’s and the Parties’ obligations under the A&R TSA are, and the closing of the Transaction is, subject to various customary terms and conditions set forth therein, including the execution and delivery of definitive documentation and approval by the Company’s stockholders.

Credit Agreement Amendment
The Credit Agreement Amendment provides, among other things, (i) a reduction of the thresholds applicable to the minimum liquidity financial covenant under the 2022 Credit Agreement for certain periods, (ii) a waiver of the requirement to comply with the Secured Net Leverage Ratio financial covenant under the 2022 Credit Agreement for the fiscal quarters ending June 30, 2024, September 30, 2024 and December 31, 2024 and a modification of the levels and certain component definitions applicable thereto in the fiscal quarters ending after December 31, 2024, (iii) an extension of the minimum liquidity financial covenant for the fiscal quarters in which the Secured Net Leverage Ratio financial covenant was waived, (iv) a waiver of the requirement for the Company to deliver audited financial statements without certain going concern qualifications for the years ended December 31, 2022, December 31, 2023, and December 31, 2024, (v) an increase in the interest rate payable on the existing term loans and revolving loans until the achievement of a specified financial metric and (vi) board representation and observer rights and other changes to the governance of the Company.
Note Purchase Agreement and Series B Preferred Stock
The Note Purchase Agreement contains customary representations, warranties, conditions and indemnification obligations by each party thereto. The representation, warranties and covenants contained therein were made only for the purposes of the Note Purchase Agreement, and as of specific dates, were solely for the benefit of the parties to such agreement and are subject to certain limitations set forth therein.
Draws. Draws on the Delayed Draw Amounts will be available beginning immediately on the Closing Date and ending on the date that is 18 months after the Closing Date, the Company may request either (i) two draws in an amount of $12.5 million each, or (ii) one draw in an amount of $25.0 million, subject in each case to, (a) projected liquidity at any time during the 6-month period following the date of the relevant draw being below either (i) $20 million or (ii) the prevailing minimum liquidity covenant threshold, as determined by reference to the Credit Agreement and (b) the consent of at least a majority of the disinterested directors on our Board. The Note Purchase Agreement also provides, subject to certain conditions (including the receipt of commitments therefor) and consent rights outlined in the Note Purchase Agreement for the ability of the Company to issue up to an additional $150.0 million in Notes. Proceeds of the Notes may be used for general corporate purposes, subject to certain exceptions.
Interest. The Notes will bear interest at a rate of 8.00% per annum, payable quarterly in-kind in the form of additional Notes by capitalizing the amount of such interest on the outstanding principal balance of the Notes in arrears on each interest payment date.
Maturity. The Notes will mature on August 24, 2028, unless earlier repurchased or converted.
Conversion. The Notes may be converted, in whole or in part (if the portion to be converted is $1,000 principal amount or an integral multiple thereof), at the option of the holder, into shares of Common Stock based on the Conversion Price.
Forced Conversion. On or after the second anniversary of the Closing Date, the Company may, at its option, from time to time, elect to convert a portion of the outstanding Notes into the number of shares of Common Stock issuable upon conversion based on the Conversion Price then in effect, subject in each case to the satisfaction of the conditions contained in the Note Purchase Agreement.

Adjustments to Conversion Price. The Conversion Price is subject to adjustment as a result of certain events including, but not limited to, certain issuances of Common Stock as a dividend or distribution, issuances of rights, options or warrants to purchase Common Stock at a price per share less than the average closing price per share of Common Stock for the ten trading days preceding the date of announcement of such issuance, effecting a share split or combination of the shares of Common Stock, issuance of a cash dividend or distribution and other issuances for a consideration per share less than the Conversion Price.
Guarantees; Collateral; Ranking. The Notes will be guaranteed by Wilco, Holdings, the Borrower, and the subsidiaries of ATI Holdings Acquisition, Inc. that guaranty the obligations under the Credit Agreement. The Notes will be secured by the same collateral that secures the obligations under the Credit Agreement.
Pursuant to the terms of an intercreditor and subordination agreement, the Notes (and the guarantees thereof) will rank junior in right of payment to the obligations under the Credit Agreement, and the liens on the collateral securing the Notes will rank junior to the liens on such collateral securing the obligations under the Credit Agreement.
Other Covenants. The Note Purchase Agreement includes affirmative and negative covenants (other than financial covenants) that are substantially consistent with the Credit Agreement, as well as customary events of default.
Voting. The Company will issue to each holder of Notes shares of Series B Preferred Stock in an amount equal to the quotient (rounded down to the nearest whole number) obtained by dividing (A) the amount paid by such holder to the Company for the Notes by (B) $1,000, resulting in more votes per share of Series B Preferred Stock than one share of Common Stock. Notwithstanding that one share of Series B Preferred Stock shall represent more votes than one share of Common Stock, the holders of shares of Series B Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any stockholders' meeting in accordance with the bylaws of the Company, shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. Fractional votes shall not, however, be permitted, and any fractional voting rights available on an as-converted basis (after aggregating all shares into which shares of Series B Preferred Stock held by each holder could be converted) shall be rounded down to the nearest whole share of Series B Preferred Stock.
The Series B Preferred Stock shall not have any dividend or redemption rights and, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, after satisfying any senior payment obligations and before any payment in respect of any Common Stock, an amount per share of Series B Preferred Stock equal to $0.0001.
The Series B Preferred Stock shall be governed in all respects by Delaware law.
The Transaction is subject to the execution of the Definitive Documents, as well as customary closing conditions. In addition, the closing of the Transaction and the matters contemplated by each of the A&R TSA, Credit Agreement Amendment and Note Purchase Agreement, are subject in each case to approval by the Company’s stockholders.
There is no assurance that the Transaction will be consummated on the terms as described above, on a timely basis or at all.

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
ATI 2021 Equity Incentive Plan
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which it may grant equity interests of ATI Physical Therapy, Inc., in the form of stock options, stock appreciation rights, restricted stock awards and restricted stock units, to members of management, key employees and independent directors of the Company and its subsidiaries. The Compensation Committee is authorized to make grants and to make various other decisions under the 2021 Plan. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 21.3 million. The Company intends to amend, subject to stockholder approval, the 2021 Plan to increase the share reserve by 37.0 million Class A common shares. If approved, approximately 12.0 million shares would have been available for future grant as of March 31, 2023.
2023 grants
During the three months ended March 31, 2023, the Company granted restricted stock units ("RSUs") to certain employees and independent directors of the Company, which are subject to stockholder approval of an increase to the share reserve under the 2021 Plan. For the three months ended March 31, 2023, approximately 36.3 million RSUs were granted under the 2021 Plan. The weighted-average grant date fair values related to the RSUs granted were $0.34.
As of March 31, 2023, the unrecognized compensation expense related to outstanding RSUs was $16.6 million, to be recognized over a weighted-average period of 2.6 years.
Total non-cash share-based compensation expense recognized in the three months ended March 31, 2023 was approximately $1.5 million.
Note 10. Mezzanine and Stockholders' Equity
ATI Physical Therapy, Inc. Series A Senior Preferred Stock
In connection with the 2022 Debt Refinancing, the Company issued 165,000 shares of non-convertible preferred stock (the "Series A Senior Preferred Stock") plus 5.2 million warrants to purchase shares of the Company's common stock at an exercise price of $3.00 per share (the "Series I Warrants") and warrants to purchase 6.3 million shares of the Company's common stock at an exercise price equal to $0.01 per share (the "Series II Warrants"). The shares of the Series A Senior Preferred Stock have a par value of $0.0001 per share and an initial stated value of $1,000 per share, for an aggregate initial stated value of $165.0 million. The Company is authorized to issue 1.0 million shares of preferred stock per the Certificate of Designation. As of March 31, 2023, there was 0.2 million shares of Series A Senior Preferred Stock issued and outstanding.

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
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid in-kind dividends related to the Series A Preferred Stock were $5.3 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the accumulated paid in-kind dividends related to the Series A Preferred Stock were $23.2 million and the aggregate stated value was $188.2 million.
Changes in the aggregate stated value and stated value per share of the Series A Senior Preferred Stock consisted of the following (in thousands, except per share data):

	March 31, 2023	December 31, 2022
Aggregate stated value, beginning of period	$182,876	$165,000
Paid in-kind dividends(1)	5,303	17,876
Aggregate stated value, end of period	$188,179	$182,876

Preferred shares issued and outstanding, end of period	165	165

Stated value per share, end of period	$1,140.48	$1,108.34
(1) Changes in the stated value for the year ended December 31, 2022 represent changes since the Refinancing Date, which is when the Series A Senior Preferred Stock was issued and established.

The Company has the right to redeem the Series A Senior Preferred Stock, in whole or in part, at any time (subject to certain limitations on partial redemptions). The Redemption Price for each share of Series A Senior Preferred Stock is equal to the stated value subject to certain price adjustments depending on when such optional redemption takes place, if at all.
The Series A Senior Preferred Stock is perpetual and is not mandatorily redeemable at the option of the holders, except upon the occurrence of a Mandatory Redemption Event. Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price. Because the Series A Senior Preferred Stock is mandatorily redeemable contingent on certain events outside the Company’s control, such as a change in control, the Series A Senior Preferred Stock is classified as mezzanine equity in the Company's condensed consolidated balance sheets. Based on the Company’s assessment of the conditions which would trigger the redemption of the Series A Senior Preferred Stock, the Company has determined that the Series A Senior Preferred Stock is neither currently redeemable nor probable of becoming redeemable. Because the Series A Senior Preferred Stock is classified as mezzanine equity and is not considered redeemable or probable of becoming redeemable, the paid in-kind dividends that are added to the stated value do not impact the carrying value of the Series A Senior Preferred Stock in the Company’s condensed consolidated balance sheets. Should the Series A Senior Preferred Stock become probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount accordingly at the end of each reporting period. As of March 31, 2023, the redemption value of the Series A Senior Preferred Stock was $188.2 million, which is the stated value.
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

2022 Warrants
In connection with the Preferred Stock Financing, the Company agreed to issue to the preferred stockholders the Series I Warrants entitling the holders thereof to purchase 5.2 million shares of the Company's common stock at an exercise price equal to $3.00 per share, exercisable for 5 years from the Refinancing Date; and the Series II Warrants entitling holders thereof to purchase 6.3 million shares of the Company's common stock, at an exercise price equal to $0.01 per share, exercisable for 5 years from the Refinancing Date (collectively, the "2022 Warrants"). Such number of shares of common stock purchasable pursuant to the 2022 Warrant Agreement and related exercise prices may be adjusted from time to time under certain scenarios as set forth in the 2022 Warrant Agreement, which relate to potential changes in the Company's capital structure.
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
Class A common stock
The Company is authorized to issue 470.0 million shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At March 31, 2023, there were 208.7 million shares of Class A common stock issued and 199.5 million shares outstanding.
As of March 31, 2023, shares of Class A common stock reserved for potential future issuance, on an as-if converted basis, were as follows (in thousands):

March 31, 2023
Shares available for grant under the 2021 Plan(1)	12,041
2021 Plan share-based awards outstanding(2)	44,239
Earnout Shares reserved	15,000
2022 Warrants outstanding	11,498
IPO Warrants outstanding	9,867
Vesting Shares reserved(3)	8,625
Restricted shares(3)	364
Total shares of common stock reserved	101,634
(1) Represents shares of Class A common stock available for grant if the proposed increase to 2021 Plan share reserve and 2023 grants are approved by stockholders. Refer to Note 9 - Share-Based Compensation for further details.
(2) Represents share-based awards outstanding under the 2021 Plan if the proposed increase to 2021 Plan share reserve and 2023 grants are approved by stockholders. Refer to Note 9 - Share-Based Compensation for further details.

(3) Represents shares of Class A common stock legally issued, but not outstanding, as of March 31, 2023.
Treasury stock
During the three months ended March 31, 2023, the Company net settled 0.16 million shares of its Class A common stock related to employee tax withholding obligations associated with the Company's share-based compensation program. These shares are reflected at cost as treasury stock in the condensed consolidated financial statements. As of March 31, 2023, there were 0.24 million shares of treasury stock totaling $0.2 million recognized in the condensed consolidated balance sheets.
Note 11. IPO Warrant Liability
The Company has outstanding public warrants to purchase an aggregate of 6.9 million shares of the Company’s Class A common stock at an exercise price of $11.50 per share ("Public Warrants") and outstanding private placement warrants to purchase an aggregate of 3.0 million shares of the Company's Class A common stock at an exercise price of $11.50 per share ("Private Placement Warrants") (collectively, the "IPO Warrants"). There were no IPO Warrants exercised during the three months ended March 31, 2023.
The Company accounts for its outstanding IPO Warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the IPO Warrants do not meet the criteria for equity treatment thereunder. As such, each IPO Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date. Refer to Note 13 - Fair Value Measurements for further details. Changes in fair value are recognized in change in fair value of warrant liability in the Company’s condensed consolidated statements of operations.
The following table presents the change in the fair value of Private Placement Warrants that is recognized in change in fair value of warrant liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Fair value, beginning of period	$29	$1,305
Increase (decrease) in fair value	60	(504)
Fair value, end of period	$89	$801
The following table presents the changes in the fair value of the Public Warrants that is recognized in change in fair value of warrant liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Fair value, beginning of period	$69	$3,036
Increase (decrease) in fair value	138	(1,173)
Fair value, end of period	$207	$1,863

Note 12. Contingent Common Shares Liability
Earnout Shares
Subject to the terms and conditions of the merger agreement between Wilco Holdco, Inc. and Fortress Value Acquisition Corp. II (herein referred to as "FAII" and "FVAC"), certain stockholders of Wilco Holdco, Inc. were provided the contingent right to receive, in the aggregate, up to 15.0 million shares of Class A common stock if, from the closing of the Company's business combination with FAII until the 10th anniversary thereof, the dollar volume-weighted average price (“VWAP”) of Class A common stock exceeds certain thresholds (the "Earnout Shares"). The Earnout Shares vest in three equal tranches of 5.0 million shares each if the VWAP of Class A common stock exceeds $12.00, $14.00 and $16.00 per share, respectively, over the designated period of time.
The Earnout Shares are subject to acceleration in the event of a sale or other change in control if the holders of Class A common stock would receive a per share price in excess of the applicable Earnout Shares price target. The Company accounts for the potential Earnout Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s condensed consolidated statements of operations. As of March 31, 2023, no Earnout Shares have been issued as none of the corresponding share price thresholds have been met.
The following table presents the changes in the fair value of the Earnout Shares that is recognized in change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Fair value, beginning of period	$1,800	$28,800
Decrease in fair value	(450)	(15,450)
Fair value, end of period	$1,350	$13,350
Refer to Note 13 - Fair Value Measurements for further details.
Vesting Shares
Subject to the terms and conditions of the sponsor letter agreement that was executed in connection with the merger agreement between Wilco Holdco, Inc. and FAII, 8.6 million shares of Class F common stock of FAII outstanding immediately prior to the Company's business combination with FAII converted to potential Class A common shares and became subject to vesting and forfeiture provisions (the "Vesting Shares"). The Vesting Shares vest in three equal tranches of 2.9 million shares each if the VWAP of Class A common stock exceeds $12.00, $14.00 and $16.00 per share, respectively, over the designated period of time. The Vesting Shares are subject to acceleration in the event of a sale or other change in control if the holders of Class A common stock would receive a per share price in excess of the applicable Vesting Shares price target.
The Company accounts for the Vesting Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s condensed consolidated statements of operations. As of March 31, 2023, no Vesting Shares are outstanding as none of the corresponding share price thresholds have been met.

The following table presents the changes in the fair value of the Vesting Shares that is recognized in change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Fair value, beginning of period	$1,035	$16,560
Decrease in fair value	(259)	(8,884)
Fair value, end of period	$776	$7,676
Refer to Note 13 - Fair Value Measurements for further details.
Note 13. Fair Value Measurements
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
As of March 31, 2023 and December 31, 2022, respectively, the recorded values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these items. Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices. As of March 31, 2023 and December 31, 2022, respectively, the fair value of money market fund investments included in cash and cash equivalents was zero and $30.0 million.
The Company's Senior Secured Term Loan and Revolving Loans are Level 2 fair value measures which have variable interest rates and, as of March 31, 2023, the recorded amounts approximate fair value. The Company utilizes the market approach valuation technique based on interest rates and credit data that are currently available to the Company for issuance of debt with similar terms or maturities.
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
The key inputs into the Monte-Carlo option pricing model were as follows as of March 31, 2023 and December 31, 2022 for the respective Level 3 instruments:

	Earnout Shares		Vesting Shares
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Risk-free interest rate	3.49%	3.88%	3.49%	3.88%
Volatility	77.30%	74.60%	77.30%	74.60%
Dividend yield	—%	—%	—%	—%
Expected term (years)	8.2	8.5	8.2	8.5
Share price	$0.25	$0.31	$0.25	$0.31
Refer to Note 12 - Contingent Common Shares Liability for further details on the change in fair value of the Earnout Shares and Vesting Shares.
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
The Company records derivatives on the balance sheet at fair value, which represents the estimated amounts it would receive or pay upon termination of the derivative prior to the scheduled expiration date. The fair value is derived from model-driven information based on observable Level 2 inputs, such as the London InterBank Offered Rate ("LIBOR") or SOFR forward rates. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.

The following table presents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022, respectively (in thousands):

Cash Flow Hedges
Balance as of December 31, 2022	$4,899
Unrealized loss recognized in other comprehensive income before reclassifications	(99)
Reclassification to interest expense, net	(3,357)
Balance as of March 31, 2023	$1,443

Balance as of December 31, 2021	$28
Unrealized gain recognized in other comprehensive income before reclassifications	3,681
Reclassification to interest expense, net	71
Balance as of March 31, 2022	$3,780
The following table presents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Other current assets	$1,708	—	$5,028	—
Other non-current assets	—	—	—	—
Accrued expenses and other liabilities	—	—	—	—
Other non-current liabilities	—	$237	—	$73
Note 14. Income Taxes
The effective tax rate and income tax expense for the three months ended March 31, 2023 were (0.2)% and $0.1 million, compared to an effective tax rate and income tax benefit of 14.4% and $23.3 million for the three months ended March 31, 2022.
The effective tax rate for the three months ended March 31, 2023 was estimated based on full-year 2023 forecast. The estimated effective tax rate was different than the statutory rate primarily due to the recognition of valuation allowances against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain. The estimated effective tax rate applicable to year-to-date losses as adjusted for discrete items including nontaxable fair value adjustments related to liability-classified share-based instruments, resulted in a tax expense of $0.1 million for the three months ended March 31, 2023.
The effective tax rate for the three months ended March 31, 2022 was estimated based on full-year 2022 forecast. The estimated effective tax rate was different than the statutory rate primarily due to book impairment of goodwill. There was no tax basis established in a significant component of the goodwill impaired. As a result, the impairment had a substantial permanent impact on the effective tax rate. The estimated effective tax rate applicable to year-to-date losses as adjusted for discrete items resulted in a tax benefit of $23.3 million for the three months ended March 31, 2022.

In evaluating the Company's ability to recover deferred income tax assets, all available positive and negative evidence is considered, including scheduled reversal of deferred tax liabilities, operating results and forecasts of future taxable income in each of the jurisdictions in which the Company operates. As of March 31, 2023, the Company determined that a significant portion of its federal and state net operating loss carryforwards with definite and certain indefinite carryforward periods and certain deferred tax assets are not more likely than not to be realized based on the weight of available evidence. As a result, the Company did not record a tax benefit against its current year losses due to the continued need for a valuation allowance.
Note 15. Leases
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
Lease costs are included as components of cost of services and selling, general and administrative expenses on the condensed consolidated statements of operations. Lease charges related to ROU asset impairments are included in goodwill, intangible and other asset impairment charges on the condensed consolidated statements of operations. Lease costs incurred by lease type were as follows for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Lease cost
Operating lease cost	$16,689	$16,703
Variable lease cost (1)	5,362	5,205
Total lease cost (2)	$22,051	$21,908
(1) Includes short term lease costs, which are immaterial.
(2) Sublease income was immaterial.
During the three months ended March 31, 2023 and 2022, the Company modified the lease terms for a significant number of its real estate leases, primarily related to lease term extensions and renewals in the normal course of business. Modifications during the years ended March 31, 2023 and 2022 resulted in an increase to the Company’s operating lease ROU assets and operating lease liabilities of approximately $5.9 million and $5.7 million, respectively.

Other supplemental quantitative disclosures were as follows for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,133	$16,438
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,898	$5,142
Average lease terms and discount rates as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	5.8 years	5.9 years
Weighted-average discount rate:
Operating leases	7.1%	6.9%
Estimated undiscounted future lease payments under non-cancellable operating leases, along with a reconciliation of the undiscounted cash flows to operating lease liabilities, respectively, at March 31, 2023 were as follows (in thousands):

Year	Amount(1)
2023 (remainder of year)	$51,578
2024	64,446
2025	54,923
2026	48,378
2027	37,201
Thereafter	73,641
Total undiscounted future cash flows	330,167
Less: Imputed Interest	(61,860)
Present value of future cash flows	$268,307
Presentation on Balance Sheet:
Current	$51,911
Non-current	$216,396
(1) Excludes $0.4 million of current portion of operating lease liabilities and $1.0 million of operating lease liabilities, respectively, reclassified as held for sale as of March 31, 2023. Refer to Note 3 - Divestitures for additional information.
Note 16. Commitments and Contingencies
The Company has contractual commitments that are not required to be recognized in the condensed consolidated financial statements related to cloud computing and telecommunication services agreements. As of March 31, 2023, minimum amounts due under these agreements are approximately $15.2 million through January of 2026 subject to customary business terms and conditions.

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
On March 3, 2023, the Court of Chancery granted the motion to expedite and set a hearing date for the petition to be heard. On March 17, 2023, the Court of Chancery heard and orally granted the petition. On March 17, 2023, the Court of Chancery issued a final order granting the petition, thereby validating the Class A Increase Amendment and all shares of capital stock of the Company issued in reliance on the Class A Increase Amendment, eliminating the previous uncertainty that had been introduced by a recent decision of the Court of Chancery regarding the validity of those provisions.
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
On February 7, 2023, another purported ATI stockholder, Wendell Robinson, filed a putative class action complaint in the Court of Chancery of the State of Delaware against Fortress Acquisition Sponsor II, LLC, Andrew A. McKnight, Joshua A. Pack, Marc Furstein, Leslee Cowen, Aaron F. Hood, Carmen A. Policy, Rakefet Russak-Aminoach, Sunil Gulati, Daniel N. Bass, Micah B. Kaplan and Labeed Diab. The complaint asserts claims against: (i) Fortress Acquisition Sponsor II, LLC, Andrew A. McKnight, Joshua A. Pack, Marc Furstein, Leslee Cowen, Aaron F. Hood, Carmen A. Policy, Rafeket Russak-Aminoach, Sunil Gulati, Daniel N. Bass and Micah B. Kaplan for breach of fiduciary duty; and (ii) Labeed Diab for aiding and abetting breach of fiduciary duty. Plaintiff's allegations generally mirror those asserted in the federal stockholder class action described above, and Plaintiff further alleges that the alleged misrepresentations and omissions in the proxy materials for the FVAC/ATI merger prevented stockholders from making a fully informed decision on whether to approve the merger or have their shares redeemed. Defendants filed motions to dismiss on April 28, 2023, which remain pending.

Stockholder derivative complaint
Between December 1, 2021 and September 22, 2022, five purported ATI stockholders filed four derivative actions, purportedly on behalf of ATI, in the U.S. District Court for the Northern District of Illinois. On November 21, 2022, four of these stockholder plaintiffs, Vinay Kumar, Brendan Reginbald, Ziyang Nie and Julia Chang, filed a consolidated amended complaint against Labeed Diab, Joe Jordan, John Larsen, John Maldonado, Carmine Petrone, Christopher Krubert, Joanne Burns and James Parisi (collectively, the “Legacy ATI Defendants”), Drew McKnight, Joshua Pack, Aaron Hood, Carmen Policy, Marc Furstein, Leslee Cowen, Rafeket Russak-Aminoach, and Sunil Gulati (collectively, the “FVACII Individual Defendants”), and Fortress Acquisition Sponsor II, LLC and Fortress Investment Group LLC (together, the "Fortress Entity Defendants," and together with the FVACII Individual Defendants, the “FVACII Defendants”). The consolidated amended complaint asserts claims on behalf of ATI against: (i) the FVACII Defendants for breach of fiduciary duty; (ii) Fortress Acquisition Sponsor II, LLC and the Legacy ATI Defendants for aiding and abetting breach of fiduciary duty; (iii) Labeed Diab, Joe Jordan, and Drew McKnight for contribution under Section 21D of the Exchange Act; (iv) the FVACII Defendants under Section 14(a) of the Exchange Act; (v) the Legacy ATI Defendants for unjust enrichment; and (vi) all defendants for contribution and indemnification under Delaware law. Plaintiffs' allegations generally mirror those asserted in the stockholder class action described above. On January 20, 2023, defendants filed motions to dismiss the consolidated amended complaint, which remain pending. On March 3, 2023, in lieu of filing a response to defendants' motions to dismiss, Plaintiffs filed a motion for leave to file an amended complaint, which was fully briefed as of April 7, 2023 and remains pending. The Company has determined that potential liabilities related to the consolidated amended complaint are not considered probable or reasonably estimable at this time.
Insurance coverage complaint
On March 8, 2023, the Company filed a complaint against Federal Insurance Company, U.S. Specialty Insurance Company and other insurers titled ATI Physical Therapy, Inc. v. Federal Insurance Company et. al., Case No. N23C-03-074, in the Superior Court of the State of Delaware related to a coverage dispute and those certain insurers’ denial of coverage for the stockholder class action complaints and stockholder derivative complaint discussed above. The complaint asserts claims against Federal Insurance Company for breach of contract and bad faith, and claims for declaratory judgment as to Federal Insurance Company, U.S. Specialty Insurance Company, XL Specialty Insurance Company and the Company’s excess insurance carriers, seeking coverage for the stockholder class action complaints and stockholder derivative complaint. Defendants have until May 15, 2023 to respond to the complaint.
Regulatory matters
On November 5, 2021, the Company received from the SEC a voluntary request for the production of documents relating to the earnings forecast and financial information referenced in the Company's July 26, 2021 Form 8-K and related matters. The Company has subsequently received from the SEC additional requests for documents and information related to the same matters, and is cooperating with the SEC's review and investigation of those matters.
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

Note 17. Loss per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2023 and 2022, shares of Series A Senior Preferred stock are treated as participating securities and therefore are included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if the earnings for the year had been distributed. For the three months ended March 31, 2023 and 2022, the income (loss) available to common stockholders is reduced by the amount of the cumulative dividend for the Series A Senior Preferred Stock that was issued as part of the 2022 Debt Refinancing.
The calculation of both basic and diluted loss per share for the periods indicated below was as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
Basic and diluted loss per share:
Net loss	$(25,210)	$(138,223)
Less: Net income (loss) attributable to non-controlling interests	1,060	(473)
Less: Series A Senior Preferred cumulative dividend	5,303	1,925
Loss available to common stockholders	$(31,573)	$(139,675)

Weighted average shares outstanding(1)	204,921	199,971

Basic and diluted loss per share	$(0.15)	$(0.70)
(1) Included within weighted average shares outstanding following the 2022 Debt Refinancing are common shares issuable upon the exercise of the Series II Warrants, as the Series II Warrants are exercisable at any time for nominal consideration. As such, the shares are considered to be outstanding for the purpose of calculating basic and diluted loss per share.
For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding, as their impact would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Series I Warrants	5,226	5,226
IPO Warrants	9,867	9,867
Restricted shares(1)	364	1,248
Stock options	5,003	5,951
RSUs(2)	39,092	4,886
RSAs	144	366
Total	59,696	27,544
(1) Represents certain shares of Class A common stock legally issued, but not outstanding, as of March 31, 2023.
(2) Represents RSUs outstanding under the 2021 Plan if the proposed increase to 2021 Plan share reserve and 2023 grants are approved by stockholders. Refer to Note 9 - Share-Based Compensation for further details.

As the vesting thresholds have not yet been met as of the end of the reporting period, 15.0 million Earnout Shares and 8.6 million Vesting Shares were excluded from the basic and diluted shares outstanding calculations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of ATI Physical Therapy, Inc. and its subsidiaries (herein referred to as “we,” ”us,” “the Company,” “our Company,” "ATI," or "ATIP") should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.
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
Certain amounts in this Management's Discussion and Analysis may not add due to rounding. All percentages have been calculated using unrounded amounts for the three months ended March 31, 2023 and 2022.
All dollar amounts are presented in thousands, unless indicated otherwise.
Company Overview
We are a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 909 clinics located in 24 states (as well as 19 clinics under management service agreements) as of March 31, 2023. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
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
In connection with the 2022 Debt Refinancing, the Company issued shares of non-convertible preferred stock and warrants to purchase shares of the Company's common stock (the "Preferred Stock Financing"). Refer to Note 10 - Mezzanine and Stockholders' Equity in the condensed consolidated financial statements for further details.
Trends and Factors Affecting the Company’s Future Performance and Comparability of Results
During the first quarter of 2023, we observed the following trends in our operations:
•Improved patient visit volumes relative to 2022, driven by higher clinician productivity.
•A continued tight labor market for available physical therapy and other healthcare providers in the workforce, contributing to competition in hiring, attrition, clinical staffing level challenges, continued use of contract labor and wage inflation in the physical therapy industry and at ATI.
•Modest decrease in rate per visit relative to the fourth quarter of 2022, driven by rate headwinds including general mix shifts, unfavorable state mix shifts and Medicare rate cuts that became effective on January 1, 2023, partially offset by favorable service mix shifts which are contributing to rate stabilization.
Our ability to achieve our business plan depends upon a number of factors, including, but not limited to, the success of a number of continued steps being taken related to increasing clinical staffing levels, improving and sustaining clinician productivity, controlling costs and capital expenditures, increasing visit volumes and referrals and stabilizing rate per visit.
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

As a result of the COVID-19 pandemic, visits per day ("VPD") decreased to a low point of 12,643 during the quarter ended June 30, 2020. The Company has experienced relative increases in quarterly VPD following the low point, as local restrictions in certain markets, referral levels and individual routines evolved compared to prior periods. During the beginning of 2022, we observed volume softness caused, in part, by an increase in COVID-19 cases due to the outbreak of additional variants. Through the remainder of the first half of 2022, we experienced increases in visit volumes relative to the beginning of 2022. Additionally, while we observed volume softness during the third quarter of 2022 due, in part, to seasonality, we experienced increases in quarterly VPD through the fourth quarter of 2022 which has continued into 2023.
The chart below reflects the quarterly trend in VPD.

VPD by Quarter
24,000
21,000
18,000
15,000
12,000
9,000
6,000
3,000
—
Q1-22
Q2-22
Q3-22
Q4-22
Q1-23

As demand for physical therapy services has increased in the market since its low point during the quarter ended June 30, 2020, the Company has focused on attempting to increase its clinical staffing levels by hiring clinicians, optimizing clinician hours based on available workforce and attempting to reduce levels of clinician attrition that have been elevated relative to historical levels. The elevated levels of attrition were initially caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform, which has increased our expectations for labor costs. While the Company has observed improvement in hiring and attrition levels since implementing these actions, attrition remains above historical levels due to a continued tight labor market for available physical therapy and other healthcare providers in the workforce which may impede our progress toward increasing visit volumes. In an effort to drive more volume and visits per day, in addition to focusing on clinical staffing levels and clinician productivity, we are working to establish relationships with new referral sources and strengthen relationships with our partner providers and existing referral sources across our geographic footprint.

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
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act") was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the receipt of Medicare Accelerated and Advance Payment Program ("MAAPP") funds and deferral of depositing the employer portion of Social Security taxes, interest-free and penalty-free. During the year ended December 31, 2022, the remaining obligations related to these benefits were applied and repaid. During the three months ended March 31, 2022, the Company applied $4.3 million in MAAPP funds against the outstanding liability at that time.
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
•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. In July 2022, the CMS released its proposed 2023 Medicare Physician Fee Schedule which called for an approximate 4.5% reduction in the calendar year 2023 conversion factor. In December 2022, the Consolidated Appropriations Act (2023) was signed into law. The Consolidated Appropriations Act (2023) provides partial relief related to Medicare cuts including 2.5% relief in 2023 and 1.25% relief in 2024. As a result, the reimbursement rate reduction beginning in January 2023 was approximately 2.0%, and the incremental reduction expected to begin in January 2024 is 1.25% if no further modifications to the calendar year 2024 conversion factor are proposed by the CMS.
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
Clinics
To better understand geographical and location-based trends, the Company evaluates metrics based on the 909 clinics (excluding clinics under management service agreements) and 19 managed clinic locations as of March 31, 2023. De novo clinics represent organic new clinics opened during the current period based on sophisticated site selection analytics. Acqui-novo clinics represent new clinics opened during the current period, that were existing clinic operations not previously owned by the Company, in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. Acquired clinics represent new clinics from purchases of physical therapy practices. Same clinic revenue growth rate identifies revenue growth year over year on clinics that have been owned and operating for over one year. This metric is determined by isolating the population of clinics that have been open for at least 12 months and calculating the percentage change in revenue of this population between the current and prior comparable periods.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance:

	Three Months Ended
	March 31, 2023	March 31, 2022
Number of clinics (end of period)	909	922
Number of clinics managed (end of period)	19	20
New clinics during the period	4	12
Business days	64	64
Average visits per day	22,701	21,062
Average visits per day per clinic	25.0	22.9
Total patient visits	1,452,848	1,347,978
Net patient revenue per visit	$103.76	$103.06
Same clinic revenue growth rate	8.7%	4.3%

The following table provides a rollforward of activity related to the number of clinics during the corresponding periods:

	Three Months Ended
	March 31, 2023	March 31, 2022
Number of clinics (beginning of period)	923	910
Add: New clinics opened during the period	4	12
Less: Clinics closed/sold during the period	18	—
Number of clinics (end of period)	909	922

Results of Operations
Three months ended March 31, 2023 compared to three months ended March 31, 2022
The following table summarizes the Company’s consolidated results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$150,754	90.3%	$138,925	90.3%	$11,829	8.5%
Other revenue	16,178	9.7%	14,897	9.7%	1,281	8.6%
Net revenue	166,932	100.0%	153,822	100.0%	13,110	8.5%
Cost of services:
Salaries and related costs	90,703	54.3%	87,415	56.8%	3,288	3.8%
Rent, clinic supplies, contract labor and other	52,878	31.7%	51,615	33.6%	1,263	2.4%
Provision for doubtful accounts	4,125	2.5%	5,105	3.3%	(980)	(19.2)%
Total cost of services	147,706	88.5%	144,135	93.7%	3,571	2.5%
Selling, general and administrative expenses	30,595	18.3%	30,024	19.5%	571	1.9%
Goodwill, intangible and other asset impairment charges	—	—%	155,741	101.2%	(155,741)	n/m
Operating loss	(11,369)	(6.8)%	(176,078)	(114.5)%	164,709	n/m
Change in fair value of warrant liability	198	0.1%	(1,677)	(1.1)%	1,875	(111.8)%
Change in fair value of contingent common shares liability	(709)	(0.4)%	(24,334)	(15.8)%	23,625	(97.1)%
Interest expense, net	13,936	8.3%	8,656	5.6%	5,280	61.0%
Other expense, net	354	0.2%	2,781	1.8%	(2,427)	(87.3)%
Loss before taxes	(25,148)	(15.1)%	(161,504)	(105.0)%	136,356	(84.4)%
Income tax expense (benefit)	62	—%	(23,281)	(15.1)%	23,343	(100.3)%
Net loss	$(25,210)	(15.1)%	$(138,223)	(89.9)%	$113,013	(81.8)%

Net patient revenue. Net patient revenue for the three months ended March 31, 2023 was $150.8 million compared to $138.9 million for the three months ended March 31, 2022, an increase of approximately $11.8 million or 8.5%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician productivity in the current period, as well as favorable net patient revenue per visit in the current period. Furthermore, visit volumes during the three months ended March 31, 2022 were negatively impacted by an increase in COVID-19 cases due to the outbreak of additional variants. Total patient visits increased by approximately 0.1 million visits, or 7.8%, driving an increase in average visits per day of 1,639, or 7.8%. Net patient revenue per visit increased $0.70, or 0.7%, to $103.76 for the three months ended March 31, 2023 compared to $103.06 for the three months ended March 31, 2022. The increase in net patient revenue per visit during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by favorable service mix shift, partially offset by unfavorable mix shifts related to payor classes and states.
The following chart reflects additional detail with respect to drivers of the change in year-to-date net patient revenue (in millions):

$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$138.9
$10.8
$1.1
$150.8
Q1 2022 Net patient revenue
Volume
NPR per visit
Q1 2023 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the three months ended March 31, 2023 was $16.2 million compared to $14.9 million for the three months ended March 31, 2022, an increase of $1.3 million or 8.6%. The increase in other revenue was primarily driven by higher AWS and MSA revenues.
Salaries and related costs. Salaries and related costs for the three months ended March 31, 2023 were $90.7 million compared to $87.4 million for the three months ended March 31, 2022, an increase of approximately $3.3 million or 3.8%. Salaries and related costs as a percentage of net revenue was 54.3% and 56.8% for the three months ended March 31, 2023 and 2022, respectively. The increase of $3.3 million was primarily driven by higher compensation due to wage inflation for clinic labor, partially offset by lower cost per visit due to higher clinician productivity. The decrease as a percentage of net revenue was primarily driven by higher clinician productivity and higher net patient revenue per visit during the three months ended March 31, 2023.

Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the three months ended March 31, 2023 were $52.9 million compared to $51.6 million for the three months ended March 31, 2022, an increase of approximately $1.3 million or 2.4%. Rent, clinic supplies, contract labor and other costs as a percentage of net revenue was 31.7% and 33.6% for the three months ended March 31, 2023 and 2022, respectively. The increase of $1.3 million was primarily driven by higher employee relations costs, partially offset by lower contract labor costs during the three months ended March 31, 2023, and the decrease as a percentage of net revenue was primarily driven by higher net revenue and lower contract labor costs during the three months ended March 31, 2023.
Provision for doubtful accounts. Provision for doubtful accounts for the three months ended March 31, 2023 was $4.1 million compared to $5.1 million for the three months ended March 31, 2022, a decrease of $1.0 million or 19.2%. Provision for doubtful accounts as a percentage of net revenue was 2.5% and 3.3% for the three months ended March 31, 2023 and 2022, respectively. The decrease of $1.0 million and decrease as a percentage of net revenue was primarily driven by favorable cash collections during the three months ended March 31, 2023.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2023 were $30.6 million compared to $30.0 million for the three months ended March 31, 2022, an increase of $0.6 million or 1.9%. Selling, general and administrative expenses as a percentage of net revenue was 18.3% and 19.5% for the three months ended March 31, 2023 and 2022, respectively. The increase of $0.6 million was primarily due to higher transaction costs, partially offset by lower non-ordinary legal and regulatory costs and other professional fees during the three months ended March 31, 2023. The decrease as a percentage of net revenue was primarily driven by higher net revenue, lower non-ordinary legal and regulatory costs and other professional fees during the three months ended March 31, 2023.
Goodwill, intangible and other asset impairment charges. Goodwill, intangible and other asset impairment charges for the three months ended March 31, 2022 was $155.7 million. The amount primarily relates to the non-cash write-down of goodwill and the trade name indefinite-lived intangible asset as a result of factors including increases in discount rates and lower public company comparative multiples during the three months ended March 31, 2022. There were no goodwill, intangible and other asset impairment charges during the three months ended March 31, 2023.
Change in fair value of warrant liability. Change in fair value of warrant liability for the three months ended March 31, 2023 was a loss of $0.2 million compared to a gain of $1.7 million for the three months ended March 31, 2022. The loss relates to the increase in the estimated fair value of the Company's IPO Warrants, primarily driven by increases in price of the Company's Public Warrants during the three months ended March 31, 2023, and the gain relates to the decrease in the estimated fair value of the Company’s IPO Warrants, primarily driven by decreases in price of the Company's Public Warrants during the three months ended March 31, 2022.
Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the three months ended March 31, 2023 was a gain of $0.7 million compared to a gain of $24.3 million for the three months ended March 31, 2022. The gain in each period relates to the decrease in the estimated fair value of the Company’s Earnout Shares and Vesting Shares, primarily driven by decreases in the Company's share price during the three months ended March 31, 2023 and 2022, respectively.
Interest expense, net. Interest expense, net for the three months ended March 31, 2023 was $13.9 million compared to $8.7 million for the three months ended March 31, 2022, an increase of approximately $5.3 million or 61.0%. The increase in interest expense was primarily driven by higher interest rates under the Company's credit agreement, partially offset by higher cash flow hedge benefits recognized during the three months ended March 31, 2023.

Other expense, net. Other expense, net for the three months ended March 31, 2023 was $0.4 million compared to $2.8 million for the three months ended March 31, 2022, a decrease of approximately $2.4 million. The decrease was driven by $2.8 million in loss on debt extinguishment related to the derecognition of the unamortized deferred financing costs and original issuance discount associated with the full repayment of the 2016 first lien term loan during the three months ended March 31, 2022 that did not recur in 2023.
Income tax expense (benefit). Income tax expense for the three months ended March 31, 2023 was approximately $0.1 million compared to income tax benefit of $23.3 million for the three months ended March 31, 2022, a decrease in benefit of approximately $23.3 million. The decrease was primarily driven by the difference in the effective tax rate for the respective periods. The effective tax rate was different between the respective periods primarily due to the recognition of valuation allowances against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain during the three months ended March 31, 2023.
Net loss. Net loss for the three months ended March 31, 2023 was $25.2 million compared to $138.2 million for the three months ended March 31, 2022, a decrease in loss of approximately $113.0 million. The comparatively lower loss was primarily driven by the absence of goodwill, intangible and other asset impairment charges, partially offset by lower net gains related to changes in fair value of warrant liability and contingent common shares liability during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Non-GAAP Financial Measures
The following table reconciles the supplemental non-GAAP financial measures, as defined under the rules of the U.S. Securities and Exchange Commission ("SEC"), presented herein to the most directly comparable financial measures calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA are defined as net income from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”) and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, goodwill, intangible and other asset impairment charges, changes in fair value of warrant liability and contingent common shares liability, transaction and integration costs, non-ordinary legal and regulatory matters, share-based compensation, business optimization costs, pre-opening de novo costs, reorganization and severance costs, loss on debt extinguishment, and gain on sale of Home Health service line (“Adjusted EBITDA”).
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

	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Net loss	$(25,210)	$(138,223)
Plus (minus):
Net (income) loss attributable to non-controlling interests	(1,060)	473
Interest expense, net	13,936	8,656
Income tax expense (benefit)	62	(23,281)
Depreciation and amortization expense	9,564	9,900
EBITDA	$(2,708)	$(142,475)
Goodwill, intangible and other asset impairment charges(1)	—	155,741
Goodwill, intangible and other asset impairment charges attributable to non-controlling interests(1)	—	(940)
Changes in fair value of warrant liability and contingent common shares liability(2)	(511)	(26,011)
Transaction and integration costs(3)	5,408	1,538
Non-ordinary legal and regulatory matters(4)	1,523	2,497
Share-based compensation	1,478	1,964
Business optimization costs(5)	(702)	—
Pre-opening de novo costs(6)	172	381
Reorganization and severance costs(7)	130	—
Loss on debt extinguishment(8)	—	2,809
Gain on sale of Home Health service line, net	—	(199)
Adjusted EBITDA	$4,790	$(4,695)
(1)Represents non-cash charges related to the write-down of goodwill, trade name indefinite-lived intangible and other assets.
(2)Represents non-cash amounts related to the change in the estimated fair value of IPO Warrants, Earnout Shares and Vesting Shares. Refer to Notes 11 and 12 of the accompanying condensed consolidated financial statements for further details.
(3)Represents non-capitalizable debt and capital transaction costs.
(4)Represents non-ordinary course legal costs related to the previously disclosed ATIP stockholder class action complaints, derivative complaint and SEC matter. Refer to Note 16 of the accompanying condensed consolidated financial statements for further details.
(5)Represents realized benefit of labor related CARES Act credit that was not previously considered probable and relates to prior years.
(6)Represents expenses associated with renovation, equipment and marketing costs relating to the start-up and launch of new locations incurred prior to opening.
(7)Represents severance costs related to discrete initiatives focused on reorganization and delayering of the Company’s labor model, management structure and support functions.
(8)Represents charges related to the derecognition of the unamortized deferred financing costs and original issuance discount associated with the full repayment of the 2016 first lien term loan. Refer to Note 8 of the accompanying condensed consolidated financial statements for further details.

Liquidity and Capital Resources
Our principal sources of liquidity are borrowings under our credit agreement and proceeds from equity issuances. We have used these funds for our short-term and long-term capital needs, which include salaries, benefits and other employee-related expenses, rent, clinical supplies, outside services, capital expenditures, acquisitions, de novos, acqui-novos and debt service. Our capital expenditure, acquisition, de novo and acqui-novo spend will depend on many factors, including, but not limited to, the targeted number of new clinic openings, patient volumes, clinician labor market, revenue growth rates and level of operating cash flows.
As of March 31, 2023 and December 31, 2022, we had $63.1 million and $83.1 million in cash and cash equivalents, respectively. As of March 31, 2023, we had no available capacity under our revolving credit facility.
For the three months ended March 31, 2023, we had operating cash outflows of $14.2 million driven by items including net losses and payments related to operating lease liabilities, accounts payable, accrued expenses and other liabilities. Our ability to generate future operating cash flows depends on many factors, including clinical staffing levels and productivity, costs and capital expenditures, patient volumes, referrals and revenue growth rates.
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
As of March 31, 2023, the Company had $63.1 million in cash and cash equivalents and no available capacity under its revolving credit facility. The Company was in compliance with its minimum liquidity covenant under the 2022 Credit Agreement as of March 31, 2023.
The Company has negative operating cash flows, operating losses and net losses. For the three months ended March 31, 2023, the Company had cash flows used in operating activities of $14.2 million, operating loss of $11.4 million and net loss of $25.2 million. These results are, in part, due to recent trends experienced by the Company including a tight labor market for available physical therapy and other healthcare providers in the workforce, visit volume softness, decreases in rate per visit and increases in interest costs.
Further, based on current liquidity and projected cash use, the Company anticipates violation of its minimum liquidity covenant under its 2022 Credit Agreement (as defined in Note 8) within the next twelve months following the issuance date of the condensed consolidated financial statements as of and for the period ended March 31, 2023 (refer to Note 8 - Borrowings for further discussion of the 2022 Credit Agreement and related covenants).
These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.

In addition, the report of the Independent Registered Public Accounting Firm accompanying the consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Absent an amendment or waiver, the 2022 Credit Agreement provides that the receipt of a report of the Independent Registered Public Accounting Firm containing an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern could be an event of default, subject to certain exceptions. Pursuant to the Transaction Support Agreement, dated as of March 15, 2023, the First Lien Lenders have agreed that, prior to June 15, 2023 (the “Outside Closing Date”), they will forbear in the exercise of any rights, remedies, powers, privileges and defenses under the 2022 Credit Agreement arising on account of a default, alleged default or event of default (if any) resulting from the going concern explanatory paragraph in the report of the Independent Registered Public Accounting Firm accompanying the consolidated financial statements for the year ended December 31, 2022. However, if the Transaction (as defined and for which the terms are further described in Note 8) is not consummated on its terms or at all, the First Lien Lenders could claim that a default or event of default has occurred under the 2022 Credit Agreement. If such claim is not waived by the First Lien Lenders and the Company is unsuccessful in disputing any such claims (including with respect to the applicability of one of the enumerated exceptions to the 2022 Credit Agreement requirement), the Company could be considered to have an event of default after the expiration of the applicable cure periods.
In the event of a default, all amounts outstanding under the 2022 Credit Facility, together with any accrued interest, could then be declared immediately due and payable and could be reclassified to current in the Company's condensed consolidated financial statements for the period. A default on our obligations and an acceleration of our indebtedness by our lenders would have a material adverse impact on our business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
In response to these conditions, management plans include improving operating results and cash flows and refinancing the Company's debt under its 2022 Credit Agreement.
The Company's plan to improve operating results and cash flow is dependent upon its ability to achieve its business plan to increase clinical staffing levels, improve clinician productivity, control costs and capital expenditures, increase patient visit volumes and referrals and stabilize rate per visit. There can be no assurance that it will be successful in any of these respects.
In order to refinance the Company’s debt under its 2022 Credit Agreement, the Company has agreed, subject to stockholder approval of the Transaction (as defined and for which the terms are further described in Note 8), to (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien PIK convertible notes (the “Notes”) and (B) shares of Series B Preferred Stock (as defined in Note 8), which will provide the holder thereof with voting rights such that the holders thereof will have the right to vote on an as-converted basis, (ii) facilitate the exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Agreement held by certain of the Preferred Equityholders for Notes and Series B preferred Stock and (iii) agree to certain other changes to the terms of the 2022 Credit Agreement, including modifications of the financial covenants thereunder. Holders of the Notes will also receive additional Notes upon the in-kind payment of interest on any outstanding Notes. The Notes will be convertible into shares of Class A common stock at a fixed conversion price.

If the Company does not consummate the Transaction on a timely basis as further described in Note 8 or otherwise access additional financing, the Company will need to consider other alternatives, including pursuing separate amendments to or waivers of the minimum liquidity covenant, the requirement to deliver audited financial statements without certain going concern qualifications, and other requirements under the 2022 Credit Agreement, as well as raising funds from other sources, obtaining alternate financing, disposal of assets, or pursuing other strategic alternatives to improve its liquidity position and business results. There can be no assurance that the Company will be successful in completing the Transaction or accessing such alternative options or financing when needed. Failure to do so could have a material adverse impact on our business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
Management plans have not been fully implemented and, as a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Amended and Restated Transaction Support Agreement
On April 17, 2023, the Company entered into (i) an Amended and Restated Transaction Support Agreement (the "A&R TSA") to that certain Transaction Support Agreement, dated as of March 15, 2023, by and among the Company and certain of the Company’s affiliates, certain of its first lien lenders under the 2022 Credit Agreement (the “First Lien Lenders”), the administrative agent under the 2022 Credit Agreement, holders of its Series A Senior Preferred Stock (the “Preferred Equityholders”) and holders of the majority of its common stock (collectively, the “Parties”), (ii) Amendment No. 2 (the “Credit Agreement Amendment”) to the Company’s Credit Agreement, dated as of February 24, 2022, by and among ATI Holdings Acquisition, Inc. (the "Borrower"), Wilco Intermediate Holdings, Inc. (“Holdings”), as loan guarantor, Barclays Bank PLC, as administrative agent and issuing bank, and the lenders party thereto (the “2022 Credit Agreement” and together with the Credit Agreement Amendment, the “Credit Agreement”), (iii) a Second Lien Note Purchase Agreement (the “Note Purchase Agreement”), by and among the Company, Wilco Holdco, Inc. (“Wilco”), Holdings, the Borrower, the purchasers from time to time party thereto (the “Purchasers”) and Wilmington Savings Fund Society, FSB, as purchaser representative and (iv) certain other definitive agreements relating to the comprehensive transaction to enhance the Company’s liquidity (the “Transaction,” and such documents referred to collectively as the “Signing Date Definitive Documents”).

Transaction Support Agreement
The A&R TSA sets forth the principal terms of a comprehensive transaction to enhance the Company’s liquidity. Pursuant to the A&R TSA, the Company and the Parties agreed to and appended thereto substantially final forms of the remaining definitive documents (together with the Signing Date Definitive Documents, the “Definitive Documents”) and subject to the terms and conditions thereof, the Parties have agreed to support, act in good faith and take all steps reasonably necessary and desirable to consummate the transactions referenced therein by the Outside Closing Date. Specifically, the Company has agreed, subject to stockholder approval of the Transaction, to a delayed draw new money financing in which the Company (i) may cause to be issued to the Purchasers an aggregate principal amount of $25.0 million (the “Delayed Draw Amounts”) in the form of a new stapled security, comprised of (A) second lien PIK convertible notes (the “Notes”) and (B) shares of Series B Preferred Stock (the "Series B Preferred Stock"), which will provide the holder thereof with voting rights such that the holders thereof will have the right to vote on an as-converted basis as if the conversion occurred at an initial price per share equal to the average closing price for the five trading days immediately preceding the date on which the Note Purchase Agreement was signed (the “NYSE Minimum Price”), (ii) will facilitate the exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Agreement held by certain of the Preferred Equityholders for Notes and Series B Preferred Stock and (iii) will agree to certain other changes to the terms of the 2022 Credit Agreement, including modifications of the financial covenants thereunder. Holders of the Notes will also receive additional Notes upon the in-kind payment of interest on any outstanding Notes. The Notes will be convertible into shares of Class A common stock, par value $0.0001 per share, of the Company (“Common Stock”) at a fixed conversion price of $0.25 (subject to adjustment as provided in the Note Purchase Agreement, the “Conversion Price”).
In addition, as part of the Transaction, (1) the Preferred Equityholders’ preexisting rights as holders of the Company’s Series A Senior Preferred Stock to designate and elect one director to the Company’s board of directors (the “Board”) will be revised to provide that (a) the Preferred Equityholders have the right to appoint three additional directors to the Board (resulting in the right of the Preferred Equityholders to appoint a total of four directors to the Board) until such time after the closing date of the Transaction (the "Closing Date") that the Lead Purchaser (in each case, as defined in certain of the transaction agreements entered into in connection with the original issuance of the Series A Preferred Stock) ceases to hold at least 50.1% of the Series A Preferred Stock held by it as of the Closing Date, one of whom must be unaffiliated with (and independent of) the Preferred Equityholders and who must meet the definition of “independent” under the listing standards of the New York Stock Exchange, and by the SEC; and (b) all such designee directors of the Preferred Equityholders will be subject to consideration by the Board (acting in good faith and consistent with their review of other Board candidates) and (2) the provision in the certificate of designation of the Company’s Series A Senior Preferred Stock that eliminated the Preferred Equityholders’ director designation rights upon the Company’s achievement of certain amounts of EBITDA will be deleted (and the equivalent provision in that certain Investors’ Rights Agreement, dated as of February 24, 2022, by and among the Company and the Preferred Equityholders listed therein, will also be deleted).
In addition, the A&R TSA contains certain representations, warranties and other agreements by the Company and the Parties. The Company’s and the Parties’ obligations under the A&R TSA are, and the closing of the Transaction is, subject to various customary terms and conditions set forth therein, including the execution and delivery of definitive documentation and approval by the Company’s stockholders.

Credit Agreement Amendment
The Credit Agreement Amendment provides, among other things, (i) a reduction of the thresholds applicable to the minimum liquidity financial covenant under the 2022 Credit Agreement for certain periods, (ii) a waiver of the requirement to comply with the Secured Net Leverage Ratio financial covenant under the 2022 Credit Agreement for the fiscal quarters ending June 30, 2024, September 30, 2024 and December 31, 2024 and a modification of the levels and certain component definitions applicable thereto in the fiscal quarters ending after December 31, 2024, (iii) an extension of the minimum liquidity financial covenant for the fiscal quarters in which the Secured Net Leverage Ratio financial covenant was waived, (iv) a waiver of the requirement for the Company to deliver audited financial statements without certain going concern qualifications for the years ended December 31, 2022, December 31, 2023, and December 31, 2024, (v) an increase in the interest rate payable on the existing term loans and revolving loans until the achievement of a specified financial metric and (vi) board representation and observer rights and other changes to the governance of the Company.
Note Purchase Agreement and Series B Preferred Stock
The Note Purchase Agreement contains customary representations, warranties, conditions and indemnification obligations by each party thereto. The representation, warranties and covenants contained therein were made only for the purposes of the Note Purchase Agreement, and as of specific dates, were solely for the benefit of the parties to such agreement and are subject to certain limitations set forth therein.
Draws. Draws on the Delayed Draw Amounts will be available beginning immediately on the Closing Date and ending on the date that is 18 months after the Closing Date, the Company may request either (i) two draws in an amount of $12.5 million each, or (ii) one draw in an amount of $25.0 million, subject in each case to, (a) projected liquidity at any time during the 6-month period following the date of the relevant draw being below either (i) $20 million or (ii) the prevailing minimum liquidity covenant threshold, as determined by reference to the Credit Agreement and (b) the consent of at least a majority of the disinterested directors on our Board. The Note Purchase Agreement also provides, subject to certain conditions (including the receipt of commitments therefor) and consent rights outlined in the Note Purchase Agreement for the ability of the Company to issue up to an additional $150.0 million in Notes. Proceeds of the Notes may be used for general corporate purposes, subject to certain exceptions.
Interest. The Notes will bear interest at a rate of 8.00% per annum, payable quarterly in-kind in the form of additional Notes by capitalizing the amount of such interest on the outstanding principal balance of the Notes in arrears on each interest payment date.
Maturity. The Notes will mature on August 24, 2028, unless earlier repurchased or converted.
Conversion. The Notes may be converted, in whole or in part (if the portion to be converted is $1,000 principal amount or an integral multiple thereof), at the option of the holder, into shares of Common Stock based on the Conversion Price.
Forced Conversion. On or after the second anniversary of the Closing Date, the Company may, at its option, from time to time, elect to convert a portion of the outstanding Notes into the number of shares of Common Stock issuable upon conversion based on the Conversion Price then in effect, subject in each case to the satisfaction of the conditions contained in the Note Purchase Agreement.

Adjustments to Conversion Price. The Conversion Price is subject to adjustment as a result of certain events including, but not limited to, certain issuances of Common Stock as a dividend or distribution, issuances of rights, options or warrants to purchase Common Stock at a price per share less than the average closing price per share of Common Stock for the ten trading days preceding the date of announcement of such issuance, effecting a share split or combination of the shares of Common Stock, issuance of a cash dividend or distribution and other issuances for a consideration per share less than the Conversion Price.
Guarantees; Collateral; Ranking. The Notes will be guaranteed by Wilco, Holdings, the Borrower, and the subsidiaries of ATI Holdings Acquisition, Inc. that guaranty the obligations under the Credit Agreement. The Notes will be secured by the same collateral that secures the obligations under the Credit Agreement.
Pursuant to the terms of an intercreditor and subordination agreement, the Notes (and the guarantees thereof) will rank junior in right of payment to the obligations under the Credit Agreement, and the liens on the collateral securing the Notes will rank junior to the liens on such collateral securing the obligations under the Credit Agreement.
Other Covenants. The Note Purchase Agreement includes affirmative and negative covenants (other than financial covenants) that are substantially consistent with the Credit Agreement, as well as customary events of default.
Voting. The Company will issue to each holder of Notes shares of Series B Preferred Stock in an amount equal to the quotient (rounded down to the nearest whole number) obtained by dividing (A) the amount paid by such holder to the Company for the Notes by (B) $1,000, resulting in more votes per share of Series B Preferred Stock than one share of Common Stock. Notwithstanding that one share of Series B Preferred Stock shall represent more votes than one share of Common Stock, the holders of shares of Series B Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any stockholders' meeting in accordance with the bylaws of the Company, shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. Fractional votes shall not, however, be permitted, and any fractional voting rights available on an as-converted basis (after aggregating all shares into which shares of Series B Preferred Stock held by each holder could be converted) shall be rounded down to the nearest whole share of Series B Preferred Stock.
The Series B Preferred Stock shall not have any dividend or redemption rights and, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, after satisfying any senior payment obligations and before any payment in respect of any Common Stock, an amount per share of Series B Preferred Stock equal to $0.0001.
The Series B Preferred Stock shall be governed in all respects by Delaware law.
The Transaction is subject to the execution of the Definitive Documents, as well as customary closing conditions. In addition, the closing of the Transaction and the matters contemplated by each of the A&R TSA, Credit Agreement Amendment and Note Purchase Agreement, are subject in each case to approval by the Company’s stockholders.
There is no assurance that the Transaction will be consummated on the terms as described above, on a timely basis or at all.

2022 Credit Agreement
On February 24, 2022 (the "Refinancing Date"), the Company entered into various financing arrangements to refinance its previous long-term debt, which consisted of $555.0 million in principal under the Company's previous term loan (the "2016 first lien term loan"), which was repaid in full on the Refinancing Date. As part of the 2022 Debt Refinancing, ATI Holdings Acquisition, Inc., an indirect subsidiary of ATI Physical Therapy, Inc., entered into a credit agreement among the Borrower, Wilco Intermediate Holdings, Inc., as loan guarantor, Barclays Bank PLC, as administrative agent and issuing bank, and a syndicate of lenders. The 2022 Credit Agreement provides a $550.0 million credit facility (the "2022 Credit Facility") that is comprised of a $500.0 million senior secured term loan (the "Senior Secured Term Loan") which was fully funded at closing and a $50.0 million "super priority" senior secured revolver (the "Revolving Loans") with a $10.0 million letter of credit sublimit. The 2022 Credit Facility refinanced and replaced the Company's prior credit facility for which Barclays Bank PLC served as administrative agent for a syndicate of lenders.
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
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company may elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The Company elected to pay a portion of its interest in-kind beginning in the third quarter of 2022. As of March 31, 2023, borrowings on the Senior Secured Term Loan bear interest at 3-month SOFR, subject to a 1.0% floor, plus 7.25% plus the 0.5% paid-in-kind interest premium. As of March 31, 2023, the interest rate on the Senior Secured Term Loan was 12.6% and the effective interest rate was 13.7%. As of March 31, 2023, the outstanding principal amount under the Senior Secured Term Loan was $505.2 million.
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. In December 2022, the Company drew $48.2 million in Revolving Loans. As of March 31, 2023, $48.2 million in Revolving Loans were outstanding and bearing interest at a rate of 8.8%.
The 2022 Credit Facility is guaranteed by certain of the Company’s subsidiaries and is secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions.

The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. The financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2024. Additionally, beginning in the second quarter of 2024, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 7.00:1.00. The net leverage ratio covenant decreases in the third quarter of 2024 to 6.75:1.00 and further decreases in the first quarter of 2025 to 6.25:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of March 31, 2023, the Company is in compliance with its minimum liquidity financial covenant.
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
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid in-kind dividends related to the Series A Preferred Stock were $5.3 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the accumulated paid in-kind dividends related to the Series A Preferred Stock were $23.2 million and the aggregate stated value was $188.2 million.
The Company has the right to redeem the Series A Senior Preferred Stock, in whole or in part, at any time (subject to certain limitations on partial redemptions). The Redemption Price for each share of Series A Senior Preferred Stock is equal to the stated value subject to certain price adjustments depending on when such optional redemption takes place, if at all.
The Series A Senior Preferred Stock is perpetual and is not mandatorily redeemable at the option of the holders, except upon the occurrence of a Mandatory Redemption Event. Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price. Based on the Company’s assessment of the conditions which would trigger the redemption of the Series A Senior Preferred Stock, the Company has determined that the Series A Senior Preferred Stock is neither currently redeemable nor probable of becoming redeemable. Because the Series A Senior Preferred Stock is classified as mezzanine equity and is not considered redeemable or probable of becoming redeemable, the paid in-kind dividends that are added to the stated value do not impact the carrying value of the Series A Senior Preferred Stock in the Company’s condensed consolidated balance sheets. Should the Series A Senior Preferred Stock become probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount accordingly at the end of each reporting period. As of March 31, 2023, the redemption value of the Series A Senior Preferred Stock was $188.2 million, which is the stated value.
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
Consolidated Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows:

	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022

Net cash used in operating activities	$(14,224)	$(26,731)
Net cash used in investing activities	(5,079)	(8,658)
Net cash (used in) provided by financing activities	(761)	81,570
Net (decrease) increase in cash and cash equivalents	(20,064)	46,181
Cash and cash equivalents at beginning of period	83,139	48,616
Cash and cash equivalents at end of period	$63,075	$94,797
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Net cash used in operating activities for the three months ended March 31, 2023 was $14.2 million compared to $26.7 million for the three months ended March 31, 2022, a decrease in cash used of $12.5 million. The decrease was primarily the result of approximately $4.1 million higher net losses as adjusted for non-cash items such as goodwill, intangible and other asset impairment charges and changes in fair value of warrant liability and contingent common shares liability during the three months ended March 31, 2022, $3.3 million lower cash outflows from operating leases during the three months ended March 31, 2023 and $4.3 million of partial application of MAAPP funds during the three months ended March 31, 2022 not recurring in 2023.
Net cash used in investing activities for the three months ended March 31, 2023 was $5.1 million compared to $8.7 million for the three months ended March 31, 2022, a decrease of approximately $3.6 million. The decrease was driven by lower capital expenditures during the three months ended March 31, 2023 primarily due to fewer clinic openings.

Net cash used in financing activities for the three months ended March 31, 2023 was $0.8 million compared to $81.6 million of cash provided by financing activities for the three months ended March 31, 2022, a decrease in cash provided of approximately $82.3 million. The change was primarily driven by net cash inflows related to the 2022 Debt Refinancing (refer to Note 8 - Borrowings for further details) during the three months ended March 31, 2022.
Commitments and Contingencies
The Company may be subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2023, the Company did not record any accruals related to the outcomes of the legal matters described in Note 16 - Commitments and Contingencies. Refer to Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
We enter into contractual obligations and commitments from time to time in the normal course of business, primarily related to our debt financing and operating leases. Refer to Notes 8 and 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information. Additionally, the Company has contractual commitments related to cloud computing and telecommunication service agreements. Refer to Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
Off-Balance Sheet Arrangements
As of March 31, 2023 and December 31, 2022, the Company did not have any off-balance sheet arrangements.
Critical Accounting Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the Company’s condensed consolidated financial statements requires its management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. The Company’s management bases its estimates, assumptions and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Different assumptions and judgments would change the estimates used in the preparation of the Company’s condensed consolidated financial statements which, in turn, could change the results from those reported. In addition, actual results may differ from these estimates and such differences could be material to the Company’s financial position and results of operations.
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

Additional information related to our critical accounting estimates can be found in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of our audited consolidated financial statements and Part II, Item 7 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 - Basis of Presentation and Recent Accounting Standards in the accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2023, the Company is exposed to interest rate variability with regard to its existing variable-rate debt instrument, which exposure primarily relates to movements in various interest rates, such as SOFR. The Company utilizes interest rate cap derivative instruments for purposes of hedging exposures related to such variable-rate cash payments. Based on our current hedging instruments as of March 31, 2023, a hypothetical increase of interest rates by 100 basis points would increase our annual cash interest expense by approximately $4.1 million and a hypothetical decrease of interest rates by 100 basis points would decrease our annual cash interest expense by approximately $4.3 million. As of March 31, 2023, the fair value of the Company’s derivative instruments consisted of assets of $1.7 million and liabilities of $0.2 million. As of December 31, 2022, the fair value of the Company’s derivative instruments consisted of assets of $5.0 million and liabilities of $0.1 million.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2023 due to the previously reported material weaknesses in internal control over financial reporting described below.
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
Changes in Internal Control over Financial Reporting
Other than the changes related to the material weaknesses above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, the Company may be involved in legal proceedings or subject to claims arising in the ordinary course of business. The outcome of any litigation and claims against the Company cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial condition. Refer to Note 16 - Commitments and Contingencies in the condensed consolidated financial statements included in Part I, Item 1, of this Form 10-Q for further details.
Item 1A. Risk Factors
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 16, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the quarter ended March 31, 2023, the Company did not have any sales of equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2023, the Company withheld shares of our common stock in connection with employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans of Programs
January 1 - January 31, 2023	—	$—	—	—
February 1 - February 28, 2023	—	$—	—	—
March 1 - March 31, 2023	158,079	$0.32	—	—
Total	158,079	$0.32	—	—
(1) Represents shares delivered to or withheld by us in connection with employee minimum tax withholding obligations upon exercise or vesting of stock awards. No shares were purchased in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Amended and Restated Transaction Support Agreement, dated April 17, 2023, by and among ATI Physical Therapy, Inc., ATI Holdings Acquisition, Inc., Wilco Intermediate
Holdings, and other parties thereto (filed as exhibit 10.1 to the Current Report on Form 8-K of the Company on April 21, 2023 and incorporated herein by reference)
10.2	Amendment No. 2 to Credit Agreement, dated April 17, 2023, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., HPS Investment Partners, LLC, as Lender Representative and Barclays Bank PLC, as Administrative Agent (filed as exhibit 10.2 to the Current Report on Form 8-K of the Company on April 21, 2023 and incorporated herein by reference)
10.3	Second Lien Note Purchase Agreement, dated April 17, 2023, by and among ATI Physical Therapy, Inc., Wilco Holdco, Inc., Wilco Intermediate Holdings, Inc., ATI Holdings Acquisition, Inc., the Purchasers party thereto and Wilmington Savings Fund Society, FSB (filed as exhibit 10.3 to the Current Report on Form 8-K of the Company on April 21, 2023 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ATI PHYSICAL THERAPY, INC.

Date: May 8, 2023

/s/ JOSEPH JORDAN
Joseph Jordan
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)