Form 10-Q
period 2023-06-30
ATI Physical Therapy, Inc.
filed 2023-08-08
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39439

ATI Physical Therapy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1408039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
790 Remington Boulevard
Bolingbrook, IL 60440
(630) 296-2223
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, $0.0001 par value	ATIP	New York Stock Exchange
Redeemable Warrants, exercisable for Class A common stock at an exercise price of $575.00 per share	ATIP WS	OTC Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 2, 2023, there were approximately 4,205,872 shares of the registrant's common stock legally outstanding.

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
•our ability to meet financial covenants as required by our 2022 Credit Agreement, as amended;
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

•risks associated with public health crises, including COVID-19 (and any existing and future variants) and its direct and indirect impacts or lingering effects on the business, which could lead to a decline in visit volumes and referrals;
•our inability to compete effectively in a competitive industry, subject to rapid technological change and cost inflation, including competition that could impact the effectiveness of our strategies to improve patient referrals and our ability to identify, recruit, hire and retain skilled physical therapists;
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
•risks associated with future acquisitions and other business initiatives, which may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities;
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
•maintaining necessary insurance coverage at competitive rates;
•the outcome of any legal and regulatory matters, proceedings or investigations instituted against us or any of our directors or officers, and whether insurance coverage will be available and/or adequate to cover such matters or proceedings;
•general economic conditions, including but not limited to inflationary and recessionary periods;
•changes in political environment and events involving financial volatility, defaults or other adverse developments that affect the U.S. or global markets, resulting in liquidity problems which may have a material adverse effect on our results of operations;
•our facilities face competition for experienced physical therapists and other clinical providers that may increase labor costs, result in elevated levels of contract labor and reduce profitability;
•risks associated with our ability to attract and retain talented executives and employees amidst the impact of unfavorable labor market dynamics, wage inflation and recent reduction in value of our share-based compensation incentives, including potential failure of steps being taken to reduce attrition of physical therapists and increase hiring of physical therapists;
•risks resulting from the 2L Notes, IPO Warrants, Earnout Shares and Vesting Shares being accounted for as liabilities at fair value and the changes in fair value affecting our financial results;
•further impairments of goodwill and other intangible assets, which represent a significant portion of our total assets, especially in view of the Company’s recent market valuation;
•our inability to remediate the material weaknesses in internal control over financial reporting related to income taxes and to maintain effective internal control over financial reporting;
•risks related to dilution of Common Stock ownership interests and voting interests as a result of the issuance of 2L Notes and Series B Preferred Stock;
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

PART I - FINANCIAL INFORMATION - UNAUDITED
Item 1. Financial Statements

ATI Physical Therapy, Inc.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$37,679	$83,139
Accounts receivable (net of allowance for doubtful accounts of $52,162 and $47,620 at June 30, 2023 and December 31, 2022, respectively)	80,779	80,673
Prepaid expenses	14,303	13,526
Other current assets	6,225	10,040
Assets held for sale	—	6,755
Total current assets	138,986	194,133

Property and equipment, net	114,787	123,690
Operating lease right-of-use assets	218,775	226,092
Goodwill, net	289,650	286,458
Trade name and other intangible assets, net	246,213	246,582
Other non-current assets	1,862	2,030
Total assets	$1,010,273	$1,078,985

Liabilities, Mezzanine Equity and Stockholders' Equity:
Current liabilities:
Accounts payable	$12,535	$12,559
Accrued expenses and other liabilities	61,727	53,672
Current portion of operating lease liabilities	52,194	47,676
Liabilities held for sale	—	2,614
Total current liabilities	126,456	116,521

Long-term debt, net(1)	415,068	531,600
2L Notes due to related parties, at fair value	96,933	—
Warrant liability	98	98
Contingent common shares liability	1,334	2,835
Deferred income tax liabilities	19,037	18,886
Operating lease liabilities	209,024	218,424
Other non-current liabilities	1,644	1,834
Total liabilities	869,594	890,198
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A Senior Preferred Stock, $0.0001 par value; 1.0 million shares authorized; 0.2 million shares issued and outstanding; $1,175.08 stated value per share at June 30, 2023; $1,108.34 stated value per share at December 31, 2022	213,924	140,340
Stockholders' equity:
Class A common stock, $0.0001 par value; 470.0 million shares authorized; 4.2 million shares issued, 4.0 million shares outstanding at June 30, 2023; 4.1 million shares issued, 4.0 million shares outstanding at December 31, 2022	—	—
Treasury stock, at cost, 0.006 million shares and 0.002 million shares at June 30, 2023 and December 31, 2022, respectively	(212)	(146)
Additional paid-in capital	1,310,030	1,378,716
Accumulated other comprehensive income	593	4,899
Accumulated deficit	(1,388,486)	(1,339,511)
Total ATI Physical Therapy, Inc. equity	(78,075)	43,958
Non-controlling interests	4,830	4,489
Total stockholders' equity	(73,245)	48,447
Total liabilities, mezzanine equity and stockholders' equity	$1,010,273	$1,078,985
(1)Includes $16.3 million of principal amount of debt due to related party as of June 30, 2023.
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net patient revenue	$156,938	$148,506	$307,692	$287,431
Other revenue	15,399	14,787	31,577	29,684
Net revenue	172,337	163,293	339,269	317,115

Cost of services:
Salaries and related costs	95,327	89,606	186,030	177,021
Rent, clinic supplies, contract labor and other	50,437	50,405	103,315	102,020
Provision for doubtful accounts	2,360	3,506	6,485	8,611
Total cost of services	148,124	143,517	295,830	287,652
Selling, general and administrative expenses	36,573	31,808	67,168	61,832
Goodwill, intangible and other asset impairment charges	—	127,820	—	283,561
Operating loss	(12,360)	(139,852)	(23,729)	(315,930)
Change in fair value of 2L Notes	(7,010)	—	(7,010)	—
Change in fair value of warrant liability	(198)	(1,184)	—	(2,861)
Change in fair value of contingent common shares liability	(792)	(1,496)	(1,501)	(25,830)
Interest expense, net	16,682	11,379	30,618	20,035
Other expense, net	618	205	972	2,986
Loss before taxes	(21,660)	(148,756)	(46,808)	(310,260)
Income tax expense (benefit)	89	(13,033)	151	(36,314)
Net loss	(21,749)	(135,723)	(46,959)	(273,946)
Net income (loss) attributable to non-controlling interests	956	(177)	2,016	(650)
Net loss attributable to ATI Physical Therapy, Inc.	(22,705)	(135,546)	(48,975)	(273,296)
Less: Series A Senior Preferred Stock redemption value adjustments	44,696	—	44,696	—
Less: Series A Senior Preferred Stock cumulative dividend	5,709	5,063	11,012	6,988
Net loss available to common stockholders	$(73,110)	$(140,609)	$(104,683)	$(280,284)

Loss per share of Class A common stock:
Basic	$(17.74)	$(34.49)	$(25.47)	$(69.41)
Diluted	$(17.74)	$(34.49)	$(25.47)	$(69.41)
Weighted average shares outstanding:
Basic and diluted	4,122	4,077	4,110	4,038
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
($ in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net loss	$(21,749)	$(135,723)	$(46,959)	$(273,946)
Other comprehensive (loss) income:
Cash flow hedges	(850)	2,708	(4,306)	6,460
Comprehensive loss	(22,599)	(133,015)	(51,265)	(267,486)
Net income (loss) attributable to non-controlling interests	956	(177)	2,016	(650)
Comprehensive loss attributable to ATI Physical Therapy, Inc.	$(23,555)	$(132,838)	$(53,281)	$(266,836)
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
($ in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	3,967,146	$—	1,540	$(146)	$1,378,716	$4,899	$(1,339,511)	$4,489	$48,447
Vesting of restricted shares distributed to holders of ICUs	751	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	25,387	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(3,163)	—	3,163	(51)	—	—	—	—	(51)
Non-cash share-based compensation	—	—	—	—	1,454	—	—	—	1,454
Other comprehensive loss	—	—	—	—	—	(3,456)	—	—	(3,456)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(710)	(710)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	1,060	1,060
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(26,270)	—	(26,270)
Balance at March 31, 2023	3,990,121	$—	4,703	$(197)	$1,380,170	$1,443	$(1,365,781)	$4,839	$20,474
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(73,584)	—	—	—	(73,584)
Capital contribution from recognition of delayed draw right asset	—	—	—	—	690	—	—	—	690
Vesting of restricted shares distributed to holders of ICUs	737	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	10,824	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(1,206)	—	1,206	(15)	—	—	—	—	(15)
Issuance of common stock for fractional adjustments related to Reverse Stock Split	26,346	—	—	—	—	—	—	—	—
Non-cash share-based compensation	—	—	—	—	2,754	—	—	—	2,754
Other comprehensive loss	—	—	—	—	—	(850)	—	—	(850)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(965)	(965)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	956	956
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(22,705)	—	(22,705)
Balance at June 30, 2023	4,026,822	$—	5,909	$(212)	$1,310,030	$593	$(1,388,486)	$4,830	$(73,245)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	3,948,199	$—	596	$(95)	$1,351,617	$28	$(847,132)	$7,089	$511,507
Issuance of 2022 Warrants	—	—	—	—	19,725	—	—	—	19,725
Vesting of restricted shares distributed to holders of ICUs	1,510	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock awards	812	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock awards	(256)	—	256	(22)	—	—	—	—	(22)
Non-cash share-based compensation	—	—	—	—	1,960	—	—	—	1,960
Other comprehensive income	—	—	—	—	—	3,752	—	—	3,752
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(473)	(473)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(473)	(473)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(137,750)	—	(137,750)
Balance at March 31, 2022	3,950,265	$—	852	$(117)	$1,373,302	$3,780	$(984,882)	$6,143	$398,226
Vesting of restricted shares distributed to holders of ICUs	2,377	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	6,608	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(132)	—	132	(12)	—	—	—	—	(12)
Non-cash share-based compensation	—	—	—	—	1,959	—	—	—	1,959
Other comprehensive income	—	—	—	—	—	2,708	—	—	2,708
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(139)	(139)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(177)	(177)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(135,546)	—	(135,546)
Balance at June 30, 2022	3,959,118	$—	984	$(129)	$1,375,261	$6,488	$(1,120,428)	$5,827	$267,019
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating activities:
Net loss	$(46,959)	$(273,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill, intangible and other asset impairment charges	—	283,561
Depreciation and amortization	19,041	20,369
Provision for doubtful accounts	6,485	8,611
Deferred income tax provision	151	(36,314)
Non-cash lease expense related to right-of-use assets	23,836	24,071
Non-cash share-based compensation	4,208	3,919
Amortization of debt issuance costs and original issue discount	1,554	1,407
Non-cash interest expense	4,318	—
Loss on extinguishment of debt	444	2,809
Loss (gain) on disposal and sale of assets	793	(163)
Change in fair value of 2L Notes	(7,010)	—
Change in fair value of warrant liability	—	(2,861)
Change in fair value of contingent common shares liability	(1,501)	(25,830)
Changes in:
Accounts receivable, net	(6,105)	(9,349)
Prepaid expenses and other current assets	1,834	(7,555)
Other non-current assets	89	22
Accounts payable	119	1,850
Accrued expenses and other liabilities	15,158	10,803
Operating lease liabilities	(21,830)	(23,427)
Other non-current liabilities	56	45
Medicare Accelerated and Advance Payment Program Funds	—	(10,759)
Net cash used in operating activities	(5,319)	(32,737)

Investing activities:
Purchases of property and equipment	(9,990)	(17,841)
Proceeds from sale of property and equipment	—	146
Proceeds from sale of clinics	355	77
Payment of holdback liabilities related to acquisitions	(490)	—
Net cash used in investing activities	(10,125)	(17,618)

Financing activities:
Proceeds from long-term debt	—	500,000
Proceeds from 2L Notes from related parties	3,243	—
Financing transaction costs	(6,287)	—
Deferred financing costs	(84)	(12,952)
Original issue discount	—	(10,000)
Principal payments on long-term debt	—	(555,048)
Proceeds from issuance of Series A Senior Preferred Stock	—	144,667
Proceeds from issuance of 2022 Warrants	—	20,333
Payments on revolving line of credit	(24,750)	—
Equity issuance costs and original issue discount	—	(4,935)
Payment of contingent consideration liabilities	(397)	—
Taxes paid on behalf of employees for shares withheld	(66)	(34)
Distribution to non-controlling interest holders	(1,675)	(612)
Net cash (used in) provided by financing activities	(30,016)	81,419

Changes in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(45,460)	31,064
Cash and cash equivalents at beginning of period	83,139	48,616
Cash and cash equivalents at end of period	$37,679	$79,680

Supplemental noncash disclosures:
Derivative changes in fair value (1)	$4,306	$(6,460)
Purchases of property and equipment in accounts payable	$1,495	$1,550
Exchange of Senior Secured Term Loan for related party 2L Notes	$100,000	$—
Debt discount on Senior Secured Term Loan	$(1,797)	$—
Capital contribution from recognition of delayed draw right asset	$690	$—
Series A Senior Preferred Stock dividends and redemption value adjustments	$73,584	$—

Other supplemental disclosures:
Cash paid for interest	$24,698	$17,822
Cash received from hedging activities	$5,135	$—
Cash paid for taxes	$3	$55
(1) Derivative changes in fair value related to unrealized loss (gain) on cash flow hedges, including the impact of reclassifications.
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Note 1. Overview of the Company
ATI Physical Therapy, Inc., together with its subsidiaries (herein referred to as “we,” "our," “the Company,” “ATI Physical Therapy” and “ATI”), is a nationally recognized healthcare company, specializing in outpatient rehabilitation and adjacent healthcare services. The Company provides outpatient physical therapy services under the name ATI Physical Therapy and, as of June 30, 2023, had 911 clinics located in 24 states (as well as 18 clinics under management service agreements). The Company offers a variety of services within its clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services. The Company’s direct and indirect wholly-owned subsidiaries include, but are not limited to, Wilco Holdco, Inc., ATI Holdings Acquisition, Inc. and ATI Holdings, LLC.
Impact of COVID-19 and CARES Act
The coronavirus ("COVID-19") pandemic in the United States resulted in changes to our operating environment. Although the direct impact on our business has decreased since the peak impact in 2020, we continue to closely monitor the remaining impacts from the pandemic including its direct or indirect effects on macroeconomic factors, the labor markets in which we operate, and the physical therapy and broader healthcare landscape. Throughout the duration of the pandemic and declared public health emergency, and continuing hereafter, our priorities have been protecting the health and safety of employees and patients, maximizing the availability of services to satisfy patient needs and improving the operational and financial stability of our business. While we expect the disruption caused by COVID-19 and resulting impacts to diminish over time, we cannot predict the length of such impacts, and if such impacts continue for an extended period, it could have a continued effect on the Company’s results of operations, financial condition and cash flows, which could be material.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company realized benefits under the CARES Act including, but not limited to, the receipt of Medicare Accelerated and Advance Payment Program ("MAAPP") funds and deferral of depositing the employer portion of Social Security taxes, interest-free and penalty-free. During the year ended December 31, 2022, the remaining obligations related to these benefits were applied and repaid. During the six months ended June 30, 2022, the Company applied $10.7 million in MAAPP funds against the outstanding liability at that time.
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
Management believes the unaudited condensed consolidated financial statements for interim periods presented contain all necessary adjustments to state fairly, in all material respects, the Company's financial position, results of operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature.

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results the Company expects for the entire year. In addition, the influence of seasonality, changes in payor contracts, changes in rate per visit, changes in referral and visit volumes, strategic transactions and initiatives, labor market dynamics and wage inflation, changes in laws and general economic conditions in the markets in which the Company operates and other factors impacting the Company's operations may result in any period not being comparable to the same period in previous years.
For further information regarding the Company's accounting policies and other information, the condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023.
Reverse Stock Split
On June 14, 2023, the Company effected a one-for-fifty (1-for-50) reverse stock split of its Class A common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders held on June 13, 2023, and the final reverse split ratio was subsequently approved by the Company’s board of directors on June 14, 2023. The Company's common stock commenced trading on a reverse split-adjusted basis on June 15, 2023.
As a result of the Reverse Stock Split, every fifty (50) shares of common stock either issued and outstanding or held as treasury stock were combined into one new share of common stock. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole share. All outstanding securities entitling their holders to purchase or acquire shares of common stock, including stock options, warrants, Earnout Shares, Vesting Shares and shares of common stock subject to vesting were adjusted as a result of the Reverse Stock Split, as required by the terms of those securities. The Reverse Stock Split did not change the par value of the common stock or the number of shares authorized for issuance.
All information included in these condensed consolidated financial statements and related notes has been adjusted, on a retrospective basis, to reflect the Reverse Stock Split, unless otherwise stated.
Liquidity and going concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within twelve months after the date that these condensed consolidated financial statements are issued.
The Company has negative operating cash flows, operating losses and net losses. For the six months ended June 30, 2023, the Company had cash flows used in operating activities of $5.3 million, operating loss of $23.7 million and net loss of $47.0 million. These results are, in part, due to trends experienced by the Company in recent years including a tight labor market for available physical therapy and other healthcare providers in the workforce, visit volume softness, decreases in rate per visit and increases in interest costs.
As previously disclosed, these conditions and events raise substantial doubt about the Company's ability to continue as a going concern. In response to these conditions, management plans included refinancing the Company's debt under its 2022 Credit Agreement and improving operating results and cash flows.

On June 15, 2023, the Company completed a debt restructuring transaction under its 2022 Credit Agreement (as defined in Note 8) including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien PIK convertible notes (the “2L Notes”) and (B) shares of Series B Preferred Stock (as defined in Note 8), which will provide the holder thereof with voting rights such that the holders thereof will have the right to vote on an as-converted basis, (ii) the exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Agreement held by certain of the holders of its Series A Senior Preferred Stock (the "Preferred Equityholders") for 2L Notes and Series B Preferred Stock and (iii) certain other changes to the terms of the 2022 Credit Agreement, including modifications of the financial covenants thereunder and relief from the requirements related to the delivery of independent audit reports without a going concern explanatory paragraph. Holders of the 2L Notes will also receive additional 2L Notes upon the in-kind payment of interest on any outstanding 2L Notes. The 2L Notes are convertible into shares of Class A common stock at a fixed conversion price.
Additionally, the Company experienced improvements in operations that resulted in reduced levels of cash outflows during the six months ended June 30, 2023 relative to the same period in the prior year. A continued improvement in business results is necessary as there remains a risk that the Company may fail to meet its minimum liquidity covenant or be unable to fund anticipated cash requirements and obligations as they become due in the future.
The Company's plan is to continue its efforts to improve its operating results and cash flow through increases to clinical staffing levels, improvements in clinician productivity, controlling costs and capital expenditures and increases in patient visit volumes, referrals and rate per visit. There can be no assurance that the Company's plan will be successful in any of these respects.
If the Company's plan does not result in improvement in these aspects in future periods that results in sufficient cash flow from operations, the Company will need to consider other alternatives, such as raising additional financing, obtaining funds from other sources, disposal of assets, or pursuing other strategic alternatives to improve its business, results of operations and financial condition. There can be no assurance that the Company will be successful in accessing such alternative options or financing if or when needed. Failure to do so could have a material adverse impact on our business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
Management plans have not been fully implemented and, as a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.
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
Cash, cash equivalents and restricted cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less when issued. Restricted cash consists of cash held as collateral in relation to the Company's corporate card agreement. Restricted cash included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, and our condensed consolidated statements of cash flows for the six months ended June 30, 2023 was $0.8 million. There was no change in restricted cash for the six months ended June 30, 2022.
2L Notes
The guidance in Accounting Standards Codification ("ASC") Topic 825, Financial Instruments, provides a fair value option that allows companies to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in the Company's condensed consolidated balance sheets from those instruments using another accounting method.
The 2L Notes are accounted for as a liability in the Company's condensed consolidated balance sheets. The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the line item change in fair value of 2L Notes in the Company’s condensed consolidated statements of operations. Any changes in fair value related to changes in the Company's credit risk is recognized as a component of accumulated other comprehensive income (loss).
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

Note 3. Divestitures
Clinics held for sale
During the fourth quarter of 2022, the Company classified the assets and liabilities of certain clinics as held for sale as a result of the Company's decision to sell the clinics. The divestiture transactions were anticipated to be completed within twelve months. The clinics did not meet the criteria to be classified as discontinued operations. During the first quarter of 2023, the Company completed a portion of its anticipated divestiture transactions, which were immaterial. During the second quarter of 2023, the Company concluded the remaining anticipated divestiture transactions were no longer probable due to the Company's decision to retain the clinics. As a result, the assets and liabilities previously classified as held for sale were reclassified as held and used into the respective line items within the condensed consolidated balance sheet.

There were no assets or liabilities classified as held for sale as of June 30, 2023. Major classes of assets and liabilities classified as held for sale as of December 31, 2022 were as follows (in thousands):

December 31, 2022
Accounts receivable, net	$486
Prepaid expenses	23
Property and equipment, net	1,113
Operating lease right-of-use assets	1,929
Goodwill, net	3,192
Other non-current assets	12
Total assets held for sale	$6,755

Accounts payable	$22
Accrued expenses and other liabilities	201
Current portion of operating lease liabilities	685
Operating lease liabilities	1,706
Total liabilities held for sale	$2,614
Note 4. Revenue from Contracts with Customers
The following table disaggregates net revenue by major service line for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net patient revenue	$156,938	$148,506	$307,692	$287,431
ATI Worksite Solutions (1)	9,384	8,725	18,585	17,376
Management Service Agreements (1)	3,770	3,265	7,495	6,420
Other revenue (1)	2,245	2,797	5,497	5,888
	$172,337	$163,293	$339,269	$317,115
(1)ATI Worksite Solutions, Management Service Agreements and Other revenue are included within other revenue on the face of the condensed consolidated statements of operations.

The following table disaggregates net patient revenue for each associated payor class as a percentage of total net patient revenue for the periods indicated below:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Commercial	58.5%	57.2%	58.3%	57.0%
Government	23.6%	24.5%	23.6%	24.1%
Workers’ compensation	11.6%	12.8%	11.8%	13.0%
Other (1)	6.3%	5.5%	6.3%	5.9%
	100.0%	100.0%	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury reimbursement.
Note 5. Goodwill, Trade Name and Other Intangible Assets
Changes in the carrying amount of goodwill during the current year consisted of the following (in thousands):

Goodwill at December 31, 2022 (1)	$286,458
Impairment charges (2)	—
Reclassifications to held and used	3,192
Goodwill at June 30, 2023	$289,650
(1) Net of accumulated impairment losses of $1,045.7 million.
(2) The Company did not note any triggering events during the six months ended June 30, 2023 that resulted in the recording of an impairment loss.
The table below summarizes the Company’s carrying amount of trade name and other intangible assets at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Gross intangible assets:
ATI trade name (1)	$245,000	$245,000
Non-compete agreements	2,395	2,395
Other intangible assets	640	640
Accumulated amortization:
Accumulated amortization – non-compete agreements	(1,473)	(1,126)
Accumulated amortization – other intangible assets	(349)	(327)
Total trade name and other intangible assets, net	$246,213	$246,582
(1) Not subject to amortization.
Amortization expense for the three and six months ended June 30, 2023 and 2022 was immaterial. The Company estimates that amortization expense related to intangible assets will be immaterial over the next five fiscal years and thereafter.

Interim impairment testing during 2022
During the quarters ended March 31, 2022 and June 30, 2022, the Company identified interim triggering events as a result of factors including potential changes in discount rates and decreases in share price. The Company determined that the combination of these factors constituted an interim triggering event that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets.
As it was determined that it was more likely than not that the fair value of our trade name indefinite-lived intangible asset was below its carrying value, the Company performed an interim quantitative impairment test as of the March 31, 2022 and June 30, 2022 balance sheet dates. The Company utilized the relief from royalty method to estimate the fair value of the trade name indefinite-lived intangible asset. The key assumptions associated with determining the estimated fair value included projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate. As a result of the analyses, during the six months ended June 30, 2022, the Company recognized $79.4 million in non-cash interim impairments in goodwill, intangible and other asset impairment charges in its condensed consolidated statements of operations, which represented the difference between the estimated fair value of the Company’s trade name indefinite-lived intangible asset and its carrying value.
The Company evaluated its long-lived asset groups, including operating lease right-of-use assets that were evaluated based on clinic-specific cash flows and clinic-specific market factors, noting no material impairment.
As it was determined that it was more likely than not that the fair value of our single reporting unit was below its carrying value, the Company performed an interim quantitative impairment test with respect to goodwill. In order to determine the fair value of our single reporting unit, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value included projected revenue growth rates, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, the terminal growth rate, the discount rate and relevant market multiples. As a result of the analyses, during the six months ended June 30, 2022, the Company recognized $204.2 million in non-cash interim impairments in goodwill, intangible and other asset impairment charges in its condensed consolidated statements of operations, which represented the difference between the estimated fair value of the Company’s single reporting unit and its carrying value.
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

Note 6. Property and Equipment
Property and equipment consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Equipment	$38,957	$38,102
Furniture and fixtures	17,804	17,215
Leasehold improvements	194,650	191,182
Automobiles	19	19
Computer equipment and software	105,447	102,651
Construction-in-progress	4,084	3,727
	360,961	352,896
Accumulated depreciation and amortization	(246,174)	(229,206)
Property and equipment, net (1)	$114,787	$123,690
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
The following table presents the amount of depreciation and amortization expense related to property and equipment recorded in rent, clinic supplies, contract labor and other and selling, general and administrative expenses in the Company’s condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Rent, clinic supplies, contract labor and other	$6,351	$6,823	$12,809	$13,909
Selling, general and administrative expenses	2,814	3,250	5,863	6,085
Total depreciation expense	$9,165	$10,073	$18,672	$19,994
Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Salaries and related costs	$28,715	$28,949
Credit balances due to patients and payors	7,255	6,117
Accrued professional fees	6,162	5,551
Accrued interest	6,116	762
Accrued insurance premiums	4,716	—
Accrued occupancy costs	1,985	2,410
Accrued contract labor	1,921	4,483
Other payables and accrued expenses	4,857	5,400
Total	$61,727	$53,672

Note 8. Borrowings
Long-term debt, net consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Senior Secured Term Loan (1, 2) (due February 24, 2028)	$407,799	$503,481
Revolving Loans (3) (due February 24, 2027)	23,450	48,200
Less: unamortized debt issuance costs	(8,021)	(11,137)
Less: unamortized original issue discount	(8,160)	(8,944)
Total debt, net	415,068	531,600
Less: current portion of long-term debt	—	—
Long-term debt, net	$415,068	$531,600
(1) Interest rate of 13.5% and 12.1% at June 30, 2023 and December 31, 2022, respectively, with interest payable in designated installments at a variable interest rate. The effective interest rate for the Senior Secured Term Loan was 13.6% and 13.1% at June 30, 2023 and December 31, 2022, respectively.
(2) The Company has paid a portion of its interest in-kind on its Senior Secured Term Loan by capitalizing and adding such interest to the principal amount of the debt. As of June 30, 2023 and December 31, 2022, the Company has recognized total paid in-kind interest in the amount of $7.8 million and $3.5 million, respectively.
(3) Interest rate of 10.1% and 8.3% at June 30, 2023 and December 31, 2022, respectively, with interest payable in designated installments at a variable interest rate.
2L Notes due to related parties, at fair value consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
2L Notes due to related parties, at fair value	$96,933	$—
2023 Debt Restructuring Transaction
On June 15, 2023 (the "Closing Date"), the Company completed a debt restructuring transaction to improve the Company's liquidity (the "2023 Debt Restructuring"). On the Closing Date, certain previously executed agreements became effective, including (i) Amendment No. 2 to Credit Agreement, (ii) a Second Lien Note Purchase Agreement and (iii) certain other definitive agreements relating to the 2023 Debt Restructuring (such documents referred to collectively as the "Signing Date Definitive Documents").
As part of the 2023 Debt Restructuring, the Company exchanged a principal amount of $100.0 million of the $507.8 million then outstanding Senior Secured Term Loans for an equal amount of second lien paid in-kind ("PIK") convertible notes (the "2L Notes"), which are convertible into shares of the Company's common stock, stapled with a number of shares of Series B Preferred Stock (the "Series B Preferred Stock"), which represent voting interests only. The exchange was consummated through the Intercreditor and Subordination Agreement and Second Lien Note Purchase Agreement dated April 17, 2023 (the "Signing Date").
The Company accounted for the exchange as a debt extinguishment and recognized $0.4 million in loss on debt extinguishment during the three and six months ended June 30, 2023. The loss on debt extinguishment consisted of various offsetting components, including the derecognition of $4.3 million of unamortized deferred financing costs and original issue discount on the Senior Secured Term Loans and the recognition of $0.7 million of fair value premium at issuance on the 2L Notes, offset by the recognition of $2.8 million in delayed draw right assets related to the commitment provided by certain lenders and the recognition of $1.8 million of incremental original issue discount on the Senior Secured Term Loan. The loss on debt extinguishment associated with the 2023 Debt Restructuring has been reflected in other expense, net in the condensed consolidated statements of operations.

Amendment No. 2 to Credit Agreement
Pursuant to Amendment No. 2 to the Credit Agreement, the terms of the remaining unexchanged $407.8 million principal amount of the Senior Secured Term Loans were revised to: (i) increase the interest rate in the form of paid in-kind interest by 1.0% per annum until the achievement of certain financial metrics, (ii) reset the prepayment premiums with respect to any repayment of the Senior Secured Term Loans, and (iii) amended certain covenants. At the completion of the 2023 Debt Restructuring, $391.0 million principal of amended Senior Secured Term Loans is outstanding with HPS Investment Partners, LLC (“HPS”), $16.3 million principal is outstanding with Onex Credit Partners, LLC (“Onex”), $0.3 million principal is outstanding with Knighthead Capital Management, LLC (“Knighthead”), and the remaining $0.2 million principal is outstanding with Marathon Asset Management LP (“Marathon”). Additionally, the terms of the Company's Revolving Loans were revised to increase the cash interest rate by 1.0% until the achievement of certain financial metrics.
Amendment No. 2 to the Credit Agreement also provides, among other terms, (i) a reduction of the thresholds applicable to the minimum liquidity financial covenant under the 2022 Credit Agreement for certain periods, (ii) a waiver of the requirement to comply with the Secured Net Leverage Ratio financial covenant under the 2022 Credit Agreement for the fiscal quarters ending June 30, 2024, September 30, 2024 and December 31, 2024 and a modification of the levels and certain component definitions applicable thereto in the fiscal quarters ending after December 31, 2024, (iii) an extension of the minimum liquidity financial covenant for the fiscal quarters in which the Secured Net Leverage Ratio financial covenant was waived, (iv) a waiver of the requirement for the Company to deliver audited financial statements without a going concern explanatory paragraph for the years ended December 31, 2022, December 31, 2023, and December 31, 2024, and (v) board representation and observer rights and other changes to the governance of the Company.
Based on the results of the cash flow tests and requirements pursuant to ASC Topic 470, Debt, the Company accounted for the impacts of Amendment No. 2 to the Credit Agreement related to the amount held by HPS as a modification, and the impacts related to the amounts held by Onex, Knighthead, and Marathon as an extinguishment. As part of the 2023 Debt Restructuring, the Company recognized $1.8 million of incremental original issue discount on the Senior Secured Term Loan related to lenders treated under extinguishment accounting.
Second Lien Note Purchase Agreement and Designation of Series B Preferred Stock
Knighthead, Marathon, and Onex collectively exchanged a principal amount of $100.0 million of Senior Secured Term Loans for $100.0 million of 2L Notes stapled with a number of shares of Series B Preferred Stock. Of the $100.0 million of 2L Notes issued, approximately $50.8 million were issued to Knighthead, $40.4 million were issued to Marathon, and $8.8 million were issued to Onex. The 2L Notes are subordinated in right of payment and lien priority to the 2022 Credit Facility and mature on August 24, 2028, unless earlier converted, accrue interest at an annual rate of 8.0% payable in-kind on a quarterly basis in the form of additional 2L Notes, and are convertible into shares of Common Stock, at the holder’s option, at a fixed conversion price of $12.50, subject to certain adjustments in the agreement (the "Conversion Price"). Upon conversion of the 2L Notes, the Company shall deliver to the holder a number of shares of Common Stock equal to (i) the principal amount of such 2L Note plus any accrued and unpaid interest divided by (ii) the Conversion Price.

The 2L Notes are effectively stapled with one share of the Company’s Series B Preferred Stock for every $1,000 principal amount of the 2L Notes (the "Series B Preferred Stock"). The Series B Preferred Stock represent voting rights only, with the number of votes being equal to the number of shares of Common Stock each share of Series B Preferred Stock is assumed convertible for at a conversion price of $12.87 per share (the "Voting Rights Conversion Price"). Additional voting rights accrue to the lenders through the deemed issuance of the annual 8.0% paid in-kind 2L Notes with stapled shares of Series B Preferred Stock. The Series B Preferred Stock does not have any dividend or redemption rights. Upon conversion of 2L Notes to Common Stock, the stapled shares of Series B Preferred Stock would be canceled in an amount commensurate with the portion of 2L Notes converted. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes as well as other terms to the 2023 Debt Restructuring, the Company determined that Knighthead, Marathon, and Onex became related parties on the Closing Date.
The following table presents approximate changes in outstanding shares of Series B Preferred Stock during the period and associated equivalent common stock voting rights at the end of the period (in thousands):

June 30, 2023
Series B Preferred Stock, shares at Closing Date	103
Increase (decrease) in shares during period	—
Series B Preferred Stock, shares at end of period	103

Common Stock voting rights, as converted basis(1)	8,022
(1) Represents approximate shares of Series B Preferred Stock outstanding at end of period, times $1,000, divided by the contractual Voting Rights Conversion Price of $12.87 per share.
On or after the second anniversary of the Closing Date and subject to certain conditions, the Company may, at its option, elect to convert (a “Forced Conversion”) a portion of the outstanding 2L Notes into the number of shares of Common Stock based on the Conversion Price then in effect.
On the Closing Date, an additional $3.2 million of 2L Notes with stapled Series B Preferred Stock were issued as part of the First Amendment to the Second Lien Note Purchase Agreement. The terms of the issued 2L Notes and Series B Preferred Stock are the same as those that were subject to the exchange.
The 2L Notes are accounted for as a liability in the Company's condensed consolidated balance sheets. The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's statements of operations. As a result of applying the fair value option, direct costs and fees related to the 2L Notes were expensed as incurred. As of June 30, 2023, the principal amount and estimated fair value of the 2L Notes were approximately $103.2 million and $96.9 million, respectively. Refer to Note 13 - Fair Value Measurements for further details on the fair value of the 2L Notes. Additionally, as of June 30, 2023, the effective interest rate on the 2L Notes was 8.0%.
As of June 30, 2023, of the 2L Notes principal outstanding and due to related parties, approximately $52.4 million, $41.7 million and $9.1 million were outstanding with Knighthead, Marathon, and Onex, respectively.

Delayed Draw Right
The Company also has the right to cause to be issued to Knighthead, Marathon and Caspian Capital L.P. ("Caspian") (collectively the "Delayed Draw Purchasers") an additional $25.0 million of aggregate principal in the form of 2L Notes under its delayed draw right ("Delayed Draw Right”), which is governed by the Second Lien Note Purchase Agreement. If drawn, the notes under the Delayed Draw Right will be subject to the same terms as the convertible 2L Notes with associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion. The right to draw will terminate approximately 18 months after the Closing Date. The Company may request two draws in an amount of $12.5 million each, separately or together, subject to, for each draw, (a) projected liquidity at any time during the 6-month period following the date of the relevant draw being below certain thresholds, and (b) the consent of the board of directors.
Upon issuance, the Company accounted the Delayed Draw Right as an asset at fair value, which represents the Company's option to draw funds subject to certain conditions. For Knighthead and Marathon's portion of the Delayed Draw Right, the asset was recognized as part of the calculation of loss on debt extinguishment. For Caspian, the Delayed Draw Right was recognized as a capital contribution as there was no previous lender relationship with the Company with respect to the Senior Secured Term Loan. At the Closing Date, the Company recognized approximately $3.5 million in Delayed Draw Right assets, which is included in other current assets on the Company's condensed consolidated balance sheets. Subsequently, the asset will be monitored for impairment.
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
The 2022 Credit Facility refinanced and replaced the Company's prior credit facility for which Barclays Bank PLC served as administrative agent for a syndicate of lenders. The Company paid $555.0 million to settle its previous term loan (the "2016 First Lien Term Loan"). The Company accounted for the transaction as a debt extinguishment and recognized $2.8 million in loss on debt extinguishment during the six months ended June 30, 2022 related to the derecognition of the remaining unamortized deferred financing costs and unamortized original issue discount in conjunction with the debt repayment. The loss on debt extinguishment associated with the repayment of the 2016 First Lien Term Loan has been reflected in other expense, net in the condensed consolidated statements of operations.
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

Senior Secured Term Loan
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company was able to elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The Company elected to pay a portion of its interest in-kind beginning in the third quarter of 2022 through the completion of the first year under the agreement. As of June 30, 2023, borrowings on the Senior Secured Term Loan bear interest at 13.5%, consisting of 3-month SOFR, subject to a 1.0% floor, plus a credit spread of 7.25% plus an incremental 1.0% paid-in-kind interest added under the terms of the 2023 Debt Restructuring. As of June 30, 2023, the effective interest rate on the Senior Secured Term Loan was 13.6% and the outstanding principal amount was $407.8 million.
Revolving Loans
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. In December 2022, the Company drew $48.2 million in Revolving Loans. During the second quarter of 2023, the Company repaid approximately $24.8 million in Revolving Loans. As of June 30, 2023, $23.5 million in Revolving Loans were outstanding and bearing interest at 10.1%, consisting of 3-month SOFR plus a credit spread of 5.1%, which includes the incremental 1.0% added under the terms of the 2023 Debt Restructuring.
Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans were $0.5 million as of June 30, 2023, and $0.6 million as of December 31, 2022.
The 2022 Credit Facility and 2L Notes are guaranteed by certain of the Company’s subsidiaries and are secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions. Pursuant to the terms of the Intercreditor and Subordination Agreement, the 2L Notes (and the guarantees thereof) will rank junior in right of payment to the obligations under the 2022 Credit Agreement, and the liens on the collateral securing the 2L Notes will rank junior to the liens on such collateral securing the obligations under the 2022 Credit Agreement.
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. In accordance with Amendment No. 2 to the Credit Agreement, the financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2023, $25.0 million of minimum liquidity for the second quarter of 2023, $15.0 million of minimum liquidity through the fourth quarter of 2023 and $10.0 million of minimum liquidity through the fourth quarter of 2024. Additionally, beginning in the first quarter of 2025, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 11.00:1.00. The net leverage ratio covenant decreases each subsequent quarter through the second quarter of 2026 to 7.00:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of June 30, 2023, the Company is in compliance with its minimum liquidity financial covenant.

The 2022 Credit Facility contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including requirements related to the delivery of independent audit reports without a going concern explanatory paragraph beginning with the report covering fiscal year 2025, limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. The Second Lien Note Purchase Agreement includes affirmative and negative covenants (other than financial covenants) that are substantially consistent with the 2022 Credit Agreement, as well as customary events of default. Failure to comply with the 2022 Credit Facility and Second Lien Note Purchase Agreement covenants and restrictions could result in an event of default under the respective borrowing agreements, subject to customary cure periods. In such an event, all amounts outstanding under the 2022 Credit Facility and Second Lien Note Purchase Agreement, together with any accrued interest, could then be declared immediately due and payable.
Under the 2022 Credit Facility, the Company may be required to make certain mandatory prepayments upon the occurrence of certain events, including: an event of default, a prepayment asset sale or receipt of net insurance proceeds in excess of $10.0 million, or excess cash flows exceeding certain thresholds. A prepayment asset sale includes dispositions at fair market value, and net insurance proceeds is generally defined as insurance proceeds received on a covered loss or as a result of assets taken under the power of eminent domain, net of costs related to the matter.
The Company had letters of credit totaling $6.5 million and $1.8 million under the letter of credit sub-facility on the revolving credit facility as of June 30, 2023 and December 31, 2022, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.
Aggregate maturities of the Company's borrowings at June 30, 2023 are as follows (in thousands):

2023 (remainder of year)	$—
2024	—
2025	—
2026	—
2027	23,450
2028	511,042
Total future maturities(1)	534,492
Unamortized original issue discount and debt issuance costs	(16,181)
2L Notes due to related parties, principal amount(1, 2)	(103,243)
Long-term debt, net(1)	$415,068
(1) Excludes any contractual paid in-kind interest that may be accrued and added to the principal amounts between now and the respective maturity dates.
(2) The principal amount of the 2L Notes differs from the estimated fair value presented on the condensed consolidated balance sheet. Refer to Note 13 - Fair Value Measurements for further details on the fair value of the 2L Notes.
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

ATI 2021 Equity Incentive Plan
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which it may grant equity interests of ATI Physical Therapy, Inc., in the form of stock options, stock appreciation rights, restricted stock awards and restricted stock units, to members of management, key employees and independent directors of the Company and its subsidiaries. The Compensation Committee is authorized to make grants and to make various other decisions under the 2021 Plan. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 1.2 million. As of June 30, 2023, approximately 0.2 million shares were available for future grant.
2023 grants
During the six months ended June 30, 2023, the Company granted restricted stock units ("RSUs") to certain employees and independent directors of the Company. For the six months ended June 30, 2023, approximately 0.7 million RSUs were granted under the 2021 Plan. The weighted-average grant-date fair values related to the RSUs granted were $17.00.
As of June 30, 2023, the unrecognized compensation expense related to outstanding RSUs was $14.6 million, to be recognized over a weighted-average period of 2.4 years.
Total non-cash share-based compensation expense recognized in the three and six months ended June 30, 2023 was approximately $2.8 million and $4.2 million, respectively.
Note 10. Mezzanine and Stockholders' Equity
ATI Physical Therapy, Inc. Series A Senior Preferred Stock
In connection with the 2022 Debt Refinancing, the Company issued 165,000 shares of non-convertible preferred stock (the "Series A Senior Preferred Stock") plus warrants to purchase 0.1 million shares of the Company's common stock at an exercise price of $150.00 per share (the "Series I Warrants") and warrants to purchase 0.1 million shares of the Company's common stock at an exercise price equal to $0.50 per share (the "Series II Warrants"). The shares of the Series A Senior Preferred Stock have a par value of $0.0001 per share and an initial stated value of $1,000 per share, for an aggregate initial stated value of $165.0 million. The Company is authorized to issue 1.0 million shares of preferred stock per the Certificate of Designation. As of June 30, 2023, there was 0.2 million shares of Series A Senior Preferred Stock issued and outstanding.
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
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid in-kind dividends related to the Series A Preferred Stock were $11.0 million and $7.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the accumulated paid in-kind dividends related to the Series A Preferred Stock were $28.9 million and the aggregate stated value was $193.9 million.
Changes in the aggregate stated value and stated value per share of the Series A Senior Preferred Stock consisted of the following (in thousands, except per share data):

	June 30, 2023	December 31, 2022
Aggregate stated value, beginning of period	$182,876	$165,000
Paid in-kind dividends(1)	11,012	17,876
Aggregate stated value, end of period	$193,888	$182,876

Preferred shares issued and outstanding, end of period	165	165

Stated value per share, end of period	$1,175.08	$1,108.34
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
The Series A Senior Preferred Stock is perpetual and is not mandatorily redeemable at the option of the holders, except upon the occurrence of a Mandatory Redemption Event. Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price. Because the Series A Senior Preferred Stock is mandatorily redeemable contingent on certain events outside the Company’s control, such as a change in control, and since such events are not currently deemed certain to occur, the Series A Senior Preferred Stock is classified as mezzanine equity in the Company's condensed consolidated balance sheets.

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
As part of the 2022 Debt Refinancing, the Preferred Equityholders, voting as a separate class, had the right to designate and elect one director to serve on the Company’s board of directors until such time after the Refinancing Date that (i) as of any applicable fiscal quarter end, the Company’s trailing 12-month Consolidated Adjusted EBITDA (as defined in the Certificate of Designation) exceeds $100 million, or (ii) the Lead Purchaser ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Refinancing Date. As part of the 2023 Debt Restructuring, (1) the Preferred Equityholders’ preexisting rights as holders of the Company’s Series A Senior Preferred Stock to designate and elect one director to the Company’s board of directors (the “Board”) was revised to provide that (a) the Preferred Equityholders have the right to appoint three additional directors to the Board (resulting in the right of the Preferred Equityholders to appoint a total of four directors to the Board) until such time after the Closing Date that the Lead Purchaser (as defined in certain of the transaction agreements entered into in connection with the original issuance of the Series A Preferred Stock) ceases to hold at least 50.1% of the Series A Preferred Stock held by it as of the Closing Date, one of whom must be unaffiliated with (and independent of) the Preferred Equityholders and who must meet the definition of “independent” under the listing standards of the New York Stock Exchange, and by the SEC; and (b) all such designee directors of the Preferred Equityholders will be subject to consideration by the Board (acting in good faith and consistent with their review of other Board candidates) and (2) the provision in the Certificate of Designation of the Company’s Series A Senior Preferred Stock that eliminated the Preferred Equityholders’ director designation rights upon the Company’s achievement of certain amounts of EBITDA was deleted.
Prior to the closing of the 2023 Debt Restructuring, because the Series A Senior Preferred Stock is classified as mezzanine equity and was not considered redeemable or probable of becoming redeemable, the paid in-kind dividends that were added to the stated value did not impact the carrying value of the Series A Senior Preferred Stock in the Company’s condensed consolidated balance sheets. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Company determined that redemption of the Series A Preferred Stock is no longer solely within the control of the Company. As a result, the Company determined that the Series A Preferred Stock is probable of becoming redeemable based on the accounting guidance. Following the 2023 Debt Restructuring, since the Series A Senior Preferred Stock is probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount as if redemption were to occur at the end of the reporting period. As of June 30, 2023, the redemption value of the Series A Senior Preferred Stock was $213.9 million, which includes the aggregate stated value at June 30, 2023, inclusive of paid in-kind dividends, and an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period.

Changes in the carrying value of the Series A Preferred Stock consisted of the following for the six months ended June 30, 2023 (in thousands). There were no changes in carrying value in 2022.

June 30, 2023
Carrying value, beginning of period	$140,340
Write off original issue discount	1,447
Write off issuance costs	2,880
Deemed dividend from discount on initial gross proceeds allocation	20,333
Paid in-kind dividends recognized to carrying value	28,888
Redemption value adjustment	20,036
Carrying value, end of period	$213,924
2022 Warrants
In connection with the Preferred Stock Financing, the Company agreed to issue to the preferred stockholders the Series I Warrants entitling the holders thereof to purchase 0.1 million shares of the Company's common stock at an exercise price equal to $150.00 per share, exercisable for 5 years from the Refinancing Date; and the Series II Warrants entitling holders thereof to purchase 0.1 million shares of the Company's common stock at an exercise price equal to $0.50 per share, exercisable for 5 years from the Refinancing Date (collectively, the "2022 Warrants"). Such number of shares of common stock purchasable pursuant to the 2022 Warrant Agreement and related exercise prices may be adjusted from time to time under certain scenarios as set forth in the 2022 Warrant Agreement, which relate to potential changes in the Company's capital structure.
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
Class A common stock
The Company is authorized to issue 470.0 million shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At June 30, 2023, there were 4.2 million shares of Class A common stock issued and 4.0 million shares outstanding.

As of June 30, 2023, shares of Class A common stock reserved for potential future issuance, on an as-if converted basis, were as follows (in thousands):

June 30, 2023
2L Notes(1)	8,259
Shares available for grant under the 2021 Plan	242
2021 Plan share-based awards outstanding	872
Earnout Shares reserved	300
2022 Warrant shares reserved	230
IPO Warrant shares reserved	197
Vesting Shares reserved(2)	173
Restricted shares(2)	7
Total shares of common stock reserved	10,280
(1) Calculated based on the principal amount of 2L Notes and Conversion Price of $12.50 per share. This figure differs from the contractual Voting Rights Conversion Price of $12.87 as outlined in Note 8 - Borrowings.
(2) Represents shares of Class A common stock legally issued, but not outstanding, as of June 30, 2023.
Treasury stock
During the six months ended June 30, 2023, the Company net settled 4,369 shares of its Class A common stock related to employee tax withholding obligations associated with the Company's share-based compensation program. These shares are reflected at cost as treasury stock in the condensed consolidated financial statements. As of June 30, 2023, there were 5,909 shares of treasury stock totaling $0.2 million recognized in the condensed consolidated balance sheets.
Note 11. IPO Warrant Liability
The Company has outstanding public warrants to purchase an aggregate of approximately 0.1 million shares of the Company’s Class A common stock at an exercise price of $575.00 per share ("Public Warrants") and outstanding private placement warrants to purchase an aggregate of approximately 0.1 million shares of the Company's Class A common stock at an exercise price of $575.00 per share ("Private Placement Warrants") (collectively, the "IPO Warrants"). As of June 30, 2023, the Public Warrants were delisted from the New York Stock Exchange ("NYSE") and are traded in the over-the-counter market. There were no IPO Warrants exercised during the six months ended June 30, 2023.
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

The following table presents the change in the fair value of Private Placement Warrants that is recognized in change in fair value of warrant liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fair value, beginning of period	$89	$801	$29	$1,305
Decrease in fair value	(60)	(356)	—	(860)
Fair value, end of period	$29	$445	$29	$445
The following table presents the changes in the fair value of the Public Warrants that is recognized in change in fair value of warrant liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fair value, beginning of period	$207	$1,863	$69	$3,036
Decrease in fair value	(138)	(828)	—	(2,001)
Fair value, end of period	$69	$1,035	$69	$1,035
Note 12. Contingent Common Shares Liability
Earnout Shares
Subject to the terms and conditions of the merger agreement between Wilco Holdco, Inc. and Fortress Value Acquisition Corp. II (herein referred to as "FAII" and "FVAC"), certain stockholders of Wilco Holdco, Inc. were provided the contingent right to receive, in the aggregate, up to 0.3 million shares of Class A common stock if, from the closing of the Company's business combination with FAII until the 10th anniversary thereof, the dollar volume-weighted average price (“VWAP”) of Class A common stock exceeds certain thresholds (the "Earnout Shares"). The Earnout Shares vest in three equal tranches of 0.1 million shares each if the VWAP of Class A common stock exceeds $600.00, $700.00 and $800.00 per share, respectively, over the designated period of time.
The Earnout Shares are subject to acceleration in the event of a sale or other change in control if the holders of Class A common stock would receive a per share price in excess of the applicable Earnout Shares price target. The Company accounts for the potential Earnout Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s condensed consolidated statements of operations. As of June 30, 2023, no Earnout Shares have been issued as none of the corresponding share price thresholds have been met.

The following table presents the changes in the fair value of the Earnout Shares that is recognized in change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fair value, beginning of period	$1,350	$13,350	$1,800	$28,800
Decrease in fair value	(503)	(950)	(953)	(16,400)
Fair value, end of period	$847	$12,400	$847	$12,400
Refer to Note 13 - Fair Value Measurements for further details.
Vesting Shares
Subject to the terms and conditions of the sponsor letter agreement that was executed in connection with the merger agreement between Wilco Holdco, Inc. and FAII, approximately 0.2 million shares of Class F common stock of FAII outstanding immediately prior to the Company's business combination with FAII converted to potential Class A common shares and became subject to vesting and forfeiture provisions (the "Vesting Shares"). The Vesting Shares vest in three equal tranches of approximately 0.1 million shares each if the VWAP of Class A common stock exceeds $600.00, $700.00 and $800.00 per share, respectively, over the designated period of time. The Vesting Shares are subject to acceleration in the event of a sale or other change in control if the holders of Class A common stock would receive a per share price in excess of the applicable Vesting Shares price target.
The Company accounts for the Vesting Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the Company’s condensed consolidated statements of operations. As of June 30, 2023, no Vesting Shares are outstanding as none of the corresponding share price thresholds have been met.
The following table presents the changes in the fair value of the Vesting Shares that is recognized in change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fair value, beginning of period	$776	$7,676	$1,035	$16,560
Decrease in fair value	(289)	(546)	(548)	(9,430)
Fair value, end of period	$487	$7,130	$487	$7,130
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
As of June 30, 2023 and December 31, 2022, respectively, the recorded values of cash, cash equivalents and restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these items. Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices. As of June 30, 2023 and December 31, 2022, respectively, the fair value of money market fund investments included in cash and cash equivalents was zero and $30.0 million.
Fair value measurement of debt
The Company's Revolving Loans are Level 2 fair value measures which have a variable interest rate structure that resets on a frequent short-term basis and, as of June 30, 2023, the recorded amounts approximate fair value. Prior to the 2023 Debt Restructuring, the Company's Senior Secured Term Loan was a Level 2 fair value measure. The Company utilizes market approach valuation techniques based on interest rates and credit data that are currently available to the Company for issuance of debt with similar terms or maturities.
In connection with the 2023 Debt Restructuring, the Company estimated the fair value of a portion of its Senior Secured Term Loan using a Black-Derman-Toy Lattice Bond Pricing Model. The valuation model utilizes observable and unobservable Level 3 inputs, such as SOFR forward rates and an estimated yield. As of June 30, 2023, the carrying amount and estimated fair value of the Senior Secured Term Loan was approximately $391.6 million and $364.2 million, respectively.
As discussed in Note 8 - Borrowings, the Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's statements of operations.
The Company determined the fair value of the 2L Notes using Level 3 inputs. The fair value of the 2L Notes was estimated using a Goldman Sachs convertible bond valuation model to consider the impacts of the conversion feature. Changes in the assumptions of the unobservable inputs may materially affect the estimated fair value of the 2L Notes.

The key inputs into the convertible bond valuation model were as follows as of the Closing Date. As of June 30, 2023, the most significant change in the below inputs that impacted the valuation was share price, which was $9.15:

2L Notes
June 15, 2023
Risk-free interest rate	3.90%
Volatility	50.00%
Selected yield	20.00%
Expected term (years)	5.3
Share price	$10.21
The following table presents the changes in the fair value of the 2L Notes that is recognized in change in fair value of 2L Notes in the condensed consolidated statements of operations for the periods indicated below (in thousands). None of the change in fair value is attributable to instrument-specific credit risk:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Fair value, beginning of period(1)	$103,943	$103,943
Decrease in fair value(1)	(7,010)	(7,010)
Fair value, end of period	$96,933	$96,933
(1) Represents changes in fair value from the Closing Date, which is when the 2L Notes were issued.
Fair value measurement of share-based financial liabilities
Prior to June 30, 2023, the Company determined the fair value of the Public Warrant liability using Level 1 inputs, and determined the fair value of the Private Placement Warrant liability using the price of the Public Warrants as a Level 2 input. As of June 30, 2023, the Company determined the fair value of the IPO Warrant liability using Level 3 inputs as its Public Warrants were delisted from the NYSE.
As of June 30, 2023, the Company determined the fair value of the IPO Warrant liability, Earnout Shares liability and Vesting Shares liability using Level 3 inputs. The warrants would be deemed exercisable or redeemable if the Company's common stock price over a specified measurement period was trading at certain thresholds. The contingent common shares contain specific market conditions to determine whether the shares vest based on the Company’s common stock price over a specified measurement period. Given the path-dependent nature of the requirement in which the warrants are exercised or redeemed, and the shares are earned, a Monte-Carlo simulation was used to estimate the fair value of the liabilities. The Company’s common stock price was simulated to each measurement period based on the above methodology. In each iteration, the simulated stock price was compared to the conditions under which the warrants are exercised or redeemed, or the shares vest. In iterations where the stock price corresponded to warrants being exercised or redeemed, or shares vesting, the future value of the warrants or contingent common shares were discounted back to present value. The fair value of the liabilities were estimated based on the average of all iterations of the simulation.

Inherent in a Monte-Carlo valuation model are assumptions related to expected stock-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility based on the historical volatility of certain guideline companies, as well as the Company's historical volatility over the available look-back period as of the valuation date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected term of the IPO Warrants, Earnout Shares and Vesting Shares. The dividend yield percentage is zero based on the Company's current expectations related to the payment of dividends during the expected term of the IPO Warrants, Earnout Shares or Vesting Shares.
The key inputs into the Monte-Carlo option pricing model were as follows as of June 30, 2023 and December 31, 2022 for the respective Level 3 instruments:

	IPO Warrants		Earnout Shares and Vesting Shares
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Risk-free interest rate	4.45%	N/A	3.88%	3.88%
Volatility	91.30%	N/A	77.80%	74.60%
Dividend yield	—%	N/A	—%	—%
Expected term (years)	3.0	N/A	8.0	8.5
Share price	$9.15	N/A	$9.15	$15.50
Refer to Note 11 - IPO Warrant Liability and Note 12 - Contingent Common Shares Liability for further details on the change in fair value of the IPO Warrants and change in fair value of the Earnout Shares and Vesting Shares, respectively.
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
The Company records derivatives on the balance sheet at fair value, which represents the estimated amounts it would receive or pay upon termination of the derivative prior to the scheduled expiration date. The fair value is derived from model-driven information based on observable Level 2 inputs, such as SOFR forward rates. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.

The following table presents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022, respectively (in thousands):

Cash Flow Hedges
Balance as of December 31, 2022	$4,899
Unrealized loss recognized in other comprehensive income before reclassifications	(99)
Reclassification to interest expense, net	(3,357)
Balance as of March 31, 2023	1,443
Unrealized gain recognized in other comprehensive income before reclassifications	798
Reclassification to interest expense, net	(1,648)
Balance as of June 30, 2023	$593

Balance as of December 31, 2021	$28
Unrealized gain recognized in other comprehensive income before reclassifications	3,681
Reclassification to interest expense, net	71
Balance as of March 31, 2022	3,780
Unrealized gain recognized in other comprehensive income before reclassifications	2,642
Reclassification to interest expense, net	66
Balance as of June 30, 2022	$6,488
The following table presents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Other current assets	$511	—	$5,028	—
Other non-current assets	$83	—	—	—
Accrued expenses and other liabilities	—	—	—	—
Other non-current liabilities	—	—	—	$73
Note 14. Income Taxes
The effective tax rate and income tax expense for the three months ended June 30, 2023 were (0.4)% and $0.1 million, compared to an effective tax rate and income tax benefit of 8.8% and $13.0 million for the three months ended June 30, 2022. The effective tax rate and income tax expense for the six months ended June 30, 2023 were (0.3)% and $0.2 million, compared to an effective tax rate and income tax benefit of 11.7% and $36.3 million for the six months ended June 30, 2022.

The effective tax rate for the three and six months ended June 30, 2023 was estimated based on full-year 2023 forecast. The estimated effective tax rate was different than the statutory rate primarily due to the recognition of valuation allowances against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain. The estimated effective tax rate applicable to year-to-date losses as adjusted for discrete items including nontaxable fair value adjustments related to liability-classified share-based instruments, resulted in a tax expense of $0.1 million for the three months ended June 30, 2023, and a tax expense of $0.2 million for the six months ended June 30, 2023.
The effective tax rate for the three and six months ended June 30, 2022 was estimated based on full-year 2022 forecast. The estimated effective tax rate was different than the statutory rate primarily due to attributes in federal and state jurisdictions for which no benefit can be recognized and book impairment of goodwill. There was no tax basis established in a significant component of the goodwill impaired. As a result, the impairment had a substantial permanent impact on the effective tax rate. The estimated effective tax rate applicable to year-to-date losses as adjusted for discrete items resulted in a tax benefit of $13.0 million for the three months ended June 30, 2022, and a tax benefit of $36.3 million for the six months ended June 30, 2022.
In evaluating the Company's ability to recover deferred income tax assets, all available positive and negative evidence is considered, including scheduled reversal of deferred tax liabilities, operating results and forecasts of future taxable income in each of the jurisdictions in which the Company operates. As of June 30, 2023, the Company determined that a significant portion of its federal and state net operating loss carryforwards with definite and certain indefinite carryforward periods and certain deferred tax assets are not more likely than not to be realized based on the weight of available evidence. As a result, the Company recorded valuation allowances against tax benefits related to its current year losses.
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

Lease costs are included as components of cost of services and selling, general and administrative expenses on the condensed consolidated statements of operations. Lease charges related to ROU asset impairments are included in goodwill, intangible and other asset impairment charges on the condensed consolidated statements of operations. The components of the Company's lease costs incurred were as follows for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Lease cost
Operating lease cost	$16,674	$16,784	$33,363	$33,487
Variable lease cost (1)	5,468	5,331	10,830	10,536
Total lease cost (2)	$22,142	$22,115	$44,193	$44,023
(1) Includes short term lease costs, which are immaterial.
(2) Sublease income was immaterial.
During the six months ended June 30, 2023 and 2022, the Company modified the lease terms for a significant number of its real estate leases, primarily related to lease term extensions and renewals in the normal course of business. Modifications during the six months ended June 30, 2023 and 2022 resulted in an increase to the Company’s operating lease ROU assets and operating lease liabilities of approximately $8.8 million and $7.5 million, respectively.
Other supplemental quantitative disclosures were as follows for the periods indicated below (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,110	$32,893
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,831	$6,900
Average lease terms and discount rates as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	5.7 years	5.9 years
Weighted-average discount rate:
Operating leases	7.2%	6.9%

Estimated undiscounted future lease payments under non-cancellable operating leases, along with a reconciliation of the undiscounted cash flows to operating lease liabilities, respectively, at June 30, 2023 were as follows (in thousands):

Year	Amount
2023 (remainder of year)	$34,311
2024	66,189
2025	56,311
2026	49,463
2027	38,178
Thereafter	77,069
Total undiscounted future cash flows	321,521
Less: Imputed Interest	(60,303)
Present value of future cash flows	$261,218
Presentation on Balance Sheet:
Current	$52,194
Non-current	$209,024
Note 16. Commitments and Contingencies
The Company has contractual commitments that are not required to be recognized in the condensed consolidated financial statements related to cloud computing and telecommunication services agreements. As of June 30, 2023, minimum amounts due under these agreements are approximately $13.8 million through January of 2026 subject to customary business terms and conditions.
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
During 2022, the Company engaged in discussions with a payor regarding a billing dispute related to certain historical claims. Management believed, based on discussions with its legal counsel, that the Company had meritorious defenses against such unasserted claim. However, based on the progress of settlement discussions to avoid the cost of potential litigation, the Company recorded a charge for a net settlement liability related to the billing dispute of $3.0 million, which is included in selling, general and administrative expenses in its condensed consolidated statements of operations for the three and six months ended June 30, 2022. As of December 31, 2022, the liability has been fully settled.
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
On February 7, 2023, another purported ATI stockholder, Wendell Robinson, filed a putative class action complaint in the Court of Chancery of the State of Delaware against Fortress Acquisition Sponsor II, LLC, Andrew A. McKnight, Joshua A. Pack, Marc Furstein, Leslee Cowen, Aaron F. Hood, Carmen A. Policy, Rakefet Russak-Aminoach, Sunil Gulati, Daniel N. Bass, Micah B. Kaplan and Labeed Diab (the "Robinson Action"). The complaint asserts claims against: (i) Fortress Acquisition Sponsor II, LLC, Andrew A. McKnight, Joshua A. Pack, Marc Furstein, Leslee Cowen, Aaron F. Hood, Carmen A. Policy, Rafeket Russak-Aminoach, Sunil Gulati, Daniel N. Bass and Micah B. Kaplan for breach of fiduciary duty; and (ii) Labeed Diab for aiding and abetting breach of fiduciary duty. Plaintiff's allegations generally mirror those asserted in the federal stockholder class action described above, and Plaintiff further alleges that the alleged misrepresentations and omissions in the proxy materials for the FVAC/ATI merger prevented stockholders from making a fully informed decision on whether to approve the merger or have their shares redeemed. Defendants filed motions to dismiss on April 28, 2023, which were fully briefed as of June 23, 2023 and remain pending. A hearing on the motions has been scheduled for December 1, 2023. The Company has determined that potential liabilities related to this complaint are not considered probable or reasonably estimable at this time.

On June 1, 2023, another purported ATI stockholder, Phillip Goldstein, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against Labeed Diab, Joseph Jordan, Cedric Coco, Ray Wahl, John L. Larsen, John Maldonado, Carmine Petrone, Joanne M. Burns, Christopher Krubert, James E. Parisi, Joshua A. Pack, Andrew A. McKnight, Marc Furstein, Aaron F. Hood, Carmen A. Policy, Sunil Gulati, Leslee Cowen, and Rakefet Russak-Aminoach. The complaint asserts direct and/or derivative claims against: (i) Labeed Diab, Joseph Jordan, Cedric Coco, Ray Wahl, John Larsen, John Maldonado, Carmine Petrone, Joanne Burns, Christopher Krubert, and James Parisi for tortious interference with redemption rights, aiding and abetting breach of fiduciary duty, and fraud; and (ii) Joshua A. Pack, Andrew A. McKnight, Marc Furstein, Aaron F. Hood, Carmen A. Policy, Sunil Gulati, Leslee Cowen, and Rakefet Russak-Aminoach for breach of fiduciary duty. Plaintiff’s allegations generally mirror those asserted in the Robinson Action referenced above. Defendants have not yet responded to the complaint. The Company has determined that potential liabilities related to this complaint are not considered probable or reasonably estimable at this time.
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
Insurance coverage complaint
On March 8, 2023, the Company filed a complaint against Federal Insurance Company, U.S. Specialty Insurance Company and other insurers titled ATI Physical Therapy, Inc. v. Federal Insurance Company et. al., Case No. N23C-03-074, in the Superior Court of the State of Delaware related to a coverage dispute and those certain insurers’ denial of coverage for the stockholder class action complaints, the stockholder derivative complaint, and the SEC requests discussed in this section. The complaint asserts claims against Federal Insurance Company for breach of contract and bad faith, and claims for declaratory judgment as to Federal Insurance Company, U.S. Specialty Insurance Company, XL Specialty Insurance Company and the Company’s excess insurance carriers, seeking coverage for the stockholder class action complaints, the stockholder derivative complaint, and the SEC requests. On June 26, 2023, the Company filed an amended complaint asserting the same claims and seeking the same relief. On July 18, 2023, the defendants filed their answers to the amended complaint.

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
Note 17. Loss per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the impact of securities that would have a dilutive effect on basic loss per share, if any. For the three and six months ended June 30, 2023 and 2022, shares of Series A Senior Preferred Stock are treated as participating securities and therefore are included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if the earnings for the year had been distributed. For the three and six months ended June 30, 2023 and 2022, the income (loss) available to common stockholders is reduced (increased) by the amount of the cumulative dividend and any redemption value adjustments for the Series A Senior Preferred Stock that was issued as part of the 2022 Debt Refinancing. As discussed in Note 8 - Borrowings, the Series B Preferred Stock are non-economic and represent voting rights only and, therefore, are not considered in the calculation of basic or diluted loss per share.

The calculation of both basic and diluted loss per share for the periods indicated below was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Basic and diluted loss per share:
Net loss	$(21,749)	$(135,723)	$(46,959)	$(273,946)
Less: Net income (loss) attributable to non-controlling interests	956	(177)	2,016	(650)
Less: Series A Senior Preferred redemption value adjustments(1)	44,696	—	44,696	—
Less: Series A Senior Preferred cumulative dividend	5,709	5,063	11,012	6,988
Loss available to common stockholders	$(73,110)	$(140,609)	$(104,683)	$(280,284)

Weighted average shares outstanding(2)	4,122	4,077	4,110	4,038

Basic and diluted loss per share	$(17.74)	$(34.49)	$(25.47)	$(69.41)
(1) For the three and six months ended June 30, 2023, the Series A Senior Preferred Stock was remeasured to its redemption value. This adjustment consisted of the recognition of a deemed dividend primarily from the original issue discount and an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period. Refer to Note 10 - Mezzanine and Stockholders' Equity for additional information.
(2) Included within weighted average shares outstanding following the 2022 Debt Refinancing are common shares issuable upon the exercise of the Series II Warrants, as the Series II Warrants are exercisable at any time for nominal consideration. As such, the shares are considered to be outstanding for the purpose of calculating basic and diluted loss per share.
For the periods presented, basic and diluted loss per share were equal. The following number of shares issuable related to outstanding securities could potentially dilute earnings per share in the future (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
2L Notes(1)	8,259	—	8,259	—
Series I Warrants	105	105	105	105
IPO Warrants	197	197	197	197
Restricted shares(2)	7	11	7	11
Stock options	103	129	103	129
RSUs	767	97	767	97
RSAs	2	6	2	6
Total	9,440	545	9,440	545
(1) Potential dilution is reflected on an if-converted basis based on the principal amount of 2L Notes and conversion price of $12.50 per share.
(2) Represents certain shares of Class A common stock legally issued, but not outstanding, as of the respective periods.

As the vesting thresholds have not yet been met as of the end of the reporting period, 0.3 million Earnout Shares and approximately 0.2 million Vesting Shares were excluded from the basic and diluted shares outstanding calculations.

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
Certain amounts in this Management's Discussion and Analysis may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and six months ended June 30, 2023 and 2022.
All dollar amounts are presented in thousands, unless indicated otherwise.
Company Overview
We are a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 911 clinics located in 24 states (as well as 18 clinics under management service agreements) as of June 30, 2023. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
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
2023 Debt Restructuring Transaction
On June 15, 2023 (the "Closing Date"), the Company completed a transaction to improve the Company's liquidity (the "2023 Debt Restructuring"). On the Closing Date, certain previously executed agreements became effective, including (i) Amendment No. 2 to Credit Agreement, (ii) a Second Lien Note Purchase Agreement and (iii) certain other definitive agreements relating to the 2023 Debt Restructuring (such documents referred to collectively as the "Signing Date Definitive Documents"). Refer to Note 8 - Borrowings in the condensed consolidated financial statements for further details.
Reverse Stock Split
On June 14, 2023, the Company effected a one-for-fifty (1-for-50) reverse stock split of its Class A common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders held on June 13, 2023, and the final reverse split ratio was subsequently approved by the Company’s board of directors on June 14, 2023. The Company's common stock commenced trading on a reverse split-adjusted basis on June 15, 2023.
As a result of the Reverse Stock Split, every fifty (50) shares of common stock either issued and outstanding or held as treasury stock were combined into one new share of common stock. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole share. All outstanding securities entitling their holders to purchase or acquire shares of common stock, including stock options, warrants, Earnout Shares, Vesting Shares and shares of common stock subject to vesting were adjusted as a result of the Reverse Stock Split, as required by the terms of those securities. The Reverse Stock Split did not change the par value of the common stock or the number of shares authorized for issuance.
2022 Debt Refinancing and Preferred Stock Financing
On February 24, 2022, the Company entered into various financing arrangements to refinance its existing long-term debt (the "2022 Debt Refinancing"). The Company entered into the 2022 Credit Agreement which is comprised of a senior secured term loan which matures on February 24, 2028, and a "super priority" senior secured revolver, which matures on February 24, 2027. Refer to Note 8 - Borrowings in the condensed consolidated financial statements for further details.
In connection with the 2022 Debt Refinancing, the Company issued shares of non-convertible preferred stock and warrants to purchase shares of the Company's common stock (the "Preferred Stock Financing"). Refer to Note 10 - Mezzanine and Stockholders' Equity in the condensed consolidated financial statements for further details.

Trends and Factors Affecting the Company’s Future Performance and Comparability of Results
Through the second quarter of 2023, we observed the following trends in our operations:
•Improved patient visit volumes relative to 2022, primarily driven by higher clinician productivity.
•A continued tight labor market for available physical therapy and other healthcare providers in the workforce, contributing to competition in hiring, attrition, clinical staffing level challenges, continued use of contract labor and wage inflation in the physical therapy industry and at ATI.
•Stabilization in rate per visit relative to the comparative year-to-date period in 2022 primarily driven by favorable service mix shifts, partially offset by rate headwinds including unfavorable payor and state mix shifts and Medicare rate cuts that became effective on January 1, 2023.
Our ability to achieve our business plan depends upon a number of factors, including, but not limited to, the success of a number of continued steps being taken in an effort to increase clinical staffing levels, improve and sustain higher clinician productivity, control costs and capital expenditures, increase visit volumes and referrals and stabilize and improve rate per visit.
COVID-19 pandemic and volume impacts
The coronavirus ("COVID-19") pandemic in the United States resulted in changes to our operating environment. Although the direct impact on our business has decreased since the peak impact in 2020, we continue to closely monitor the remaining impacts from the pandemic, including its direct or indirect effects on macroeconomic factors, the labor markets in which we operate, and the physical therapy and broader healthcare landscape. Throughout the duration of the pandemic and declared public health emergency, and continuing hereafter, our priorities have been protecting the health and safety of employees and patients, maximizing the availability of services to satisfy patient needs, and improving the operational and financial stability of our business.
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

The chart below reflects the quarterly trend in VPD:

VPD by Quarter
24,000
23,000
22,000
21,000
20,000
19,000
18,000
17,000
16,000
15,000
Q1-22
Q2-22
Q3-22
Q4-22
Q1-23
Q2-23

As demand for physical therapy services has increased in the market since its low point during the quarter ended June 30, 2020, the Company has focused on attempting to increase its clinical staffing levels by hiring clinicians, optimizing clinician hours based on available workforce and attempting to reduce levels of clinician attrition that have been elevated relative to historical levels. The elevated levels of attrition were initially caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform, which has increased our expectations for labor costs. While the Company has observed improvement in hiring and attrition levels in certain periods since implementing these actions, hiring trends remain below targeted levels due to a continued tight labor market for available physical therapy and other healthcare providers in the workforce which may impede our progress toward increasing visit volumes. In an effort to drive more volume and visits per day, in addition to focusing on clinical staffing levels and clinician productivity, we are working to establish relationships with new referral sources and strengthen relationships with our partner providers and existing referral sources across our geographic footprint.
Despite the World Health Organization declaring an end to the global health emergency associated with the COVID-19 pandemic in May 2023, the full extent of its future impact remains unknown and difficult to predict. The future impact of the COVID-19 pandemic and any direct or indirect resulting impacts on our performance will depend on certain developments, including the duration and spread of the virus and its newly identified strains, effectiveness and adoption rates of vaccines and other therapeutic remedies, the potential for continued or reinstated restrictive policies enforced by federal, state and local governments, and the impact of the virus on our workforce, all of which create uncertainty and cannot be predicted. While we expect the disruption caused by COVID-19 and resulting impacts to diminish over time, we cannot predict the length of such impacts, and if such impacts continue for an extended period, it could have a continued effect on the Company’s results of operations, financial condition and cash flows, which could be material.

CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act") was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the receipt of Medicare Accelerated and Advance Payment Program ("MAAPP") funds and deferral of depositing the employer portion of Social Security taxes, interest-free and penalty-free. During the year ended December 31, 2022, the remaining obligations related to these benefits were applied and repaid. During the six months ended June 30, 2022, the Company applied $10.7 million in MAAPP funds against the outstanding liability at that time.
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
•U.S. population demographics. The population of adults aged 65 and older in the U.S. is expected to continue to grow and thus expand the Company’s market opportunity. According to the U.S. Census Bureau, the population of adults over the age of 65 is expected to grow 30% from 2020 through 2030. As a significant portion of our net patient revenue is derived from governmental third-party payors, including Medicare, our patient base of adults aged 65 and older may increase in the coming years.
•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. In July 2022, the CMS released its proposed 2023 Medicare Physician Fee Schedule which called for an approximate 4.5% reduction in the calendar year 2023 conversion factor. In December 2022, the Consolidated Appropriations Act (2023) was signed into law. The Consolidated Appropriations Act (2023) provides partial relief related to Medicare cuts including 2.5% relief in 2023 and 1.25% relief in 2024. As a result, the reimbursement rate reduction beginning in January 2023 was approximately 2.0%. In July 2023, the CMS released its proposed 2024 Medicare Physician Fee Schedule. The proposed fee schedule calls for an approximate 3.34% reduction in the calendar year 2024 conversion factor which would lead to further reductions in reimbursement rates unless acted upon through a Congressional measure.
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
Change in fair value of 2L Notes. Represents non-cash amounts related to the change in the estimated fair value of the 2L Notes.
Change in fair value of warrant liability. Represents non-cash amounts related to the change in the estimated fair value of the IPO Warrants.
Change in fair value of contingent common shares liability. Represents non-cash amounts related to the change in the estimated fair value of Earnout Shares and Vesting Shares.
Interest expense, net. Interest expense includes the cost of borrowing under the Company’s 2022 Credit Facility and amortization of deferred financing costs and original issue discount.
Other expense, net. Other expense, net is comprised of income statement activity not related to the core operations of the Company.

Key Business Metrics
When evaluating the results of operations, management has identified a number of metrics that allow for specific evaluation of performance on a more detailed basis. See “Results of Operations” for further discussion on financial statement metrics such as net revenue, net income (loss), EBITDA and Adjusted EBITDA.
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
Clinics
To better understand geographical and location-based trends, the Company evaluates metrics based on the 911 clinics (excluding clinics under management service agreements) and 18 managed clinic locations as of June 30, 2023. De novo clinics represent organic new clinics opened during the current period based on sophisticated site selection analytics. Acqui-novo clinics represent new clinics opened during the current period, that were existing clinic operations not previously owned by the Company, in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. Acquired clinics represent new clinics from purchases of physical therapy practices. Same clinic revenue growth rate identifies revenue growth year over year on clinics that have been owned and operating for over one year. This metric is determined by isolating the population of clinics that have been open for at least 12 months and calculating the percentage change in revenue of this population between the current and prior comparable periods.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Number of clinics (end of period)	911	926	911	926
Number of clinics managed (end of period)	18	20	18	20
New clinics during the period	6	10	10	22
Business days	64	64	128	128
Average visits per day	23,412	22,403	23,056	21,733
Average visits per day per clinic	25.7	24.2	25.5	23.8
Total patient visits	1,498,369	1,433,815	2,951,217	2,781,793
Net patient revenue per visit	$104.74	$103.57	$104.26	$103.33
Same clinic revenue growth rate	6.4%	—%	7.5%	2.1%

The following table provides a rollforward of activity related to the number of clinics during the corresponding periods:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Number of clinics (beginning of period)	909	922	923	910
Add: New clinics opened during the period	6	10	10	22
Less: Clinics closed/sold during the period	4	6	22	6
Number of clinics (end of period)	911	926	911	926

Results of Operations
Three months ended June 30, 2023 compared to three months ended June 30, 2022
The following table summarizes the Company’s consolidated results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$156,938	91.1%	$148,506	90.9%	$8,432	5.7%
Other revenue	15,399	8.9%	14,787	9.1%	612	4.1%
Net revenue	172,337	100.0%	163,293	100.0%	9,044	5.5%
Cost of services:
Salaries and related costs	95,327	55.3%	89,606	54.9%	5,721	6.4%
Rent, clinic supplies, contract labor and other	50,437	29.3%	50,405	30.9%	32	0.1%
Provision for doubtful accounts	2,360	1.4%	3,506	2.1%	(1,146)	(32.7)%
Total cost of services	148,124	86.0%	143,517	87.9%	4,607	3.2%
Selling, general and administrative expenses	36,573	21.2%	31,808	19.5%	4,765	15.0%
Goodwill, intangible and other asset impairment charges	—	—%	127,820	78.3%	(127,820)	n/m
Operating loss	(12,360)	(7.2)%	(139,852)	(85.6)%	127,492	n/m
Change in fair value of 2L Notes	(7,010)	(4.1)%	—	—%	(7,010)	n/m
Change in fair value of warrant liability	(198)	(0.1)%	(1,184)	(0.7)%	986	(83.3)%
Change in fair value of contingent common shares liability	(792)	(0.5)%	(1,496)	(0.9)%	704	(47.1)%
Interest expense, net	16,682	9.7%	11,379	7.0%	5,303	46.6%
Other expense, net	618	0.4%	205	0.1%	413	201.5%
Loss before taxes	(21,660)	(12.6)%	(148,756)	(91.1)%	127,096	(85.4)%
Income tax expense (benefit)	89	0.1%	(13,033)	(8.0)%	13,122	(100.7)%
Net loss	$(21,749)	(12.6)%	$(135,723)	(83.1)%	$113,974	(84.0)%

Net patient revenue. Net patient revenue for the three months ended June 30, 2023 was $156.9 million compared to $148.5 million for the three months ended June 30, 2022, an increase of approximately $8.4 million or 5.7%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician productivity in the current period, as well as favorable net patient revenue per visit in the current period. Total patient visits increased by approximately 65 thousand visits, or 4.5%, driving an increase in average visits per day of 1,009, or 4.5%. Net patient revenue per visit increased $1.17, or 1.1%, to $104.74 for the three months ended June 30, 2023 compared to $103.57 for the three months ended June 30, 2022. The increase in net patient revenue per visit during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily driven by favorable service mix shift and lower denials experience, partially offset by unfavorable mix shifts related to payor classes and states.
The following chart reflects additional detail with respect to drivers of the change in quarter-to-date net patient revenue (in millions):

$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$148.5
$6.7
$1.7
$156.9
2022 Q2 Net patient revenue
Volume
NPR per visit
2023 Q2 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the three months ended June 30, 2023 was $15.4 million compared to $14.8 million for the three months ended June 30, 2022, an increase of $0.6 million or 4.1%. The increase in other revenue was primarily driven by higher AWS and MSA revenues.
Salaries and related costs. Salaries and related costs for the three months ended June 30, 2023 were $95.3 million compared to $89.6 million for the three months ended June 30, 2022, an increase of $5.7 million or 6.4%. Salaries and related costs as a percentage of net revenue was 55.3% and 54.9% for the three months ended June 30, 2023 and 2022, respectively. The increase of $5.7 million was primarily driven by higher compensation due to higher support staffing and wage inflation for clinic labor and support staff. The increase as a percentage of net revenue was primarily driven by higher compensation, partially offset by higher clinician productivity and higher net patient revenue per visit during the three months ended June 30, 2023.

Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the three months ended June 30, 2023 were $50.4 million compared to $50.4 million for the three months ended June 30, 2022, which was relatively consistent year over year. Rent, clinic supplies, contract labor and other costs as a percentage of net revenue was 29.3% and 30.9% for the three months ended June 30, 2023 and 2022, respectively. The decrease as a percentage of net revenue was primarily driven by higher net revenue and a lower clinic count, partially offset by higher contract labor costs for the three months ended June 30, 2023.
Provision for doubtful accounts. Provision for doubtful accounts for the three months ended June 30, 2023 was $2.4 million compared to $3.5 million for the three months ended June 30, 2022, a decrease of $1.1 million or 32.7%. Provision for doubtful accounts as a percentage of net revenue was 1.4% and 2.1% for the three months ended June 30, 2023 and 2022, respectively. The decrease of $1.1 million and decrease as a percentage of net revenue was primarily driven by favorable cash collections during the three months ended June 30, 2023.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2023 were $36.6 million compared to $31.8 million for the three months ended June 30, 2022, an increase of $4.8 million or 15.0%. Selling, general and administrative expenses as a percentage of net revenue was 21.2% and 19.5% for the three months ended June 30, 2023 and 2022, respectively. The increase of $4.8 million was primarily driven by higher transaction costs and employee incentive awards, partially offset by lower legal settlement and severance costs during the three months ended June 30, 2023 relative to the three months ended June 30, 2022. The increase as a percentage of net revenue was primarily due to higher transaction costs and employee incentive awards, partially offset by lower legal settlement and severance costs as well as the impact of higher net revenue during the three months ended June 30, 2023.
Goodwill, intangible and other asset impairment charges. Goodwill, intangible and other asset impairment charges for the three months ended June 30, 2022 was $127.8 million. The amount primarily relates to the non-cash write-down of goodwill and the trade name indefinite-lived intangible asset as a result of factors including an increase in discount rates during the three months ended June 30, 2022. There were no goodwill, intangible and other asset impairment charges during the three months ended June 30, 2023.
Change in fair value of 2L Notes. Change in fair value of 2L Notes for the three months ended June 30, 2023 was a gain of $7.0 million. The gain relates to the decrease in the estimated fair value of the Company's 2L Notes, primarily driven by decreases in the Company's share price between June 15, 2023, the date that the 2L Notes were issued, and June 30, 2023.
Change in fair value of warrant liability. Change in fair value of warrant liability for the three months ended June 30, 2023 was a gain of $0.2 million compared to a gain of $1.2 million for the three months ended June 30, 2022. The gain in each period relates to the decrease in the estimated fair value of the Company’s IPO Warrants, primarily driven by decreases in the Company's share price during the three months ended June 30, 2023 and by decreases in price of the Company's Public Warrants during the three months ended June 30, 2022, respectively.
Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the three months ended June 30, 2023 was a gain of $0.8 million compared to a gain of $1.5 million for the three months ended June 30, 2022. The gain in each period relates to the decrease in the estimated fair value of the Company’s Earnout Shares and Vesting Shares, primarily driven by decreases in the Company's share price during the three months ended June 30, 2023 and 2022, respectively.

Interest expense, net. Interest expense, net for the three months ended June 30, 2023 was $16.7 million compared to $11.4 million for the three months ended June 30, 2022, an increase of approximately $5.3 million or 46.6%. The increase in interest expense was primarily driven by higher interest rates under the Company’s 2022 Credit Agreement and interest on outstanding Revolving Loans balances, partially offset by higher cash flow hedge benefits recognized during the three months ended June 30, 2023.
Other expense, net. Other expense, net for the three months ended June 30, 2023 was $0.6 million compared to $0.2 million for the three months ended June 30, 2022, an increase of $0.4 million. The increase was driven by $0.4 million in loss on debt extinguishment related to the 2023 Debt Restructuring during the three months ended June 30, 2023.
Income tax expense (benefit). Income tax expense for the three months ended June 30, 2023 was $0.1 million compared to a benefit of $13.0 million for the three months ended June 30, 2022, a decrease in benefit of approximately $13.1 million. The decrease was primarily driven by the difference in the effective tax rate for the respective periods. The effective tax rate was different between the respective periods primarily due to the recognition of valuation allowances against the federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain during the three months ended June 30, 2023.
Net loss. Net loss for the three months ended June 30, 2023 was $21.7 million compared to $135.7 million for the three months ended June 30, 2022, a decrease in loss of $114.0 million. The comparatively lower loss was primarily driven by margin on higher revenues and the absence of goodwill, intangible and other asset impairment charges, partially offset by lower net gains related to changes in fair value of 2L Notes, warrant liability and contingent common shares liability, higher interest expense and lower income tax benefit during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to six months ended June 30, 2022
The following table summarizes the Company’s consolidated results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$307,692	90.7%	$287,431	90.6%	$20,261	7.0%
Other revenue	31,577	9.3%	29,684	9.4%	1,893	6.4%
Net revenue	339,269	100.0%	317,115	100.0%	22,154	7.0%
Cost of services:
Salaries and related costs	186,030	54.8%	177,021	55.8%	9,009	5.1%
Rent, clinic supplies, contract labor and other	103,315	30.5%	102,020	32.2%	1,295	1.3%
Provision for doubtful accounts	6,485	1.9%	8,611	2.7%	(2,126)	(24.7)%
Total cost of services	295,830	87.2%	287,652	90.7%	8,178	2.8%
Selling, general and administrative expenses	67,168	19.8%	61,832	19.5%	5,336	8.6%
Goodwill, intangible and other asset impairment charges	—	—%	283,561	89.4%	(283,561)	n/m
Operating loss	(23,729)	(7.0)%	(315,930)	(99.6)%	292,201	n/m
Change in fair value of 2L Notes	(7,010)	(2.1)%	—	—%	(7,010)	n/m
Change in fair value of warrant liability	—	—%	(2,861)	(0.9)%	2,861	(100.0)%
Change in fair value of contingent common shares liability	(1,501)	(0.4)%	(25,830)	(8.1)%	24,329	(94.2)%
Interest expense, net	30,618	9.0%	20,035	6.3%	10,583	52.8%
Other expense, net	972	0.3%	2,986	0.9%	(2,014)	(67.4)%
Loss before taxes	(46,808)	(13.8)%	(310,260)	(97.8)%	263,452	(84.9)%
Income tax expense (benefit)	151	—%	(36,314)	(11.5)%	36,465	(100.4)%
Net loss	$(46,959)	(13.8)%	$(273,946)	(86.4)%	$226,987	(82.9)%

Net patient revenue. Net patient revenue for the six months ended June 30, 2023 was $307.7 million compared to $287.4 million for the six months ended June 30, 2022, an increase of approximately $20.3 million or 7.0%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician productivity in the current period, as well as favorable net patient revenue per visit in the current period. In addition, visit volumes during the six months ended June 30, 2022 were negatively impacted by an increase in COVID-19 cases due to the outbreak of additional variants in the beginning of 2022. Total patient visits increased by approximately 169 thousand visits, or 6.1%, driving an increase in average visits per day of 1,323, or 6.1%. Net patient revenue per visit increased $0.93, or 0.9%, to $104.26 for the six months ended June 30, 2023 compared to $103.33 for the six months ended June 30, 2022. The increase in net patient revenue per visit during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by favorable service mix shift and lower denials experience, partially offset by unfavorable mix shifts related to payor classes and states.
The following chart reflects additional detail with respect to drivers of the change in year-to-date net patient revenue (in millions):

$400.0
$350.0
$300.0
$250.0
$200.0
$150.0
$100.0
$50.0
$287.4
$17.5
$2.8
$307.7
Q2 2022 Net patient revenue
Volume
NPR per visit
Q2 2023 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the six months ended June 30, 2023 was $31.6 million compared to $29.7 million for the six months ended June 30, 2022, an increase of $1.9 million or 6.4%. The increase in other revenue was primarily driven by higher AWS and MSA revenues.
Salaries and related costs. Salaries and related costs for the six months ended June 30, 2023 were $186.0 million compared to $177.0 million for the six months ended June 30, 2022, an increase of approximately $9.0 million or 5.1%. Salaries and related costs as a percentage of net revenue was 54.8% and 55.8% for the six months ended June 30, 2023 and 2022, respectively. The increase of $9.0 million was primarily driven by higher compensation due to higher support staffing and wage inflation for clinic labor and support staff. The decrease as a percentage of net revenue was primarily driven by lower cost per visit due to higher clinician productivity and higher net patient revenue per visit, partially offset by higher compensation during the six months ended June 30, 2023.

Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the six months ended June 30, 2023 were $103.3 million compared to $102.0 million for the six months ended June 30, 2022, an increase of approximately $1.3 million or 1.3%. Rent, clinic supplies, contract labor and other costs as a percentage of net revenue was 30.5% and 32.2% for the six months ended June 30, 2023 and 2022, respectively. The increase of $1.3 million was primarily driven by higher employee relations costs related to ATI's National Leadership Event held during the six months ended June 30, 2023, and the decrease as a percentage of net revenue was primarily driven by higher net revenue and a lower clinic count during the six months ended June 30, 2023.
Provision for doubtful accounts. Provision for doubtful accounts for the six months ended June 30, 2023 was $6.5 million compared to $8.6 million for the six months ended June 30, 2022, a decrease of $2.1 million or 24.7%. Provision for doubtful accounts as a percentage of net revenue was 1.9% and 2.7% for the six months ended June 30, 2023 and 2022, respectively. The decrease of $2.1 million and decrease as a percentage of net revenue was primarily driven by favorable cash collections during the six months ended June 30, 2023.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2023 were $67.2 million compared to $61.8 million for the six months ended June 30, 2022, an increase of $5.3 million or 8.6%. Selling, general and administrative expenses as a percentage of net revenue was 19.8% and 19.5% for the six months ended June 30, 2023 and 2022, respectively. The increase of $5.3 million was primarily due to higher transaction costs and employee incentive awards, partially offset by lower legal settlement and severance costs, lower non-ordinary legal and regulatory costs and lower professional fees during the six months ended June 30, 2023. The increase as a percentage of net revenue was primarily driven by higher transaction costs and employee incentive awards, partially offset by lower legal settlement and severance costs, lower non-ordinary legal and regulatory costs and lower professional fees as well as the impact of higher net revenue during the six months ended June 30, 2023.
Goodwill, intangible and other asset impairment charges. Goodwill, intangible and other asset impairment charges for the six months ended June 30, 2022 was $283.6 million. The amount primarily relates to the non-cash write-down of goodwill and the trade name indefinite-lived intangible asset as a result of factors including increases in discount rates and lower public company comparative multiples during the six months ended June 30, 2022. There were no goodwill, intangible and other asset impairment charges during the six months ended June 30, 2023.
Change in fair value of 2L Notes. Change in fair value of 2L Notes for the six months ended June 30, 2023 was a gain of $7.0 million. The gain relates to the decrease in the estimated fair value of the Company's 2L Notes, primarily driven by decreases in the Company's share price between June 15, 2023, the date that the 2L Notes were issued, and June 30, 2023.
Change in fair value of warrant liability. Change in fair value of warrant liability for the six months ended June 30, 2023 was zero compared to a gain of $2.9 million for the six months ended June 30, 2022. The gain relates to the decrease in the estimated fair value of the Company's IPO Warrants, primarily driven by decreases in price of the Company's Public Warrants during the six months ended June 30, 2022. There was no net change in fair value of warrant liability when considering movements in the price of the Company's Public Warrants and the Company's share price during the six months ended June 30, 2023.
Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the six months ended June 30, 2023 was a gain of $1.5 million compared to a gain of $25.8 million for the six months ended June 30, 2022. The gain in each period relates to the decrease in the estimated fair value of the Company’s Earnout Shares and Vesting Shares, primarily driven by decreases in the Company's share price during the six months ended June 30, 2023 and 2022, respectively.

Interest expense, net. Interest expense, net for the six months ended June 30, 2023 was $30.6 million compared to $20.0 million for the six months ended June 30, 2022, an increase of approximately $10.6 million or 52.8%. The increase in interest expense was primarily driven by higher interest rates under the Company's 2022 Credit Agreement and interest on outstanding Revolving Loans balances, partially offset by higher cash flow hedge benefits recognized during the six months ended June 30, 2023.
Other expense, net. Other expense, net for the six months ended June 30, 2023 was $1.0 million compared to $3.0 million for the six months ended June 30, 2022, a decrease of approximately $2.0 million. The decrease was driven by $2.8 million in loss on debt extinguishment related to the derecognition of the unamortized deferred financing costs and original issuance discount associated with the full repayment of the 2016 First Lien Term Loan during the six months ended June 30, 2022, partially offset by $0.4 million in loss on debt extinguishment related to the 2023 Debt Restructuring during the six months ended June 30, 2023.
Income tax expense (benefit). Income tax expense for the six months ended June 30, 2023 was approximately $0.2 million compared to income tax benefit of $36.3 million for the six months ended June 30, 2022, a decrease in benefit of approximately $36.5 million. The decrease was primarily driven by the difference in the effective tax rate for the respective periods. The effective tax rate was different between the respective periods primarily due to the recognition of valuation allowances against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain during the six months ended June 30, 2023.
Net loss. Net loss for the six months ended June 30, 2023 was $47.0 million compared to $273.9 million for the six months ended June 30, 2022, a decrease in loss of approximately $227.0 million. The comparatively lower loss was primarily driven by margin on higher revenues and the absence of goodwill, intangible and other asset impairment charges, partially offset by lower net gains related to changes in fair value of 2L Notes, warrant liability and contingent common shares liability, higher interest expense and lower income tax benefit during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Non-GAAP Financial Measures
The following table reconciles the supplemental non-GAAP financial measures, as defined under the rules of the U.S. Securities and Exchange Commission ("SEC"), presented herein to the most directly comparable financial measures calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA are defined as net income (loss) from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”) and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, goodwill, intangible and other asset impairment charges, change in fair value of 2L Notes, changes in fair value of warrant liability and contingent common shares liability, transaction and integration costs, share-based compensation, non-ordinary legal and regulatory matters, loss on debt extinguishment, pre-opening de novo costs, loss on legal settlement, business optimization costs, reorganization and severance costs, and gain on sale of Home Health service line (“Adjusted EBITDA”).
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

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(21,749)	$(135,723)	$(46,959)	$(273,946)
Plus (minus):
Net (income) loss attributable to non-controlling interests	(956)	177	(2,016)	650
Interest expense, net	16,682	11,379	30,618	20,035
Income tax expense (benefit)	89	(13,033)	151	(36,314)
Depreciation and amortization expense	9,211	10,055	18,775	19,955
EBITDA	$3,277	$(127,145)	$569	$(269,620)
Goodwill, intangible and other asset impairment charges(1)	—	127,820	—	283,561
Goodwill, intangible and other asset impairment charges attributable to non-controlling interests(1)	—	(654)	—	(1,594)
Change in fair value of 2L Notes(2)	(7,010)	—	(7,010)	—
Changes in fair value of warrant liability and contingent common shares liability(3)	(990)	(2,680)	(1,501)	(28,691)
Transaction and integration costs(4)	8,714	603	14,122	2,141
Share-based compensation	2,755	2,004	4,233	3,968
Non-ordinary legal and regulatory matters(5)	2,001	2,202	3,524	4,699
Loss on debt extinguishment(6)	444	—	444	2,809
Pre-opening de novo costs(7)	147	286	319	667
Loss on legal settlement(8)	—	3,000	—	3,000
Business optimization costs(9)	—	—	(702)	—
Reorganization and severance costs(10)	—	—	130	—
Gain on sale of Home Health service line, net	—	—	—	(199)
Adjusted EBITDA	$9,338	$5,436	$14,128	$741
(1)Represents non-cash charges related to the write-down of goodwill, trade name indefinite-lived intangible and other assets.
(2)Represents non-cash amounts related to the change in the estimated fair value of the 2L Notes. Refer to Notes 8 and 13 of the accompanying condensed consolidated financial statements for further details.
(3)Represents non-cash amounts related to the change in the estimated fair value of IPO Warrants, Earnout Shares and Vesting Shares. Refer to Notes 11 and 12 of the accompanying condensed consolidated financial statements for further details.
(4)Represents non-capitalizable debt and capital transaction costs.
(5)Represents non-ordinary course legal costs related to the previously disclosed ATIP stockholder class action complaints, derivative complaint and SEC matter. Refer to Note 16 of the accompanying condensed consolidated financial statements for further details.
(6)Represents charges related to the loss on debt extinguishment recognized as part of the 2023 Debt Restructuring, and the derecognition of the unamortized deferred financing costs and original issuance discount associated with the full repayment of the 2016 First Lien Term Loan in 2022. Refer to Note 8 of the accompanying condensed consolidated financial statements for further details.

(7)Represents expenses associated with renovation, equipment and marketing costs relating to the start-up and launch of new locations incurred prior to opening.
(8)Represents charge for net settlement liability related to billing dispute. Refer to Note 16 of the accompanying condensed consolidated financial statements for further details.
(9)Represents realized benefit of labor related CARES Act credit that was not previously considered probable and relates to prior years.
(10)Represents severance costs related to discrete initiatives focused on reorganization and delayering of the Company’s labor model, management structure and support functions.
Liquidity and Capital Resources
Our principal sources of liquidity are borrowings under our 2022 Credit Agreement and Second Lien Note Purchase Agreement, and proceeds from equity issuances. We have used these funds for our short-term and long-term capital needs, which include salaries, benefits and other employee-related expenses, rent, clinical supplies, outside services, capital expenditures, acquisitions, de novos, acqui-novos and debt service. Our capital expenditure, acquisition, de novo and acqui-novo spend will depend on many factors, including, but not limited to, the targeted number of new clinic openings, patient volumes, clinician labor market, revenue growth rates, level of operating cash flows and overall liquidity position.
As of June 30, 2023 and December 31, 2022, we had $37.7 million and $83.1 million in cash and cash equivalents, respectively. As of June 30, 2023, we had $20.0 million available capacity under our revolving credit facility.
The Company also has the right to cause to be issued an additional $25.0 million of aggregate principal in the form of 2L Notes under its delayed draw right ("Delayed Draw Right”), which is governed by the Second Lien Note Purchase Agreement. If drawn, the notes under the Delayed Draw Right will be subject to the same terms as the convertible 2L Notes with associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion. The right to draw will terminate approximately 18 months after the Closing Date. The Company may request two draws in an amount of $12.5 million each, separately or together, subject to, for each draw, (a) projected liquidity at any time during the 6-month period following the date of the relevant draw being below certain thresholds, and (b) the consent of the board of directors.
For the six months ended June 30, 2023, we had operating cash outflows of $5.3 million driven by items including net losses and payments related to interest expense, operating lease liabilities, accounts payable, accrued expenses and other liabilities. Our ability to generate future operating cash flows depends on many factors, including clinical staffing levels and productivity, costs and capital expenditures, patient volumes, referrals and revenue growth rates.
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

As of June 30, 2023, the Company had $37.7 million in cash and cash equivalents and $20.0 million available capacity under its revolving credit facility. The Company was in compliance with its minimum liquidity covenant under the 2022 Credit Agreement as of June 30, 2023.
The Company also has the right to cause to be issued to Knighthead, Marathon and Caspian Capital L.P. ("Caspian") (collectively the "Delayed Draw Purchasers") an additional $25.0 million of aggregate principal in the form of 2L Notes under its delayed draw right ("Delayed Draw Right”), which is governed by the Second Lien Note Purchase Agreement. If drawn, the notes under the Delayed Draw Right will be subject to the same terms as the convertible 2L Notes with associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion. The right to draw will terminate approximately 18 months after the Closing Date. The Company may request two draws in an amount of $12.5 million each, separately or together, subject to, for each draw, (a) projected liquidity at any time during the 6-month period following the date of the relevant draw being below certain thresholds, and (b) the consent of the board of directors.
The Company has negative operating cash flows, operating losses and net losses. For the six months ended June 30, 2023, the Company had cash flows used in operating activities of $5.3 million, operating loss of $23.7 million and net loss of $47.0 million. These results are, in part, due to trends experienced by the Company in recent years including a tight labor market for available physical therapy and other healthcare providers in the workforce, visit volume softness, decreases in rate per visit and increases in interest costs.
As previously disclosed, these conditions and events raise substantial doubt about the Company's ability to continue as a going concern. In response to these conditions, management plans included refinancing the Company's debt under its 2022 Credit Agreement and improving operating results and cash flows.
On June 15, 2023, the Company completed a debt restructuring transaction under its 2022 Credit Agreement (as defined in Note 8) including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien PIK convertible notes (the “2L Notes”) and (B) shares of Series B Preferred Stock (as defined in Note 8), which will provide the holder thereof with voting rights such that the holders thereof will have the right to vote on an as-converted basis, (ii) the exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Agreement held by certain of the holders of its Series A Senior Preferred Stock (the "Preferred Equityholders") for 2L Notes and Series B preferred Stock and (iii) certain other changes to the terms of the 2022 Credit Agreement, including modifications of the financial covenants thereunder and relief from the requirements related to the delivery of independent audit reports without a going concern explanatory paragraph. Holders of the 2L Notes will also receive additional 2L Notes upon the in-kind payment of interest on any outstanding 2L Notes. The 2L Notes are convertible into shares of Class A common stock at a fixed conversion price.
Additionally, the Company experienced improvements in operations that resulted in reduced levels of cash outflows during the six months ended June 30, 2023 relative to the same period in the prior year. A continued improvement in business results is necessary as there remains a risk that the Company may fail to meet its minimum liquidity covenant or be unable to fund anticipated cash requirements and obligations as they become due in the future.
The Company's plan is to continue its efforts to improve its operating results and cash flow through increases to clinical staffing levels, improvements in clinician productivity, controlling costs and capital expenditures and increases in patient visit volumes, referrals and rate per visit. There can be no assurance that the Company's plan will be successful in any of these respects.

If the Company's plan does not result in improvement in these aspects in future periods that results in sufficient cash flow from operations, the Company will need to consider other alternatives, such as raising additional financing, obtaining funds from other sources, disposal of assets, or pursuing other strategic alternatives to improve its business, results of operations and financial condition. There can be no assurance that the Company will be successful in accessing such alternative options or financing if or when needed. Failure to do so could have a material adverse impact on our business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
Management plans have not been fully implemented and, as a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
2023 Debt Restructuring Transaction
On June 15, 2023 (the "Closing Date"), the Company completed a debt restructuring transaction to improve the Company's liquidity (the "2023 Debt Restructuring"). On the Closing Date, certain previously executed agreements became effective, including (i) Amendment No. 2 to Credit Agreement, (ii) a Second Lien Note Purchase Agreement and (iii) certain other definitive agreements relating to the 2023 Debt Restructuring (such documents referred to collectively as the "Signing Date Definitive Documents").
As part of the 2023 Debt Restructuring, the Company exchanged a principal amount of $100.0 million of the $507.8 million then outstanding Senior Secured Term Loans for an equal amount of second lien paid in-kind ("PIK") convertible notes (the "2L Notes"), which are convertible into shares of the Company's common stock, stapled with a number of shares of Series B Preferred Stock (the "Series B Preferred Stock"), which represent voting interests only. The exchange was consummated through the Intercreditor and Subordination Agreement and Second Lien Note Purchase Agreement dated April 17, 2023 (the "Signing Date").
The Company accounted for the exchange as a debt extinguishment and recognized $0.4 million in loss on debt extinguishment during the three and six months ended June 30, 2023. The loss on debt extinguishment consisted of various offsetting components, including the derecognition of $4.3 million of unamortized deferred financing costs and original issue discount on the Senior Secured Term Loans and the recognition of $0.7 million of fair value premium at issuance on the 2L Notes, offset by the recognition of $2.8 million in delayed draw right assets related to the commitment provided by certain lenders and the recognition of $1.8 million of incremental original issue discount on the Senior Secured Term Loan. The loss on debt extinguishment associated with the 2023 Debt Restructuring has been reflected in other expense, net in the condensed consolidated statements of operations.

Amendment No. 2 to Credit Agreement
Pursuant to Amendment No. 2 to the Credit Agreement, the terms of the remaining unexchanged $407.8 million principal amount of the Senior Secured Term Loans were revised to: (i) increase the interest rate in the form of paid in-kind interest by 1.0% per annum until the achievement of certain financial metrics, (ii) reset the prepayment premiums with respect to any repayment of the Senior Secured Term Loans, and (iii) amended certain covenants. At the completion of the 2023 Debt Restructuring, $391.0 million principal of amended Senior Secured Term Loans is outstanding with HPS Investment Partners, LLC (“HPS”), $16.3 million principal is outstanding with Onex Credit Partners, LLC (“Onex”), $0.3 million principal is outstanding with Knighthead Capital Management, LLC (“Knighthead”), and the remaining $0.2 million principal is outstanding with Marathon Asset Management LP (“Marathon”). Additionally, the terms of the Company's Revolving Loans were revised to increase the cash interest rate by 1.0% until the achievement of certain financial metrics.
Amendment No. 2 to the Credit Agreement also provides, among other terms, (i) a reduction of the thresholds applicable to the minimum liquidity financial covenant under the 2022 Credit Agreement for certain periods, (ii) a waiver of the requirement to comply with the Secured Net Leverage Ratio financial covenant under the 2022 Credit Agreement for the fiscal quarters ending June 30, 2024, September 30, 2024 and December 31, 2024 and a modification of the levels and certain component definitions applicable thereto in the fiscal quarters ending after December 31, 2024, (iii) an extension of the minimum liquidity financial covenant for the fiscal quarters in which the Secured Net Leverage Ratio financial covenant was waived, (iv) a waiver of the requirement for the Company to deliver audited financial statements without a going concern explanatory paragraph for the years ended December 31, 2022, December 31, 2023, and December 31, 2024, and (v) board representation and observer rights and other changes to the governance of the Company.
Based on the results of the cash flow tests and requirements pursuant to ASC Topic 470, Debt, the Company accounted for the impacts of Amendment No. 2 to the Credit Agreement related to the amount held by HPS as a modification, and the impacts related to the amounts held by Onex, Knighthead, and Marathon as an extinguishment. As part of the 2023 Debt Restructuring, the Company recognized $1.8 million of incremental original issue discount on the Senior Secured Term Loan related to lenders treated under extinguishment accounting.
Second Lien Note Purchase Agreement and Designation of Series B Preferred Stock
Knighthead, Marathon, and Onex collectively exchanged a principal amount of $100.0 million of Senior Secured Term Loans for $100.0 million of 2L Notes stapled with a number of shares of Series B Preferred Stock. Of the $100.0 million of 2L Notes issued, approximately $50.8 million were issued to Knighthead, $40.4 million were issued to Marathon, and $8.8 million were issued to Onex. The 2L Notes are subordinated in right of payment and lien priority to the 2022 Credit Facility and mature on August 24, 2028, unless earlier converted, accrue interest at an annual rate of 8.0% payable in-kind on a quarterly basis in the form of additional 2L Notes, and are convertible into shares of Common Stock, at the holder’s option, at a fixed conversion price of $12.50, subject to certain adjustments in the agreement (the "Conversion Price"). Upon conversion of the 2L Notes, the Company shall deliver to the holder a number of shares of Common Stock equal to (i) the principal amount of such 2L Note plus any accrued and unpaid interest divided by (ii) the Conversion Price.

The 2L Notes are effectively stapled with one share of the Company’s Series B Preferred Stock for every $1,000 principal amount of the 2L Notes (the "Series B Preferred Stock"). The Series B Preferred Stock represent voting rights only, with the number of votes being equal to the number of shares of Common Stock each share of Series B Preferred Stock is assumed convertible for at a conversion price of $12.87 per share (the "Voting Rights Conversion Price"). Additional voting rights accrue to the lenders through the deemed issuance of the annual 8.0% paid in-kind 2L Notes with stapled shares of Series B Preferred Stock. The Series B Preferred Stock does not have any dividend or redemption rights. Upon conversion of 2L Notes to Common Stock, the stapled shares of Series B Preferred Stock would be canceled in an amount commensurate with the portion of 2L Notes converted. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes as well as other terms to the 2023 Debt Restructuring, the Company determined that Knighthead, Marathon, and Onex became related parties on the Closing Date.
The following table presents approximate changes in outstanding shares of Series B Preferred Stock during the period and associated equivalent common stock voting rights at the end of the period (in thousands):

June 30, 2023
Series B Preferred Stock, shares at Closing Date	103
Increase (decrease) in shares during period	—
Series B Preferred Stock, shares at end of period	103

Common Stock voting rights, as converted basis(1)	8,022
(1) Represents approximate shares of Series B Preferred Stock outstanding at end of period, times $1,000, divided by the contractual Voting Rights Conversion Price of $12.87 per share.
On or after the second anniversary of the Closing Date and subject to certain conditions, the Company may, at its option, elect to convert (a “Forced Conversion”) a portion of the outstanding 2L Notes into the number of shares of Common Stock based on the Conversion Price then in effect.
On the Closing Date, an additional $3.2 million of 2L Notes with stapled Series B Preferred Stock were issued as part of the First Amendment to the Second Lien Note Purchase Agreement. The terms of the issued 2L Notes and Series B Preferred Stock are the same as those that were subject to the exchange.
The 2L Notes are accounted for as a liability in the Company's condensed consolidated balance sheets. The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's statements of operations. As a result of applying the fair value option, direct costs and fees related to the 2L Notes were expensed as incurred. As of June 30, 2023, the principal amount and estimated fair value of the 2L Notes were approximately $103.2 million and $96.9 million, respectively. Refer to Note 13 - Fair Value Measurements for further details on the fair value of the 2L Notes. Additionally, as of June 30, 2023, the effective interest rate on the 2L Notes was 8.0%.
As of June 30, 2023, of the 2L Notes principal outstanding and due to related parties, approximately $52.4 million, $41.7 million and $9.1 million were outstanding with Knighthead, Marathon, and Onex, respectively.

Delayed Draw Right
The Company also has the right to cause to be issued to Knighthead, Marathon and Caspian Capital L.P. ("Caspian") (collectively the "Delayed Draw Purchasers") an additional $25.0 million of aggregate principal in the form of 2L Notes under its delayed draw right ("Delayed Draw Right”), which is governed by the Second Lien Note Purchase Agreement. If drawn, the notes under the Delayed Draw Right will be subject to the same terms as the convertible 2L Notes with associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion. The right to draw will terminate approximately 18 months after the Closing Date. The Company may request two draws in an amount of $12.5 million each, separately or together, subject to, for each draw, (a) projected liquidity at any time during the 6-month period following the date of the relevant draw being below certain thresholds, and (b) the consent of the board of directors.
Upon issuance, the Company accounted the Delayed Draw Right as an asset at fair value, which represents the Company's option to draw funds subject to certain conditions. For Knighthead and Marathon's portion of the Delayed Draw Right, the asset was recognized as part of the calculation of loss on debt extinguishment. For Caspian, the Delayed Draw Right was recognized as a capital contribution as there was no previous lender relationship with the Company with respect to the Senior Secured Term Loan. At the Closing Date, the Company recognized approximately $3.5 million in Delayed Draw Right assets, which is included in other current assets on the Company's condensed consolidated balance sheets. Subsequently, the asset will be monitored for impairment.
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
The 2022 Credit Facility refinanced and replaced the Company's prior credit facility for which Barclays Bank PLC served as administrative agent for a syndicate of lenders. The Company paid $555.0 million to settle its previous term loan (the "2016 First Lien Term Loan"). The Company accounted for the transaction as a debt extinguishment and recognized $2.8 million in loss on debt extinguishment during the six months ended June 30, 2022 related to the derecognition of the remaining unamortized deferred financing costs and unamortized original issue discount in conjunction with the debt repayment. The loss on debt extinguishment associated with the repayment of the 2016 First Lien Term Loan has been reflected in other expense, net in the condensed consolidated statements of operations.
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

Senior Secured Term Loan
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company was able to elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The Company elected to pay a portion of its interest in-kind beginning in the third quarter of 2022 through the completion of the first year under the agreement. As of June 30, 2023, borrowings on the Senior Secured Term Loan bear interest at 13.5%, consisting of 3-month SOFR, subject to a 1.0% floor, plus a credit spread of 7.25% plus an incremental 1.0% paid-in-kind interest added under the terms of the 2023 Debt Restructuring. As of June 30, 2023, the effective interest rate on the Senior Secured Term Loan was 13.6% and the outstanding principal amount was $407.8 million.
Revolving Loans
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. In December 2022, the Company drew $48.2 million in Revolving Loans. During the second quarter of 2023, the Company repaid approximately $24.8 million in Revolving Loans. As of June 30, 2023, $23.5 million in Revolving Loans were outstanding and bearing interest at 10.1%, consisting of 3-month SOFR plus a credit spread of 5.1%, which includes the incremental 1.0% added under the terms of the 2023 Debt Restructuring.
Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans were $0.5 million as of June 30, 2023, and $0.6 million as of December 31, 2022.
The 2022 Credit Facility and 2L Notes are guaranteed by certain of the Company’s subsidiaries and are secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions. Pursuant to the terms of the Intercreditor and Subordination Agreement, the 2L Notes (and the guarantees thereof) will rank junior in right of payment to the obligations under the 2022 Credit Agreement, and the liens on the collateral securing the 2L Notes will rank junior to the liens on such collateral securing the obligations under the 2022 Credit Agreement.
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. In accordance with Amendment No. 2 to the Credit Agreement, the financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2023, $25.0 million of minimum liquidity for the second quarter of 2023, $15.0 million of minimum liquidity through the fourth quarter of 2023 and $10.0 million of minimum liquidity through the fourth quarter of 2024. Additionally, beginning in the first quarter of 2025, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 11.00:1.00. The net leverage ratio covenant decreases each subsequent quarter through the second quarter of 2026 to 7.00:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of June 30, 2023, the Company is in compliance with its minimum liquidity financial covenant.

The 2022 Credit Facility contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including requirements related to the delivery of independent audit reports without a going concern explanatory paragraph beginning with the report covering fiscal year 2025, limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. The Second Lien Note Purchase Agreement includes affirmative and negative covenants (other than financial covenants) that are substantially consistent with the 2022 Credit Agreement, as well as customary events of default. Failure to comply with the 2022 Credit Facility and Second Lien Note Purchase Agreement covenants and restrictions could result in an event of default under the respective borrowing agreements, subject to customary cure periods. In such an event, all amounts outstanding under the 2022 Credit Facility and Second Lien Note Purchase Agreement, together with any accrued interest, could then be declared immediately due and payable.
Under the 2022 Credit Facility, the Company may be required to make certain mandatory prepayments upon the occurrence of certain events, including: an event of default, a prepayment asset sale or receipt of net insurance proceeds in excess of $10.0 million, or excess cash flows exceeding certain thresholds. A prepayment asset sale includes dispositions at fair market value, and net insurance proceeds is generally defined as insurance proceeds received on a covered loss or as a result of assets taken under the power of eminent domain, net of costs related to the matter.
Preferred Stock Financing
In connection with the 2022 Debt Refinancing, the Company issued 165,000 shares of non-convertible preferred stock (the "Series A Senior Preferred Stock") plus warrants to purchase 0.1 million shares of the Company's common stock at an exercise price of $150.00 per share (the "Series I Warrants") and warrants to purchase 0.1 million shares of the Company's common stock at an exercise price equal to $0.50 per share (the "Series II Warrants"). The shares of the Series A Senior Preferred Stock have a par value of $0.0001 per share and an initial stated value of $1,000 per share, for an aggregate initial stated value of $165.0 million. The Series I and Series II Warrants are exercisable for 5 years from the Refinancing Date.
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
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid in-kind dividends related to the Series A Preferred Stock were $11.0 million and $7.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the accumulated paid in-kind dividends related to the Series A Preferred Stock were $28.9 million and the aggregate stated value was $193.9 million.
The Company has the right to redeem the Series A Senior Preferred Stock, in whole or in part, at any time (subject to certain limitations on partial redemptions). The Redemption Price for each share of Series A Senior Preferred Stock is equal to the stated value subject to certain price adjustments depending on when such optional redemption takes place, if at all.
The Series A Senior Preferred Stock is perpetual and is not mandatorily redeemable at the option of the holders, except upon the occurrence of a Mandatory Redemption Event. Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price. Because the Series A Senior Preferred Stock is mandatorily redeemable contingent on certain events outside the Company’s control, such as a change in control, and since such events are not currently deemed certain to occur, the Series A Senior Preferred Stock is classified as mezzanine equity in the Company's condensed consolidated balance sheets.
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

As part of the 2022 Debt Refinancing, the Preferred Equityholders, voting as a separate class, had the right to designate and elect one director to serve on the Company’s board of directors until such time after the Refinancing Date that (i) as of any applicable fiscal quarter end, the Company’s trailing 12-month Consolidated Adjusted EBITDA (as defined in the Certificate of Designation) exceeds $100 million, or (ii) the Lead Purchaser ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Refinancing Date. As part of the 2023 Debt Restructuring, (1) the Preferred Equityholders’ preexisting rights as holders of the Company’s Series A Senior Preferred Stock to designate and elect one director to the Company’s board of directors (the “Board”) was revised to provide that (a) the Preferred Equityholders have the right to appoint three additional directors to the Board (resulting in the right of the Preferred Equityholders to appoint a total of four directors to the Board) until such time after the Closing Date that the Lead Purchaser (as defined in certain of the transaction agreements entered into in connection with the original issuance of the Series A Preferred Stock) ceases to hold at least 50.1% of the Series A Preferred Stock held by it as of the Closing Date, one of whom must be unaffiliated with (and independent of) the Preferred Equityholders and who must meet the definition of “independent” under the listing standards of the New York Stock Exchange, and by the SEC; and (b) all such designee directors of the Preferred Equityholders will be subject to consideration by the Board (acting in good faith and consistent with their review of other Board candidates) and (2) the provision in the Certificate of Designation of the Company’s Series A Senior Preferred Stock that eliminated the Preferred Equityholders’ director designation rights upon the Company’s achievement of certain amounts of EBITDA was deleted.
Prior to the closing of the 2023 Debt Restructuring, because the Series A Senior Preferred Stock is classified as mezzanine equity and was not considered redeemable or probable of becoming redeemable, the paid in-kind dividends that were added to the stated value did not impact the carrying value of the Series A Senior Preferred Stock in the Company’s condensed consolidated balance sheets. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Company determined that redemption of the Series A Preferred Stock is no longer solely within the control of the Company. As a result, the Company determined that the Series A Preferred Stock is probable of becoming redeemable based on the accounting guidance. Following the 2023 Debt Restructuring, since the Series A Senior Preferred Stock is probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount as if redemption were to occur at the end of the reporting period. As of June 30, 2023, the redemption value of the Series A Senior Preferred Stock was $213.9 million, which includes the aggregate stated value at June 30, 2023, inclusive of paid in-kind dividends, and an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period.
Changes in the carrying value of the Series A Preferred Stock consisted of the following for the six months ended June 30, 2023 (in thousands). There were no changes in carrying value in 2022.

June 30, 2023
Carrying value, beginning of period	$140,340
Write off original issue discount	1,447
Write off issuance costs	2,880
Deemed dividend from discount on initial gross proceeds allocation	20,333
Paid in-kind dividends recognized to carrying value	28,888
Redemption value adjustment	20,036
Carrying value, end of period	$213,924

Consolidated Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows:

	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022

Net cash used in operating activities	$(5,319)	$(32,737)
Net cash used in investing activities	(10,125)	(17,618)
Net cash (used in) provided by financing activities	(30,016)	81,419
Net (decrease) increase in cash and cash equivalents	(45,460)	31,064
Cash and cash equivalents at beginning of period	83,139	48,616
Cash and cash equivalents at end of period	$37,679	$79,680
Six months ended June 30, 2023 compared to six months ended June 30, 2022
Net cash used in operating activities for the six months ended June 30, 2023 was $5.3 million compared to $32.7 million for the six months ended June 30, 2022, a decrease in cash used of $27.4 million. The decrease was primarily the result of margin on higher revenue with approximately $6.7 million lower net losses as adjusted for non-cash items such as goodwill, intangible and other asset impairment charges and changes in fair value of 2L Notes, warrant liability and contingent common shares liability during the six months ended June 30, 2023, $1.8 million lower cash outflows from operating leases during the six months ended June 30, 2023, $9.4 million lower cash outflows related to prepaid expenses and other current assets during the six months ended June 30, 2023 and $10.8 million of partial application of MAAPP funds during the six months ended June 30, 2022 not recurring in 2023.
Net cash used in investing activities for the six months ended June 30, 2023 was $10.1 million compared to $17.6 million for the six months ended June 30, 2022, a decrease of approximately $7.5 million. The decrease was driven by lower capital expenditures during the six months ended June 30, 2023 primarily due to fewer clinic openings.
Net cash used in financing activities for the six months ended June 30, 2023 was $30.0 million compared to $81.4 million of cash provided by financing activities for the six months ended June 30, 2022, a decrease in cash provided of approximately $111.4 million. The change was primarily driven by payments made on Revolving Loans during the six months ended June 30, 2023 and net cash inflows related to the 2022 Debt Refinancing and Preferred Stock Financing (refer to Note 8 - Borrowings for further details) during the six months ended June 30, 2022.
Commitments and Contingencies
The Company may be subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2023, the Company did not record any accruals related to the outcomes of the legal matters described in Note 16 - Commitments and Contingencies. Refer to Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
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

Off-Balance Sheet Arrangements
As of June 30, 2023 and December 31, 2022, the Company did not have any off-balance sheet arrangements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2023, the Company is exposed to interest rate variability with regard to its existing variable-rate debt instrument, which exposure primarily relates to movements in various interest rates, such as SOFR. The Company utilizes interest rate cap derivative instruments for purposes of hedging exposures related to such variable-rate cash payments. Based on our current hedging instruments as of June 30, 2023, a hypothetical increase of interest rates by 100 basis points would increase our annual cash interest expense by approximately $2.4 million and a hypothetical decrease of interest rates by 100 basis points would decrease our annual cash interest expense by approximately $2.4 million. As of June 30, 2023, the fair value of the Company’s derivative instruments consisted of assets of $0.6 million. As of December 31, 2022, the fair value of the Company’s derivative instruments consisted of assets of $5.0 million and liabilities of $0.1 million.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2023 due to the previously reported material weaknesses in internal control over financial reporting described below.
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
Changes in Internal Control over Financial Reporting
Other than the changes related to the material weaknesses above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The 2L Notes are accounted for as liabilities at fair value and the changes in value could have a material effect on our financial results.
The 2L Notes are accounted for as a liability in the Company's condensed consolidated balance sheets. The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in our statements of operations.
As a result of the recurring fair value measurement, our financial statements and results of operations may materially fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect to recognize non-cash gains or losses each reporting period and the amount of such gains or losses could be material and variable.
The 2L Notes are convertible into Common Stock, and the conversion of our 2L Notes into Common Stock would dilute the ownership interest of our existing stockholders and may adversely affect our stock price.
Pursuant to the terms of the Second Lien Note Purchase Agreement, holders of the 2L Notes may convert their 2L Notes into Common Stock at their option. Additionally, on or after June 15, 2025 and subject to certain conditions, the Company may, at its option, elect to convert (a “Forced Conversion”) a portion of the outstanding 2L Notes into the number of shares of Common Stock based on the Conversion Price then in effect. Any issuance by us of our Common Stock upon conversion of our 2L Notes will dilute the ownership interest of our existing stockholders and could have a dilutive effect on our earnings per share. Furthermore, any sales in the public market of our Common Stock issuable upon conversion of the 2L Notes could adversely affect prevailing market prices of our Common Stock.
The Series B Preferred Stock stapled to the 2L Notes provide voting rights which will dilute the voting interests of our existing stockholders.
Pursuant to the terms of the Second Lien Note Purchase Agreement, the Series B Preferred Stock represent voting rights only, with the number of votes being equal to the number of shares of Common Stock each share of Series B Preferred Stock is assumed convertible for at a conversion price of $12.87 per share (the "Voting Rights Conversion Price"). As a result, the voting rights associated with the Series B Preferred Stock will dilute the voting interests of our existing stockholders, for as long as such shares of Series B Preferred Stock remain outstanding.

The Preferred Equityholders as a group have significant influence over us.
When considering the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Preferred Equityholders as a group own more than 50.0% of our Common Stock votes. The Preferred Equityholders also have the ability to convert their 2L Notes into Common Stock, which could lead to the group owning greater than 50.0% of our Common Stock. Furthermore, the Company's Board of Directors will be declassified commencing with the 2024 annual meeting of the stockholders and all directors will be elected annually going forward.
As long as the Preferred Equityholders own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets, subject to any applicable restrictions set forth in the Company's 2022 Credit Agreement. The Preferred Equityholders influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Common Stock to decline or prevent stockholders from realizing a premium over the market price for our Common Stock.
The Preferred Equityholders’ interests may not align with our interests as a company or the interests of our other stockholders. Accordingly, the Preferred Equityholders could cause us to enter into transactions or agreements of which other stockholders would not approve or make decisions with which other stockholders would disagree. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by the Preferred Equityholders to themselves or their other affiliates.
If the Series A Senior Preferred Stock were to be redeemed, it may not be economically favorable to the Company may lead to material adverse consequences for the Company and its other stakeholders.
The Company has the right to redeem the Series A Senior Preferred Stock, in whole or in part, at any time (subject to certain limitations on partial redemptions). Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Company determined that redemption of the Series A Preferred Stock is no longer solely within the control of the Company. If the Series A Senior Preferred Stock were to be redeemed prior to certain dates, the Company would have to pay certain redemption price premiums related to early redemption, which could be greater than the stated value, may not be economically favorable to the Company and may lead to material adverse consequences for the Company or its other stakeholders.

Our share-based compensation incentives may not be effective in attracting, retaining and motivating key personnel and employees.
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which it may grant equity interests of ATI Physical Therapy, Inc., in the form of stock options, stock appreciation rights, restricted stock awards and restricted stock units, to members of management, key employees and independent directors of the Company and its subsidiaries. We believe the granting of non-cash share-based compensation is important to our ability to attract and retain key personnel and employees. Additionally, the employment agreements for members of our senior leadership team include compensation terms in the form of share-based awards at specified amounts. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 1.2 million. As of June 30, 2023, approximately 0.2 million shares were available for future grant. With the current number of shares available for future grant, the Company would need to amend, subject to stockholder approval, the 2021 Plan to increase the share reserve in order to fulfill the upcoming share-based compensation terms of its senior leadership employment agreements and provide share-based awards to other key personnel and employees. There can be no assurance that such stockholder approval would be obtained and, if we are unable to obtain such approval, we may be unable to retain our existing employees and attract additional qualified candidates, which could adversely impact our business and results of operations.
Furthermore, in light of our recent low market capitalization and decreases in share price, our non-cash share-based compensation incentives may not be effective in attracting, retaining and motivating our senior management team, key personnel and employees. If our share-based compensation incentives under the 2021 Plan are not effective, the Company may need to explore alternative cash or non-cash compensation to retain senior management, key personnel and employees, which may lead to incurring higher compensation costs or may otherwise prove less effective. The inability to appropriately compensate and motivate the necessary personnel could cause increased employee turnover and harm to our business, results of operations, cash flow and financial condition.
If we are unable to maintain compliance with New York Stock Exchange ("NYSE") listing standards, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them.
In order to maintain our listing on the NYSE, we are required to comply with certain rules and listing standards of the NYSE, including those regarding minimum stockholders' equity, minimum share price, minimum market value of publicly held shares and various additional requirements. The NYSE previously notified the Company that, due to the average closing price of the Company's Common Stock, it was below the trading price criteria of the exchange. The notice had no immediate impact on the listing of the Company's Common Stock on the NYSE, subject to the Company's compliance with the NYSE's other continued listing requirements. The Company submitted a plan of compliance to the NYSE addressing how we intended to regain compliance.

In connection with regaining compliance, on June 14, 2023, the Company effected a one-for-fifty (1-for-50) reverse stock split of its Class A common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders held on June 13, 2023, and the final reverse split ratio was subsequently approved by the Company’s board of directors on June 14, 2023. The Company's common stock commenced trading on a reverse split-adjusted basis on June 15, 2023. On August 1, 2023, we were notified by the NYSE that the calculation of the Company's average stock price for the 30 trading days ended July 31, 2023, indicated that the Company's average stock price was above the NYSE's minimum requirement of $1. The Company is no longer considered below the minimum share price continued listing criterion. The Reverse Stock Split may adversely affect the liquidity of the shares of our common stock given the reduced number of shares outstanding following the reverse split, especially if the reverse split-adjusted market price of our common stock does not generate greater investor interest. Furthermore, there can be no assurance that such reverse split will continue to be sufficient to satisfy the minimum share price requirement.
On June 28, 2023, the NYSE notified the Company that, due to the Company's average market capitalization, it was below the minimum market capitalization criteria of the exchange. The notice has no immediate impact on the listing of the Company's Common Stock on the NYSE, subject to the Company's compliance with the NYSE's other continued listing requirements. In accordance with applicable NYSE procedures, the Company has 45 days from receipt of the notice to submit a business plan advising the NYSE of the definitive action(s) the Company has taken, or is taking, that would bring it into compliance with continued listing standards within 18 months of receipt of the notice. The NYSE will review the plan and, within 45 days of its receipt, determine whether the Company has made a reasonable demonstration of an ability to conform to the relevant standards in the 18-month period. If the NYSE accepts the plan, the Company’s common stock will continue to be listed and traded on the NYSE during the 18-month period, subject to the Company’s compliance with the other continued listing standards of the NYSE and continued periodic review by the NYSE of the Company’s progress with respect to its plan. The Company intends to submit its business plan to regain compliance to the NYSE. There can be no assurance that the Company's business plan will be accepted by the NYSE, or that the Company will be able to meet its business plan, if accepted by the NYSE.
If we are unable to satisfy the NYSE rules and listing standards, or are unable to make progress on our plans of compliance, our securities could be subject to delisting.
If the NYSE were to delist our securities from trading, we could face significant consequences, including:
•a limited availability for market quotations for our securities;
•further reduced liquidity with respect to our securities;
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
Changes in the political landscape may lead to volatile economic conditions.
Changes in political landscape may affect economic conditions within the U.S., which could also trigger global economic conditions, including volatile equity capital markets, which may adversely affect the Company's business, revenues and earnings. Such conditions could impact the Company's access to capital markets to raise funds, if needed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the quarter ended June 30, 2023, the Company did not have any sales of equity securities in transactions that were not registered under the Securities Act, except as previously disclosed in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 15, 2023.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2023, the Company withheld shares of our common stock in connection with employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans of Programs
April 1 - April 30, 2023	—	$—	—	—
May 1 - May 31, 2023	1,110	$11.95	—	—
June 1 - June 30, 2023	96	$10.46	—	—
Total	1,206	$11.83	—	—
(1) Represents shares delivered to or withheld by us in connection with employee minimum tax withholding obligations upon exercise or vesting of stock awards. No shares were purchased in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the second quarter of 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation (filed as exhibit 3.1 to the Current Report on Form 8-K of the Company on June 13, 2023 and incorporated herein by reference)
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation (filed as exhibit 3.1 to the Current Report on Form 8-K of the Company on June 14, 2023 and incorporated herein by reference)
3.3	First Amended and Restated Certificate of Designation of Series A Senior Preferred Stock of ATI Physical Therapy, Inc. (filed as exhibit 3.1 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)
3.4	Certificate of Designation of Series B Preferred Stock of ATI Physical Therapy, Inc. (filed as exhibit 3.2 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)
3.5	Amended and Restated Bylaws of ATI Physical Therapy, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)
10.1†	Second Amendment to 2021 Equity Incentive Plan (filed as exhibit 10.3 to the Current Report on Form 8-K of the Company on June 13, 2023 and incorporated herein by reference)
10.2	Amended and Restated Transaction Support Agreement, dated April 17, 2023, by and among ATI Physical Therapy, Inc., ATI Holdings Acquisition, Inc., Wilco Intermediate
Holdings, and other parties thereto (filed as exhibit 10.1 to the Current Report on Form 8-K of the Company on April 21, 2023 and incorporated herein by reference)
10.3	Amendment No. 2 to Credit Agreement, dated April 17, 2023, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., HPS Investment Partners, LLC, as Lender Representative and Barclays Bank PLC, as Administrative Agent (filed as exhibit 10.2 to the Current Report on Form 8-K of the Company on April 21, 2023 and incorporated herein by reference)
10.4	Consent to Amendment No. 2 to Credit Agreement, dated June 15, 2023, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., HPS Investment Partners, LLC, as Lender Representative and Barclays Bank PLC as Administrative Agent (filed as exhibit 10.3 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)
10.5	Second Lien Note Purchase Agreement, dated April 17, 2023, by and among ATI Physical Therapy, Inc., Wilco Holdco, Inc., Wilco Intermediate Holdings, Inc., ATI Holdings Acquisition, Inc., the Purchasers party thereto and Wilmington Savings Fund Society, FSB (filed as exhibit 10.3 to the Current Report on Form 8-K of the Company on April 21, 2023 and incorporated herein by reference)
10.6	First Amendment to the Investors’ Rights Agreement, dated February 24, 2022, by and among the Company and the Preferred Equityholders party thereto (filed as exhibit 10.5 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)
10.7	Registration Rights Agreement, dated June 15, 2023, by and among the Company and certain Preferred Equityholders (filed as exhibit 10.6 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)

10.8	First Amendment to Note Purchase Agreement, dated June 15, 2023, by and among ATI Physical Therapy, Inc., Wilco Holdco, Inc., Wilco Intermediate Holdings, Inc., ATI Holdings Acquisition, Inc., the Subsidiary Guarantors party thereto, the other Purchasers party thereto and Wilmington Savings Fund Society, FSB (filed as exhibit 10.7 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed or furnished herewith
† Management contract or compensatory plan or arrangement
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ATI PHYSICAL THERAPY, INC.

Date: August 8, 2023

/s/ JOSEPH JORDAN
Joseph Jordan
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)