Form 10-Q
period 2023-09-30
ATI Physical Therapy, Inc.
filed 2023-11-06
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 1, 2023, there were approximately 4,209,265 shares of the registrant's common stock legally outstanding.

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
•our dependence upon governmental and third-party private payors for reimbursement and that decreases in reimbursement rates, renegotiation or termination of payor contracts, billing disputes with third-party payors or unfavorable changes in payor, state and service mix may adversely affect our financial results;
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
•risks associated with future acquisitions, divestitures and other business initiatives, which may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities;
•failure of third-party vendors, including customer service, technical and IT support providers and other outsourced professional service providers to adequately address customers’ requests and meet Company requirements;
•risks associated with our ability to secure renewals of current suppliers and other material agreements that the Company currently depends upon for business operations;
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
•our failure to maintain financial controls and processes over billing and collections or disputes with third-party private payors could have a significant negative impact on our financial condition and results of operations;
•our operations are subject to extensive regulation and macroeconomic uncertainty;
•our ability to meet revenue and earnings expectations;
•risks associated with applicable state laws regarding fee-splitting and professional corporation laws;

•inspections, reviews, audits and investigations under federal and state government programs and third-party private payor contracts that could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation;
•changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis;
•our ability to maintain necessary insurance coverage at competitive rates;
•the outcome of any legal and regulatory matters, proceedings or investigations instituted against us or any of our directors or officers, and whether insurance coverage will be available and/or adequate to cover such matters or proceedings;
•general economic conditions, including but not limited to inflationary and recessionary periods;
•changes in the political environment and events involving financial volatility, defaults or other adverse developments that affect the U.S. or global markets, resulting in liquidity problems which may have a material adverse effect on our results of operations;
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

PART I - FINANCIAL INFORMATION - UNAUDITED
Item 1. Financial Statements

ATI Physical Therapy, Inc.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$19,730	$83,139
Accounts receivable (net of allowance for doubtful accounts of $50,789 and $47,620 at September 30, 2023 and December 31, 2022, respectively)	84,970	80,673
Prepaid expenses	12,458	13,526
Other current assets	6,367	10,040
Assets held for sale	—	6,755
Total current assets	123,525	194,133

Property and equipment, net	109,652	123,690
Operating lease right-of-use assets	207,802	226,092
Goodwill, net	289,650	286,458
Trade name and other intangible assets, net	246,028	246,582
Other non-current assets	1,866	2,030
Total assets	$978,523	$1,078,985

Liabilities, Mezzanine Equity and Stockholders' Equity:
Current liabilities:
Accounts payable	$11,456	$12,559
Accrued expenses and other liabilities	55,618	53,672
Current portion of operating lease liabilities	52,351	47,676
Liabilities held for sale	—	2,614
Total current liabilities	119,425	116,521

Long-term debt, net (1)	417,379	531,600
2L Notes due to related parties, at fair value	95,448	—
Warrant liability	10	98
Contingent common shares liability	1,028	2,835
Deferred income tax liabilities	19,168	18,886
Operating lease liabilities	197,084	218,424
Other non-current liabilities	1,654	1,834
Total liabilities	851,196	890,198
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A Senior Preferred Stock, $0.0001 par value; 1.0 million shares authorized; 0.2 million shares issued and outstanding; $1,211.90 stated value per share at September 30, 2023; $1,108.34 stated value per share at December 31, 2022	217,072	140,340
Stockholders' equity:
Class A common stock, $0.0001 par value; 470.0 million shares authorized; 4.2 million shares issued, 4.0 million shares outstanding at September 30, 2023; 4.1 million shares issued, 4.0 million shares outstanding at December 31, 2022	—	—
Treasury stock, at cost, 0.006 million shares and 0.002 million shares at September 30, 2023 and December 31, 2022, respectively	(217)	(146)
Additional paid-in capital	1,309,166	1,378,716
Accumulated other comprehensive income	550	4,899
Accumulated deficit	(1,403,683)	(1,339,511)
Total ATI Physical Therapy, Inc. equity	(94,184)	43,958
Non-controlling interests	4,439	4,489
Total stockholders' equity	(89,745)	48,447
Total liabilities, mezzanine equity and stockholders' equity	$978,523	$1,078,985
(1) Includes $16.9 million of principal amount of debt due to related parties as of September 30, 2023.
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net patient revenue	$162,258	$142,313	$469,950	$429,744
Other revenue	15,197	14,479	46,774	44,163
Net revenue	177,455	156,792	516,724	473,907

Cost of services:
Salaries and related costs	97,089	90,309	283,119	267,330
Rent, clinic supplies, contract labor and other	52,699	51,417	156,014	153,437
Provision for doubtful accounts	3,346	2,797	9,831	11,408
Total cost of services	153,134	144,523	448,964	432,175
Selling, general and administrative expenses	25,085	25,263	92,253	87,095
Goodwill, intangible and other asset impairment charges	—	106,663	—	390,224
Operating loss	(764)	(119,657)	(24,493)	(435,587)
Change in fair value of 2L Notes	(1,485)	—	(8,495)	—
Change in fair value of warrant liability	(88)	(790)	(88)	(3,651)
Change in fair value of contingent common shares liability	(306)	(6,930)	(1,807)	(32,760)
Interest expense, net	15,478	11,780	46,096	31,815
Other expense, net	117	195	1,089	3,181
Loss before taxes	(14,480)	(123,912)	(61,288)	(434,172)
Income tax expense (benefit)	131	(7,218)	282	(43,532)
Net loss	(14,611)	(116,694)	(61,570)	(390,640)
Net income (loss) attributable to non-controlling interests	586	(376)	2,602	(1,026)
Net loss attributable to ATI Physical Therapy, Inc.	(15,197)	(116,318)	(64,172)	(389,614)
Less: Series A Senior Preferred Stock redemption value adjustments	(2,927)	—	41,769	—
Less: Series A Senior Preferred Stock cumulative dividend	6,075	5,274	17,087	12,263
Net loss available to common stockholders	$(18,345)	$(121,592)	$(123,028)	$(401,877)

Loss per share of Class A common stock:
Basic	$(4.42)	$(29.76)	$(29.83)	$(99.13)
Diluted	$(4.42)	$(29.76)	$(29.83)	$(99.13)
Weighted average shares outstanding:
Basic and diluted	4,154	4,086	4,125	4,054
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
($ in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net loss	$(14,611)	$(116,694)	$(61,570)	$(390,640)
Other comprehensive (loss) income:
Cash flow hedges	(43)	655	(4,349)	7,115
Comprehensive loss	(14,654)	(116,039)	(65,919)	(383,525)
Net income (loss) attributable to non-controlling interests	586	(376)	2,602	(1,026)
Comprehensive loss attributable to ATI Physical Therapy, Inc.	$(15,240)	$(115,663)	$(68,521)	$(382,499)
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
($ in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	3,967,146	$—	1,540	$(146)	$1,378,716	$4,899	$(1,339,511)	$4,489	$48,447
Vesting of restricted shares distributed to holders of ICUs	751	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	25,387	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(3,163)	—	3,163	(51)	—	—	—	—	(51)
Non-cash share-based compensation	—	—	—	—	1,454	—	—	—	1,454
Other comprehensive loss	—	—	—	—	—	(3,456)	—	—	(3,456)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(710)	(710)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	1,060	1,060
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(26,270)	—	(26,270)
Balance at March 31, 2023	3,990,121	$—	4,703	$(197)	$1,380,170	$1,443	$(1,365,781)	$4,839	$20,474
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(73,584)	—	—	—	(73,584)
Capital contribution from recognition of delayed draw right asset	—	—	—	—	690	—	—	—	690
Vesting of restricted shares distributed to holders of ICUs	737	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	10,824	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(1,206)	—	1,206	(15)	—	—	—	—	(15)
Issuance of common stock for fractional adjustments related to Reverse Stock Split	26,346	—	—	—	—	—	—	—	—
Non-cash share-based compensation	—	—	—	—	2,754	—	—	—	2,754
Other comprehensive loss	—	—	—	—	—	(850)	—	—	(850)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(965)	(965)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	956	956
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(22,705)	—	(22,705)
Balance at June 30, 2023	4,026,822	$—	5,909	$(212)	$1,310,030	$593	$(1,388,486)	$4,830	$(73,245)
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(3,148)	—	—	—	(3,148)
Vesting of restricted shares distributed to holders of ICUs	701	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	3,974	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(581)	—	581	(5)	—	—	—	—	(5)
Non-cash share-based compensation	—	—	—	—	2,284	—	—	—	2,284
Other comprehensive loss	—	—	—	—	—	(43)	—	—	(43)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(977)	(977)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	586	586
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(15,197)	—	(15,197)
Balance at September 30, 2023	4,030,916	$—	6,490	$(217)	$1,309,166	$550	$(1,403,683)	$4,439	$(89,745)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	3,948,199	$—	596	$(95)	$1,351,617	$28	$(847,132)	$7,089	$511,507
Issuance of 2022 Warrants	—	—	—	—	19,725	—	—	—	19,725
Vesting of restricted shares distributed to holders of ICUs	1,510	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock awards	812	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock awards	(256)	—	256	(22)	—	—	—	—	(22)
Non-cash share-based compensation	—	—	—	—	1,960	—	—	—	1,960
Other comprehensive income	—	—	—	—	—	3,752	—	—	3,752
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(473)	(473)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(473)	(473)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(137,750)	—	(137,750)
Balance at March 31, 2022	3,950,265	$—	852	$(117)	$1,373,302	$3,780	$(984,882)	$6,143	$398,226
Vesting of restricted shares distributed to holders of ICUs	2,377	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	6,608	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(132)	—	132	(12)	—	—	—	—	(12)
Non-cash share-based compensation	—	—	—	—	1,959	—	—	—	1,959
Other comprehensive income	—	—	—	—	—	2,708	—	—	2,708
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(139)	(139)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(177)	(177)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(135,546)	—	(135,546)
Balance at June 30, 2022	3,959,118	$—	984	$(129)	$1,375,261	$6,488	$(1,120,428)	$5,827	$267,019
Vesting of restricted shares distributed to holders of ICUs	1,176	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	2,190	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock awards	(125)	—	125	(7)	—	—	—	—	(7)
Non-cash share-based compensation	—	—	—	—	1,911	—	—	—	1,911
Other comprehensive income	—	—	—	—	—	655	—	—	655
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(517)	(517)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(376)	(376)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(116,318)	—	(116,318)
Balance at September 30, 2022	3,962,359	$—	1,109	$(136)	$1,377,172	$7,143	$(1,236,746)	$4,934	$152,367
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating activities:
Net loss	$(61,570)	$(390,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill, intangible and other asset impairment charges	—	390,224
Depreciation and amortization	28,341	30,477
Provision for doubtful accounts	9,831	11,408
Deferred income tax provision	282	(43,532)
Non-cash lease expense related to right-of-use assets	35,844	36,155
Non-cash share-based compensation	6,492	5,830
Amortization of debt issuance costs and original issue discount	2,200	1,934
Non-cash interest expense	6,020	889
Loss on extinguishment of debt	444	2,809
Loss (gain) on disposal and sale of assets	1,519	(42)
Change in fair value of 2L Notes	(8,495)	—
Change in fair value of warrant liability	(88)	(3,651)
Change in fair value of contingent common shares liability	(1,807)	(32,760)
Change in fair value of non-designated derivative instrument	(67)	—
Changes in:
Accounts receivable, net	(13,642)	(11,276)
Prepaid expenses and other current assets	(549)	(5,507)
Other non-current assets	94	52
Accounts payable	(1,109)	(2,100)
Accrued expenses and other liabilities	9,015	(702)
Operating lease liabilities	(34,694)	(36,431)
Other non-current liabilities	73	52
Medicare Accelerated and Advance Payment Program Funds	—	(12,269)
Proceeds from legal cost insurance reimbursements	4,091	—
Net cash used in operating activities	(17,775)	(59,080)

Investing activities:
Purchases of property and equipment	(14,592)	(22,091)
Proceeds from sale of property and equipment	91	152
Proceeds from sale of clinics	355	77
Payment of holdback liabilities related to acquisitions	(490)	—
Net cash used in investing activities	(14,636)	(21,862)

Financing activities:
Proceeds from long-term debt	—	500,000
Proceeds from 2L Notes from related parties	3,243	—
Financing transaction costs	(6,287)	—
Deferred financing costs	(84)	(12,952)
Original issue discount	—	(10,000)
Principal payments on long-term debt	—	(555,048)
Proceeds from issuance of Series A Senior Preferred Stock	—	144,667
Proceeds from issuance of 2022 Warrants	—	20,333
Proceeds from revolving line of credit	20,000	—
Payments on revolving line of credit	(44,750)	—
Equity issuance costs and original issue discount	—	(4,935)
Payment of contingent consideration liabilities	(397)	—
Taxes paid on behalf of employees for shares withheld	(71)	(41)
Distribution to non-controlling interest holders	(2,652)	(1,129)
Net cash (used in) provided by financing activities	(30,998)	80,895

Changes in cash and cash equivalents:
Net decrease in cash and cash equivalents	(63,409)	(47)
Cash and cash equivalents at beginning of period	83,139	48,616
Cash and cash equivalents at end of period	$19,730	$48,569

Supplemental noncash disclosures:
Derivative changes in fair value (1)	$4,349	$(7,115)
Purchases of property and equipment in accounts payable	$1,644	$2,230
Exchange of Senior Secured Term Loan for related party 2L Notes	$100,000	$—
Debt discount on Senior Secured Term Loan	$(1,797)	$—
Capital contribution from recognition of delayed draw right asset	$690	$—
Series A Senior Preferred Stock dividends and redemption value adjustments	$76,732	$—

Other supplemental disclosures:
Cash paid for interest	$38,998	$29,453
Cash received from hedging activities	$5,247	$1,080
Cash paid for taxes	$1	$82
(1) Derivative changes in fair value related to unrealized loss (gain) on cash flow hedges, including the impact of reclassifications.
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Note 1. Overview of the Company
ATI Physical Therapy, Inc., together with its subsidiaries (herein referred to as “we,” "our," “the Company,” “ATI Physical Therapy” and “ATI”), is a nationally recognized healthcare company, specializing in outpatient rehabilitation and adjacent healthcare services. The Company provides outpatient physical therapy services under the name ATI Physical Therapy and, as of September 30, 2023, had 900 clinics located in 24 states (as well as 18 clinics under management service agreements). The Company offers a variety of services within its clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services. The Company’s direct and indirect wholly-owned subsidiaries include, but are not limited to, Wilco Holdco, Inc., ATI Holdings Acquisition, Inc. and ATI Holdings, LLC.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company realized benefits under the CARES Act including, but not limited to, the receipt of Medicare Accelerated and Advance Payment Program ("MAAPP") funds and deferral of depositing the employer portion of Social Security taxes, interest-free and penalty-free. During the nine months ended September 30, 2022, the Company applied $12.3 million in MAAPP funds against the outstanding liability at that time. During the year ended December 31, 2022, the remaining obligations related to these benefits were applied and repaid.
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

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results the Company expects for the entire year. In addition, the influence of seasonality, changes in payor contracts, changes in rate per visit, changes in referral and visit volumes, strategic transactions and initiatives, labor market dynamics and wage inflation, changes in laws and general economic conditions in the markets in which the Company operates and other factors impacting the Company's operations may result in any period not being comparable to the same period in previous years.
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
The Company has negative operating cash flows, operating losses and net losses. For the nine months ended September 30, 2023, the Company had cash flows used in operating activities of $17.8 million, operating loss of $24.5 million and net loss of $61.6 million. These results are, in part, due to trends experienced by the Company in recent years including a tight labor market for available physical therapy and other healthcare providers in the workforce, visit volume softness, decreases in rate per visit and increases in interest costs.
As previously disclosed, these conditions and events raise substantial doubt about the Company's ability to continue as a going concern. In response to these conditions, management plans included refinancing the Company's debt under its 2022 Credit Agreement (as defined in Note 8) and improving operating results and cash flows.

On June 15, 2023, the Company completed a debt restructuring transaction under its 2022 Credit Agreement including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien paid-in-kind ("PIK") convertible notes (the “2L Notes”) and (B) shares of Series B Preferred Stock (as defined in Note 8), which will provide the holder thereof with voting rights such that the holders thereof will have the right to vote on an as-converted basis, (ii) the exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Agreement held by certain of the holders of its Series A Senior Preferred Stock (the "Preferred Equityholders") for 2L Notes and Series B Preferred Stock and (iii) certain other changes to the terms of the 2022 Credit Agreement, including modifications of the financial covenants thereunder and relief from the requirements related to the delivery of independent audit reports without a going concern explanatory paragraph. Holders of the 2L Notes will also receive additional 2L Notes upon the in-kind payment of interest on any outstanding 2L Notes. The 2L Notes are convertible into shares of Class A common stock at a fixed conversion price.
Additionally, the Company experienced improvements in operations that resulted in reduced levels of operating cash outflows during the nine months ended September 30, 2023 relative to the same period in the prior year. A continued improvement in business results is necessary as there remains a risk that the Company may fail to meet its minimum liquidity covenant or be unable to fund anticipated cash requirements and obligations as they become due in the future.
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
Cash, cash equivalents and restricted cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less when issued. Restricted cash consists of cash held as collateral in relation to the Company's corporate card agreement. Restricted cash included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, and our condensed consolidated statements of cash flows for the nine months ended September 30, 2023 was $0.8 million. There was no change in restricted cash for the nine months ended September 30, 2022.
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
The 2L Notes are accounted for as a liability in the Company's condensed consolidated balance sheets. The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in change in fair value of 2L Notes in the Company’s condensed consolidated statements of operations. Any changes in fair value related to changes in the Company's credit risk is recognized as a component of accumulated other comprehensive income (loss).
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
There were no assets or liabilities classified as held for sale as of September 30, 2023. Major classes of assets and liabilities classified as held for sale as of December 31, 2022 were as follows (in thousands):

December 31, 2022
Accounts receivable, net	$486
Prepaid expenses	23
Property and equipment, net	1,113
Operating lease right-of-use assets	1,929
Goodwill, net	3,192
Other non-current assets	12
Total assets held for sale	$6,755

Accounts payable	$22
Accrued expenses and other liabilities	201
Current portion of operating lease liabilities	685
Operating lease liabilities	1,706
Total liabilities held for sale	$2,614
Note 4. Revenue from Contracts with Customers
The following table disaggregates net revenue by major service line for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net patient revenue	$162,258	$142,313	$469,950	$429,744
ATI Worksite Solutions (1)	9,289	9,053	27,874	26,429
Management Service Agreements (1)	3,664	3,251	11,159	9,671
Sports Medicine and other revenue (1)	2,244	2,175	7,741	8,063
	$177,455	$156,792	$516,724	$473,907
(1)ATI Worksite Solutions, Management Service Agreements and Sports Medicine and other revenue are included within other revenue on the face of the condensed consolidated statements of operations.

The following table disaggregates net patient revenue for each associated payor class as a percentage of total net patient revenue for the periods indicated below:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Commercial	58.5%	57.7%	58.4%	57.2%
Government	23.3%	24.7%	23.5%	24.3%
Workers’ compensation	11.6%	12.0%	11.7%	12.7%
Other (1)	6.6%	5.6%	6.4%	5.8%
	100.0%	100.0%	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury reimbursement.
Note 5. Goodwill, Trade Name and Other Intangible Assets
Changes in the carrying amount of goodwill during the current year consisted of the following (in thousands):

Goodwill at December 31, 2022 (1)	$286,458
Impairment charges (2)	—
Reclassifications to held and used	3,192
Goodwill at September 30, 2023	$289,650
(1) Net of accumulated impairment losses of $1,045.7 million.
(2) The Company did not note any triggering events during the nine months ended September 30, 2023 that resulted in the recording of an impairment loss.
The table below summarizes the Company’s carrying amount of trade name and other intangible assets at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Gross intangible assets:
ATI trade name (1)	$245,000	$245,000
Non-compete agreements	2,395	2,395
Other intangible assets	640	640
Accumulated amortization:
Accumulated amortization – non-compete agreements	(1,647)	(1,126)
Accumulated amortization – other intangible assets	(360)	(327)
Total trade name and other intangible assets, net	$246,028	$246,582
(1) Not subject to amortization.
Amortization expense for the three and nine months ended September 30, 2023 and 2022 was immaterial. The Company estimates that amortization expense related to intangible assets will be immaterial over the next five fiscal years and thereafter.

Interim impairment testing during 2022
During the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, the Company identified interim triggering events as a result of factors including potential changes in discount rates and decreases in share price. The Company determined that the combination of these factors constituted interim triggering events that required further analysis with respect to potential impairment to goodwill, trade name indefinite-lived intangible and other assets.
As it was determined that it was more likely than not that the fair value of our trade name indefinite-lived intangible asset was below its carrying value, the Company performed an interim quantitative impairment test as of the March 31, 2022, June 30, 2022 and September 30, 2022 balance sheet dates. The Company utilized the relief from royalty method to estimate the fair value of the trade name indefinite-lived intangible asset. The key assumptions associated with determining the estimated fair value included projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate. As a result of the analyses, during the nine months ended September 30, 2022, the Company recognized $119.4 million in non-cash interim impairments in goodwill, intangible and other asset impairment charges in its condensed consolidated statements of operations, which represented the difference between the estimated fair value of the Company’s trade name indefinite-lived intangible asset and its carrying value.
The Company assessed its long-lived asset groups, including operating lease right-of-use assets that were evaluated based on clinic-specific cash flows and clinic-specific market factors, noting no material impairment.
As it was determined that it was more likely than not that the fair value of our single reporting unit was below its carrying value, the Company performed an interim quantitative impairment test with respect to goodwill. In order to determine the fair value of our single reporting unit, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value included projected revenue growth rates, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, the terminal growth rate, the discount rate and relevant market multiples. As a result of the analyses, during the nine months ended September 30, 2022, the Company recognized $270.6 million in non-cash interim impairments in goodwill, intangible and other asset impairment charges in its condensed consolidated statements of operations, which represented the difference between the estimated fair value of the Company’s single reporting unit and its carrying value.
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

Note 6. Property and Equipment
Property and equipment consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Equipment	$39,328	$38,102
Furniture and fixtures	17,948	17,215
Leasehold improvements	194,636	191,182
Automobiles	19	19
Computer equipment and software	106,642	102,651
Construction-in-progress	2,952	3,727
	361,525	352,896
Accumulated depreciation and amortization	(251,873)	(229,206)
Property and equipment, net (1)	$109,652	$123,690
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
The following table presents the amount of depreciation and amortization expense related to property and equipment recorded in rent, clinic supplies, contract labor and other and selling, general and administrative expenses in the Company’s condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Rent, clinic supplies, contract labor and other	$6,343	$6,876	$19,152	$20,785
Selling, general and administrative expenses	2,772	3,048	8,635	9,133
Total depreciation expense	$9,115	$9,924	$27,787	$29,918
Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Salaries and related costs	$26,128	$28,949
Accrued professional fees	7,677	5,551
Credit balances due to patients and payors	7,425	6,117
Accrued interest	5,011	762
Accrued contract labor	3,271	4,483
Accrued occupancy costs	2,424	2,410
Other payables and accrued expenses	3,682	5,400
Total	$55,618	$53,672

Note 8. Borrowings
Long-term debt, net consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Senior Secured Term Loan (1, 2) (due February 24, 2028)	$409,500	$503,481
Revolving Loans (3) (due February 24, 2027)	23,450	48,200
Less: unamortized debt issuance costs	(7,718)	(11,137)
Less: unamortized original issue discount	(7,853)	(8,944)
Total debt, net	417,379	531,600
Less: current portion of long-term debt	—	—
Long-term debt, net	$417,379	$531,600
(1) Interest rate of 13.7% and 12.1% at September 30, 2023 and December 31, 2022, respectively, with interest payable in designated installments at a variable interest rate. The effective interest rate for the Senior Secured Term Loan was 13.9% and 13.1% at September 30, 2023 and December 31, 2022, respectively.
(2) The Company has paid a portion of its interest in-kind on its Senior Secured Term Loan by capitalizing and adding such interest to the principal amount of the debt. As of September 30, 2023 and December 31, 2022, the Company has recognized total paid-in-kind interest in the amount of $9.5 million and $3.5 million, respectively.
(3) Weighted average interest rate of 10.5% and 8.3% at September 30, 2023 and December 31, 2022, respectively, with interest payable in designated installments at a variable interest rate.
2L Notes due to related parties, at fair value consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
2L Notes due to related parties, at fair value	$95,448	$—
2023 Debt Restructuring Transaction
On June 15, 2023 (the "Closing Date"), the Company completed a debt restructuring transaction to improve the Company's liquidity (the "2023 Debt Restructuring"). On the Closing Date, certain previously executed agreements became effective, including (i) Amendment No. 2 to the Credit Agreement, (ii) a Second Lien Note Purchase Agreement and (iii) certain other definitive agreements relating to the 2023 Debt Restructuring (such documents referred to collectively as the "Signing Date Definitive Documents").
As part of the 2023 Debt Restructuring, the Company exchanged a principal amount of $100.0 million of the $507.8 million then outstanding Senior Secured Term Loan for an equal amount of 2L Notes, which are convertible into shares of the Company's common stock, stapled with a number of shares of Series B Preferred Stock (the "Series B Preferred Stock"), which represent voting interests only. The exchange was consummated through the Intercreditor and Subordination Agreement and Second Lien Note Purchase Agreement dated April 17, 2023 (the "Signing Date").
The Company accounted for the exchange as a debt extinguishment and recognized $0.4 million in loss on debt extinguishment during the nine months ended September 30, 2023. The loss on debt extinguishment consisted of various offsetting components, including the derecognition of $4.3 million of unamortized deferred financing costs and original issue discount on the Senior Secured Term Loan and the recognition of $0.7 million of fair value premium at issuance on the 2L Notes, offset by the recognition of $2.8 million in delayed draw right assets related to the commitment provided by certain lenders and the recognition of $1.8 million of incremental original issue discount on the Senior Secured Term Loan. The loss on debt extinguishment associated with the 2023 Debt Restructuring has been reflected in other expense, net in the condensed consolidated statements of operations.

Amendment No. 2 to the Credit Agreement
Pursuant to Amendment No. 2 to the Credit Agreement, the terms of the remaining unexchanged $407.8 million principal amount of the Senior Secured Term Loan as of the Signing Date were revised to: (i) increase the interest rate in the form of paid-in-kind interest by 1.0% per annum until the achievement of certain financial metrics, (ii) reset the prepayment premiums with respect to any repayment of the Senior Secured Term Loan, and (iii) amend certain covenants. At the completion of the 2023 Debt Restructuring, $391.0 million principal of amended Senior Secured Term Loan was outstanding with HPS Investment Partners, LLC (“HPS”), $16.3 million principal was outstanding with Onex Credit Partners, LLC (“Onex”), $0.3 million principal was outstanding with Knighthead Capital Management, LLC (“Knighthead”), and the remaining $0.2 million principal was outstanding with Marathon Asset Management LP (“Marathon”). Additionally, the terms of the Company's Revolving Loans were revised to increase the cash interest rate by 1.0% until the achievement of certain financial metrics.
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
Second Lien Note Purchase Agreement and Designation of Series B Preferred Stock
Knighthead, Marathon, and Onex collectively exchanged a principal amount of $100.0 million of Senior Secured Term Loan for $100.0 million of 2L Notes stapled with a number of shares of Series B Preferred Stock. Of the $100.0 million of 2L Notes issued, approximately $50.8 million were issued to Knighthead, $40.4 million were issued to Marathon, and $8.8 million were issued to Onex. The 2L Notes are subordinated in right of payment and lien priority to the 2022 Credit Facility and mature on August 24, 2028, unless earlier converted, accrue interest at an annual rate of 8.0% payable in-kind on a quarterly basis in the form of additional 2L Notes, and are convertible into shares of common stock, at the holder’s option, at a fixed conversion price of $12.50, subject to certain adjustments in the agreement (the "Conversion Price"). Upon conversion of the 2L Notes, the Company shall deliver to the holder a number of shares of common stock equal to (i) the principal amount of such 2L Notes plus any accrued and unpaid interest divided by (ii) the Conversion Price.

The 2L Notes are effectively stapled with one share of the Company’s Series B Preferred Stock for every $1,000 principal amount of the 2L Notes. The Series B Preferred Stock represents voting rights only, with the number of votes being equal to the number of shares of common stock that each share of Series B Preferred Stock would convert into at a conversion price of $12.87 per share (the "Voting Rights Conversion Price"). Additional voting rights accrue to the lenders through the deemed issuance of the annual 8.0% paid-in-kind 2L Notes with stapled shares of Series B Preferred Stock. The Series B Preferred Stock does not have any dividend or redemption rights. Upon conversion of 2L Notes to common stock, the stapled shares of Series B Preferred Stock would be canceled in an amount commensurate with the portion of 2L Notes converted. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes as well as other terms to the 2023 Debt Restructuring, the Company determined that Knighthead, Marathon, and Onex became related parties on the Closing Date.
On the Closing Date, an additional $3.2 million of 2L Notes with stapled Series B Preferred Stock were issued as part of the First Amendment to the Second Lien Note Purchase Agreement. The terms of the issued 2L Notes and Series B Preferred Stock are the same as those that were subject to the exchange.
The following table presents approximate changes in outstanding shares of Series B Preferred Stock since the Closing Date and associated equivalent common stock voting rights at the end of the period (in thousands):

September 30, 2023
Series B Preferred Stock, shares at Closing Date	103
Increase (decrease) in shares during period	3
Series B Preferred Stock, shares at end of period	106

Common stock voting rights, as converted basis(1)	8,211
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
The 2L Notes are accounted for as a liability in the Company's condensed consolidated balance sheets. The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's statements of operations. The interest cost associated with the 2L Notes is accounted for as part of the change in fair value of the 2L Notes. As a result of applying the fair value option, direct costs and fees related to the issuance of the 2L Notes were expensed as incurred. As of September 30, 2023, the principal amount and estimated fair value of the 2L Notes were approximately $105.7 million and $95.4 million, respectively. Refer to Note 13 - Fair Value Measurements for further details on the fair value of the 2L Notes. Additionally, as of September 30, 2023, the effective interest rate on the 2L Notes was 8.0%.

The following table presents changes in the principal amount of the 2L Notes since the Closing Date (in thousands):

September 30, 2023
2L Notes, principal amount at Closing Date	$103,243
Paid-in-kind interest added during period	2,432
2L Notes, principal amount at end of period	$105,675
As of September 30, 2023, of the 2L Notes principal outstanding and due to related parties, approximately $53.6 million, $42.7 million and $9.4 million were outstanding with Knighthead, Marathon, and Onex, respectively.
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
Upon issuance, the Company accounted for the Delayed Draw Right as an asset at fair value, which represents the Company's option to draw funds subject to certain conditions. For Knighthead's and Marathon's portion of the Delayed Draw Right, the asset was recognized as part of the calculation of loss on debt extinguishment. For Caspian, the Delayed Draw Right was recognized as a capital contribution as there was no previous lender relationship with the Company with respect to the Senior Secured Term Loan. At the Closing Date, the Company recognized approximately $3.5 million in Delayed Draw Right assets, which is included in other current assets on the Company's condensed consolidated balance sheets. Subsequently, the asset will be monitored for impairment. As of September 30, 2023, no impairment indicators were identified.
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

The 2022 Credit Facility refinanced and replaced the Company's prior credit facility for which Barclays Bank PLC served as administrative agent for a syndicate of lenders. The Company paid $555.0 million to settle its previous term loan (the "2016 First Lien Term Loan"). The Company accounted for the transaction as a debt extinguishment and recognized $2.8 million in loss on debt extinguishment during the nine months ended September 30, 2022 related to the derecognition of the remaining unamortized deferred financing costs and unamortized original issue discount in conjunction with the debt repayment. The loss on debt extinguishment associated with the repayment of the 2016 First Lien Term Loan has been reflected in other expense, net in the condensed consolidated statements of operations.
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
Senior Secured Term Loan
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company was able to elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The Company elected to pay a portion of its interest in-kind beginning in the third quarter of 2022 through the completion of the first year under the agreement. As of September 30, 2023, borrowings on the Senior Secured Term Loan bear interest at 13.7%, consisting of 12-month SOFR, subject to a 1.0% floor, plus a credit spread of 7.25% plus an incremental 1.0% paid-in-kind interest added under the terms of the 2023 Debt Restructuring. As of September 30, 2023, the effective interest rate on the Senior Secured Term Loan was 13.9% and the outstanding principal amount was $409.5 million, of which $16.9 million was due to related parties and is primarily attributable to Onex. Beginning in October 2023, the Company is no longer incurring the incremental 1.0% paid-in-kind interest on its Senior Secured Term Loan based on its achievement of the required financial metrics under the terms of the 2023 Debt Restructuring.
Revolving Loans
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. In December 2022, the Company drew $48.2 million in Revolving Loans. During the second quarter of 2023, the Company repaid approximately $24.8 million in Revolving Loans. During the third quarter of 2023, the Company repaid $20.0 million in Revolving Loans and drew an additional $20.0 million in Revolving Loans. As of September 30, 2023, $23.5 million in Revolving Loans were outstanding and bearing interest at a weighted average rate of 10.5%, consisting of 3-month SOFR plus a credit spread of approximately 5.1%, which includes the incremental 1.0% added under the terms of the 2023 Debt Restructuring. Beginning in October 2023, the Company is no longer incurring the incremental 1.0% interest on its Revolving Loans based on its achievement of the required financial metrics under the terms of the 2023 Debt Restructuring.

Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans were $0.5 million as of September 30, 2023, and $0.6 million as of December 31, 2022.
The 2022 Credit Facility and 2L Notes are guaranteed by certain of the Company’s subsidiaries and are secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly-owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions. Pursuant to the terms of the Intercreditor and Subordination Agreement, the 2L Notes (and the guarantees thereof) will rank junior in right of payment to the obligations under the 2022 Credit Agreement, and the liens on the collateral securing the 2L Notes will rank junior to the liens on such collateral securing the obligations under the 2022 Credit Agreement.
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. In accordance with Amendment No. 2 to the Credit Agreement, the financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2023, $25.0 million of minimum liquidity for the second quarter of 2023, $15.0 million of minimum liquidity through the fourth quarter of 2023 and $10.0 million of minimum liquidity through the fourth quarter of 2024. Additionally, beginning in the first quarter of 2025, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 11.00:1.00. The net leverage ratio covenant decreases each subsequent quarter through the second quarter of 2026 to 7.00:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of September 30, 2023, the Company is in compliance with its minimum liquidity financial covenant.
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
The Company had letters of credit totaling $6.5 million and $1.8 million under the letter of credit sub-facility on the Revolving Loans as of September 30, 2023 and December 31, 2022, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.

Aggregate maturities of the Company's borrowings at September 30, 2023 are as follows (in thousands):

2023 (remainder of year)	$—
2024	—
2025	—
2026	—
2027	23,450
2028	515,175
Total future maturities(1)	538,625
Unamortized original issue discount and debt issuance costs	(15,571)
2L Notes due to related parties, principal amount(1, 2)	(105,675)
Long-term debt, net(1)	$417,379
(1) Excludes any contractual paid-in-kind interest that may be accrued and added to the principal amounts between now and the respective maturity dates.
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
ATI 2021 Equity Incentive Plan
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which it may grant equity interests of ATI Physical Therapy, Inc., in the form of stock options, stock appreciation rights, restricted stock awards and restricted stock units, to members of management, key employees and independent directors of the Company and its subsidiaries. The Compensation Committee is authorized to make grants and to make various other decisions under the 2021 Plan. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 1.2 million. As of September 30, 2023, approximately 0.2 million shares were available for future grant.
2023 grants
During the nine months ended September 30, 2023, the Company granted restricted stock units ("RSUs") to certain employees and independent directors of the Company. For the nine months ended September 30, 2023, approximately 0.7 million RSUs were granted under the 2021 Plan. The weighted-average grant-date fair values related to the RSUs granted were $16.77.
As of September 30, 2023, the unrecognized compensation expense related to outstanding RSUs was $12.7 million, to be recognized over a weighted-average period of 2.2 years.
Total non-cash share-based compensation expense recognized in the three and nine months ended September 30, 2023 was approximately $2.3 million and $6.5 million, respectively.

Note 10. Mezzanine and Stockholders' Equity
ATI Physical Therapy, Inc. Series A Senior Preferred Stock
In connection with the 2022 Debt Refinancing, the Company issued 165,000 shares of non-convertible preferred stock (the "Series A Senior Preferred Stock") plus warrants to purchase 0.1 million shares of the Company's common stock at an exercise price of $150.00 per share (the "Series I Warrants") and warrants to purchase 0.1 million shares of the Company's common stock at an exercise price equal to $0.50 per share (the "Series II Warrants"). The shares of the Series A Senior Preferred Stock have a par value of $0.0001 per share and an initial stated value of $1,000 per share, for an aggregate initial stated value of $165.0 million. The Company is authorized to issue 1.0 million shares of preferred stock per the Certificate of Designation. As of September 30, 2023, there was 0.2 million shares of Series A Senior Preferred Stock issued and outstanding.
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
The following table reflects the components of the initial proceeds related to the Series A Senior Preferred Stock (in thousands):

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
The Series A Senior Preferred Stock carries an initial dividend rate of 12.0% per annum (the "Base Dividend Rate"), payable quarterly in arrears. Dividends will be paid-in-kind and added to the stated value of the Series A Senior Preferred Stock. The Company may elect to pay dividends on the Series A Senior Preferred Stock in cash beginning on the third anniversary of the Refinancing Date and, with respect to any such dividends paid in cash, the dividend rate then in effect will be decreased by 1.0%.
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid-in-kind dividends related to the Series A Senior Preferred Stock were $17.1 million and $12.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the accumulated paid-in-kind dividends related to the Series A Senior Preferred Stock were $35.0 million and the aggregate stated value was $200.0 million.

Changes in the aggregate stated value and stated value per share of the Series A Senior Preferred Stock consisted of the following (in thousands, except per share data):

	September 30, 2023	December 31, 2022
Aggregate stated value, beginning of period	$182,876	$165,000
Paid-in-kind dividends(1)	17,087	17,876
Aggregate stated value, end of period	$199,963	$182,876

Preferred shares issued and outstanding, end of period	165	165

Stated value per share, end of period	$1,211.90	$1,108.34
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

As part of the 2022 Debt Refinancing, the Preferred Equityholders, voting as a separate class, had the right to designate and elect one director to serve on the Company’s board of directors until such time after the Refinancing Date that (i) as of any applicable fiscal quarter end, the Company’s trailing 12-month Consolidated Adjusted EBITDA (as defined in the Certificate of Designation) exceeds $100.0 million, or (ii) the Lead Purchaser ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Refinancing Date. As part of the 2023 Debt Restructuring, (1) the Preferred Equityholders’ preexisting rights as holders of the Company’s Series A Senior Preferred Stock to designate and elect one director to the Company’s board of directors (the “Board”) was revised to provide that (a) the Preferred Equityholders have the right to appoint three additional directors to the Board (resulting in the right of the Preferred Equityholders to appoint a total of four directors to the Board) until such time after the Closing Date that the Lead Purchaser (as defined in certain of the transaction agreements entered into in connection with the original issuance of the Series A Senior Preferred Stock) ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Closing Date, one of whom must be unaffiliated with (and independent of) the Preferred Equityholders and who must meet the definition of “independent” under the listing standards of the New York Stock Exchange ("NYSE"), and by the SEC; and (b) all such designee directors of the Preferred Equityholders will be subject to consideration by the Board (acting in good faith and consistent with their review of other Board candidates) and (2) the provision in the Certificate of Designation of the Company’s Series A Senior Preferred Stock that eliminated the Preferred Equityholders’ director designation rights upon the Company’s achievement of certain amounts of EBITDA was deleted.
Prior to the closing of the 2023 Debt Restructuring, because the Series A Senior Preferred Stock is classified as mezzanine equity and was not considered redeemable or probable of becoming redeemable, the paid-in-kind dividends that were added to the stated value did not impact the carrying value of the Series A Senior Preferred Stock in the Company’s condensed consolidated balance sheets. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Company determined that redemption of the Series A Senior Preferred Stock is no longer solely within the control of the Company. As a result, the Company determined that the Series A Senior Preferred Stock is probable of becoming redeemable based on the accounting guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Following the 2023 Debt Restructuring, since the Series A Senior Preferred Stock is probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount as if redemption were to occur at the end of the reporting period. As of September 30, 2023, the redemption value of the Series A Senior Preferred Stock was $217.1 million, which includes the aggregate stated value at September 30, 2023, inclusive of paid-in-kind dividends, and an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period, based on the terms of the Certificate of Designation.
Changes in the carrying value of the Series A Senior Preferred Stock consisted of the following for the nine months ended September 30, 2023 (in thousands). There were no changes in carrying value in 2022.

September 30, 2023
Carrying value, beginning of period	$140,340
Write off original issue discount	1,447
Write off issuance costs	2,880
Deemed dividend from discount on initial gross proceeds allocation	20,333
Paid-in-kind dividends recognized to carrying value	34,963
Redemption value adjustment	17,109
Carrying value, end of period	$217,072

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
Class A common stock
The Company is authorized to issue 470.0 million shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At September 30, 2023, there were 4.2 million shares of Class A common stock issued and 4.0 million shares outstanding.
As of September 30, 2023, shares of Class A common stock reserved for potential future issuance, on an as-if converted basis, were as follows (in thousands):

September 30, 2023
2L Notes(1)	8,454
Shares available for grant under the 2021 Plan	244
2021 Plan share-based awards outstanding	866
Earnout Shares reserved	300
2022 Warrant shares reserved	230
IPO Warrant shares reserved	197
Vesting Shares reserved(2)	173
Restricted shares(2)	6
Total shares of common stock reserved	10,470
(1) Calculated based on the principal amount of 2L Notes and Conversion Price of $12.50 per share. This figure differs from the contractual Voting Rights Conversion Price of $12.87 as outlined in Note 8 - Borrowings.
(2) Represents shares of Class A common stock legally issued, but not outstanding, as of September 30, 2023.

Treasury stock
During the nine months ended September 30, 2023, the Company net settled 4,950 shares of its Class A common stock related to employee tax withholding obligations associated with the Company's share-based compensation program. These shares are reflected at cost as treasury stock in the condensed consolidated financial statements. As of September 30, 2023, there were 6,490 shares of treasury stock totaling $0.2 million recognized in the condensed consolidated balance sheets.
Note 11. IPO Warrant Liability
The Company has outstanding public warrants to purchase an aggregate of approximately 0.1 million shares of the Company’s Class A common stock at an exercise price of $575.00 per share ("Public Warrants") and outstanding private placement warrants to purchase an aggregate of approximately 0.1 million shares of the Company's Class A common stock at an exercise price of $575.00 per share ("Private Placement Warrants") (collectively, the "IPO Warrants"). As of September 30, 2023, the Public Warrants remain delisted from the NYSE and are traded in the over-the-counter market. There were no IPO Warrants exercised during the nine months ended September 30, 2023.
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
The following table presents the change in the fair value of Private Placement Warrants that is recognized in change in fair value of warrant liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fair value, beginning of period	$29	$445	$29	$1,305
Decrease in fair value	(26)	(238)	(26)	(1,098)
Fair value, end of period	$3	$207	$3	$207
The following table presents the changes in the fair value of the Public Warrants that is recognized in change in fair value of warrant liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fair value, beginning of period	$69	$1,035	$69	$3,036
Decrease in fair value	(62)	(552)	(62)	(2,553)
Fair value, end of period	$7	$483	$7	$483

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
The Earnout Shares are subject to acceleration in the event of a sale or other change in control if the holders of Class A common stock would receive a per share price in excess of the applicable Earnout Shares price target. The Company accounts for the potential Earnout Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in change in fair value of contingent common shares liability in the Company’s condensed consolidated statements of operations. As of September 30, 2023, no Earnout Shares have been issued as none of the corresponding share price thresholds have been met.
The following table presents the changes in the fair value of the Earnout Shares that is recognized in change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fair value, beginning of period	$847	$12,400	$1,800	$28,800
Decrease in fair value	(194)	(4,400)	(1,147)	(20,800)
Fair value, end of period	$653	$8,000	$653	$8,000
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
The Company accounts for the Vesting Shares as a liability in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in change in fair value of contingent common shares liability in the Company’s condensed consolidated statements of operations. As of September 30, 2023, no Vesting Shares are outstanding as none of the corresponding share price thresholds have been met.

The following table presents the changes in the fair value of the Vesting Shares that is recognized in change in fair value of contingent common shares liability in the condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fair value, beginning of period	$487	$7,130	$1,035	$16,560
Decrease in fair value	(112)	(2,530)	(660)	(11,960)
Fair value, end of period	$375	$4,600	$375	$4,600
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
As of September 30, 2023 and December 31, 2022, respectively, the recorded values of cash, cash equivalents and restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these items. Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices. As of September 30, 2023 and December 31, 2022, respectively, the fair value of money market fund investments included in cash and cash equivalents was zero and $30.0 million.
Fair value measurement of debt
The Company's Revolving Loans are Level 2 fair value measures which have a variable interest rate structure that resets on a frequent short-term basis and, as of September 30, 2023, the recorded amounts approximate fair value. Prior to the 2023 Debt Restructuring, the Company's Senior Secured Term Loan was a Level 2 fair value measure. The Company utilized market approach valuation techniques based on interest rates and credit data that are currently available to the Company for issuance of debt with similar terms or maturities.

In connection with the 2023 Debt Restructuring, the Company estimated the fair value of a portion of its Senior Secured Term Loan using a Black-Derman-Toy Lattice Bond Pricing Model, which utilized Level 3 inputs. During the third quarter of 2023, the Company prospectively changed its method to estimate the fair value of its Senior Secured Term Loan to a Discounted Cash Flow Model, noting no material changes to the presentation of fair values relative to the previous method. The Discount Cash Flow Model utilizes observable and unobservable Level 3 inputs, such as SOFR forward rates and an estimated yield. As of September 30, 2023, the carrying amount and estimated fair value of the Senior Secured Term Loan was approximately $393.9 million and $369.5 million, respectively.
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
The Company determines the fair value of the 2L Notes using Level 3 inputs. In connection with the 2023 Debt Restructuring, the fair value of the 2L Notes was estimated using a Goldman Sachs Convertible Bond Valuation Model to consider the impacts of the conversion feature. During the third quarter of 2023, the Company prospectively changed its method to estimate the fair value of its 2L Notes to a Bond Plus Call Model, which also considers the impacts of the conversion feature, noting no material changes to the presentation of fair values relative to the previous method. Changes in the assumptions of the unobservable inputs may materially affect the estimated fair value of the 2L Notes.
The key inputs into the respective valuation models used to estimate the fair value of the 2L Notes were as follows as of September 30, 2023 and the Closing Date, which is when the 2L Notes were issued:

	2L Notes
	September 30, 2023	June 15, 2023
Risk-free interest rate	4.55%	3.90%
Volatility	45.00%	50.00%
Selected yield	21.50%	20.00%
Expected term (years)	5.0	5.3
Share price	$8.86	$10.21
The following table presents the changes in the fair value of the 2L Notes that is recognized in change in fair value of 2L Notes in the condensed consolidated statements of operations for the periods indicated below (in thousands). None of the change in fair value is attributable to instrument-specific credit risk:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Fair value, beginning of period(1)	$96,933	$103,943
Decrease in fair value(1)	(1,485)	(8,495)
Fair value, end of period	$95,448	$95,448
(1) Represents changes in fair value from the Closing Date, which is when the 2L Notes were issued.
Fair value measurement of share-based financial liabilities
Prior to June 30, 2023, the Company determined the fair value of the Public Warrant liability using Level 1 inputs, and determined the fair value of the Private Placement Warrant liability using the price of the Public Warrants as a Level 2 input. Beginning June 30, 2023, the Company determined the fair value of the IPO Warrant liability using Level 3 inputs as its Public Warrants were delisted from the NYSE.

As of September 30, 2023, the Company determined the fair value of the IPO Warrant liability, Earnout Shares liability and Vesting Shares liability using Level 3 inputs. The warrants would be deemed exercisable or redeemable if the Company's common stock price over a specified measurement period was trading at certain thresholds. The contingent common shares contain specific market conditions to determine whether the shares vest based on the Company’s common stock price over a specified measurement period. Given the path-dependent nature of the requirement in which the warrants are exercised or redeemed, and the shares are earned, a Monte-Carlo simulation was used to estimate the fair value of the liabilities. The Company’s common stock price was simulated to each measurement period based on the above methodology. In each iteration, the simulated stock price was compared to the conditions under which the warrants are exercised or redeemed, or the shares vest. In iterations where the stock price corresponded to warrants being exercised or redeemed, or shares vesting, the future value of the warrants or contingent common shares were discounted back to present value. The fair value of the liabilities were estimated based on the average of all iterations of the simulation.
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
The key inputs into the Monte-Carlo option pricing model were as follows as of September 30, 2023 and December 31, 2022 for the respective Level 3 instruments:

	IPO Warrants		Earnout Shares and Vesting Shares
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Risk-free interest rate	4.81%	N/A	4.55%	3.88%
Volatility	93.80%	N/A	74.70%	74.60%
Dividend yield	—%	N/A	—%	—%
Expected term (years)	2.7	N/A	7.7	8.5
Share price	$8.86	N/A	$8.86	$15.50
Refer to Note 11 - IPO Warrant Liability and Note 12 - Contingent Common Shares Liability for further details on the change in fair value of the IPO Warrants and change in fair value of the Earnout Shares and Vesting Shares, respectively.
Fair value measurement of interest rate derivative instruments
The Company is exposed to interest rate variability with regard to its existing variable-rate debt instrument, which exposure primarily relates to movements in various interest rates, such as SOFR. The Company utilizes interest rate cap derivative instruments for purposes of hedging exposures related to such variable-rate cash payments. The Company's interest rate caps have historically been designated as cash flow hedging instruments. As of September 30, 2023, the Company's interest rate cap no longer qualifies as a designated cash flow hedging instrument due to a recent 12-month SOFR election on its Senior Secured Term Loan.

The Company records derivatives on the balance sheet at fair value, which represents the estimated amounts it would receive or pay upon termination of the derivative prior to the scheduled expiration date. The fair value is derived from model-driven information based on observable Level 2 inputs, such as SOFR forward rates. For derivatives designated and that qualify as a cash flow hedge of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. For derivatives that are considered to be ineffective, or are not designated in a hedging relationship, the gain or loss on the derivative is immediately recognized in other expense (income), net.
The following table presents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

Cash Flow Hedges
Balance as of December 31, 2022	$4,899
Unrealized loss recognized in other comprehensive income before reclassifications	(99)
Reclassification to interest expense, net	(3,357)
Balance as of March 31, 2023	1,443
Unrealized gain recognized in other comprehensive income before reclassifications	798
Reclassification to interest expense, net	(1,648)
Balance as of June 30, 2023	593
Unrealized gain recognized in other comprehensive income before reclassifications	102
Reclassification to interest expense, net	(145)
Balance as of September 30, 2023	$550

Balance as of December 31, 2021	$28
Unrealized gain recognized in other comprehensive income before reclassifications	3,681
Reclassification to interest expense, net	71
Balance as of March 31, 2022	3,780
Unrealized gain recognized in other comprehensive income before reclassifications	2,642
Reclassification to interest expense, net	66
Balance as of June 30, 2022	6,488
Unrealized gain recognized in other comprehensive income before reclassifications	1,766
Reclassification to interest expense, net	(1,111)
Balance as of September 30, 2022	$7,143
For the three and nine months ended September 30, 2023, the change in fair value of the Company's non-designated cash flow hedge was immaterial.

The following table presents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as cash flow hedging instruments:
Other current assets	$549	—	—	—
Other non-current assets	$99	—	—	—
Accrued expenses and other liabilities	—	—	—	—
Other non-current liabilities	—	—	—	—
Derivatives designated as cash flow hedging instruments:
Other current assets	—	—	$5,028	—
Other non-current assets	—	—	—	—
Accrued expenses and other liabilities	—	—	—	—
Other non-current liabilities	—	—	—	$73
Note 14. Income Taxes
The effective tax rate and income tax expense for the three months ended September 30, 2023 were (0.9)% and $0.1 million, compared to an effective tax rate and income tax benefit of 5.8% and $7.2 million for the three months ended September 30, 2022. The effective tax rate and income tax expense for the nine months ended September 30, 2023 were (0.5)% and $0.3 million, compared to an effective tax rate and income tax benefit of 10.0% and $43.5 million for the nine months ended September 30, 2022.
The effective tax rate for the three and nine months ended September 30, 2023 was estimated based on the full-year 2023 forecast. The estimated effective tax rate was different than the statutory rate primarily due to the recognition of valuation allowances against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain. The estimated effective tax rate applicable to year-to-date losses as adjusted for discrete items including nontaxable fair value adjustments related to liability-classified share-based instruments, resulted in a tax expense of $0.1 million for the three months ended September 30, 2023, and a tax expense of $0.3 million for the nine months ended September 30, 2023.
The effective tax rate for the three and nine months ended September 30, 2022 was estimated based on the full-year 2022 forecast. The estimated effective tax rate was different than the statutory rate primarily due to attributes in federal and state jurisdictions for which no benefit can be recognized and book impairment of goodwill. There was no tax basis established in a significant component of the goodwill impaired. As a result, the impairment had a substantial permanent impact on the effective tax rate. The estimated effective tax rate applicable to year-to-date losses as adjusted for discrete items including nontaxable fair value adjustments related to liability-classified share-based instruments, resulted in a tax benefit of $7.2 million for the three months ended September 30, 2022, and a tax benefit of $43.5 million for the nine months ended September 30, 2022.

In evaluating the Company's ability to recover deferred income tax assets, all available positive and negative evidence is considered, including scheduled reversal of deferred tax liabilities, operating results and forecasts of future taxable income in each of the jurisdictions in which the Company operates. As of September 30, 2023, the Company determined that a significant portion of its federal and state net operating loss carryforwards with definite and certain indefinite carryforward periods and certain deferred tax assets are not more likely than not to be realized based on the weight of available evidence. As a result, the Company recorded valuation allowances against tax benefits related to its current year losses.
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
Lease costs are included as components of rent, clinic supplies, contract labor and other and selling, general and administrative expenses on the condensed consolidated statements of operations. Lease charges related to ROU asset impairments are included in goodwill, intangible and other asset impairment charges on the condensed consolidated statements of operations. The components of the Company's lease costs incurred were as follows for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Lease cost
Operating lease cost (1)	$16,671	$16,826	$50,034	$50,313
Variable lease cost (2)	5,647	5,198	16,477	15,734
Total lease cost (3)	$22,318	$22,024	$66,511	$66,047
(1) Includes ROU asset impairment charges for the three and nine months ended September 30, 2022, which were immaterial.
(2) Includes short term lease costs, which are immaterial.
(3) Sublease income primarily relates to subleases of certain clinic facilities to third parties, and is immaterial.
During the nine months ended September 30, 2023 and 2022, the Company modified the lease terms for a significant number of its real estate leases, primarily related to lease term extensions and renewals in the normal course of business. Modifications during the nine months ended September 30, 2023 and 2022 contributed an increase to the Company’s operating lease ROU assets and operating lease liabilities of approximately $10.0 million and $11.0 million, respectively.

Other supplemental quantitative disclosures were as follows for the periods indicated below (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48,466	$50,641
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,831	$8,404
Average lease terms and discount rates as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	5.5 years	5.9 years
Weighted-average discount rate:
Operating leases	7.2%	6.9%
Estimated undiscounted future lease payments under non-cancellable operating leases, along with a reconciliation of the undiscounted cash flows to operating lease liabilities, respectively, at September 30, 2023 were as follows (in thousands):

Year	Amount
2023 (remainder of year)	$17,023
2024	66,674
2025	56,647
2026	49,767
2027	38,358
Thereafter	77,239
Total undiscounted future cash flows	305,708
Less: Imputed Interest	(56,273)
Present value of future cash flows	$249,435
Presentation on Balance Sheet:
Current	$52,351
Non-current	$197,084
Note 16. Commitments and Contingencies
The Company has contractual commitments that are not required to be recognized in the condensed consolidated financial statements related to cloud computing and telecommunication services agreements. As of September 30, 2023, minimum amounts due under these agreements are approximately $12.2 million through January of 2026 subject to customary business terms and conditions.

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
During 2022, the Company engaged in discussions with a payor regarding a billing dispute related to certain historical claims. Management believed, based on discussions with its legal counsel, that the Company had meritorious defenses against such unasserted claim. However, based on the progress of settlement discussions to avoid the cost of potential litigation, the Company recorded a charge for a net settlement liability related to the billing dispute of $3.0 million, which is included in selling, general and administrative expenses in its condensed consolidated statements of operations for the nine months ended September 30, 2022. As of December 31, 2022, the liability was fully settled.
Stockholder class action complaints
Federal Securities Litigation. On August 16, 2021, two purported ATI stockholders, Kevin Burbige and Ziyang Nie, filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois against ATI, Labeed Diab, Joe Jordan, and Drew McKnight (collectively, the “ATI Individual Defendants”), and Joshua Pack, Marc Furstein, Leslee Cowen, Aaron Hood, Carmen Policy, Rakefet Russak-Aminoach, and Sunil Gulati (collectively, the “FVAC Defendants”).
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

On February 8, 2022, Lead Plaintiffs filed a consolidated amended complaint against ATI, the ATI Individual Defendants, and the FVAC Defendants, which asserts claims against (i) ATI and the ATI Individual Defendants under Section 10(b) of the Exchange Act; (ii) the ATI Individual Defendants under Section 20(a) of the Exchange Act (in connection with the Section 10(b) claim); (iii) all defendants under Section 14(a) of the Exchange Act; and (iv) the ATI Individual Defendants and the FVAC Defendants under Section 20(a) of the Exchange Act (in connection with the Section 14(a) claim). Lead Plaintiffs purport to assert these claims on behalf of those ATI stockholders who purchased or otherwise acquired their ATI shares between February 22, 2021 and October 19, 2021, inclusive, and/or held FVAC Class A common shares as of May 24, 2021 and were eligible to vote at FVAC’s June 15, 2021 special meeting. The consolidated amended complaint generally alleges that the proxy materials for the FVAC/ATI merger, as well as other ATI disclosures (including the press release announcing ATI’s financial results for the first quarter of 2021), were false and misleading (and, thus, in violation of Sections 10(b) and 14(a) of the Exchange Act) because they failed to disclose that: (i) ATI was experiencing attrition among its physical therapists; (ii) ATI faced increasing competition for clinicians in the labor market; (iii) as a result, ATI faced difficulty retaining therapists and incurred increased labor costs; (iv) also as a result, ATI would open fewer new clinics; and (v) also as a result, the defendants’ positive statements about ATI’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Lead Plaintiffs, on behalf of themselves and the putative class, seek money damages in an unspecified amount and costs and expenses, including attorneys’ and experts’ fees. On April 11, 2022, defendants filed motions to dismiss the consolidated amended complaint, which were fully briefed as of July 25, 2022. On September 6, 2023, the court granted in part and denied in part the motions to dismiss. On October 19, 2023, ATI, the ATI Individual Defendants, and the FVAC Defendants answered the consolidated amended complaint, and the parties are now engaged in discovery. The Company has determined that potential liabilities related to the consolidated amended complaint are not considered probable or reasonably estimable at this time.
Delaware Litigation. On February 7, 2023, another purported ATI stockholder, Wendell Robinson, filed a putative class action complaint in the Court of Chancery of the State of Delaware against Fortress Acquisition Sponsor II, LLC, Andrew A. McKnight, Joshua A. Pack, Marc Furstein, Leslee Cowen, Aaron F. Hood, Carmen A. Policy, Rakefet Russak-Aminoach, Sunil Gulati, Daniel N. Bass, Micah B. Kaplan and Labeed Diab (the "Robinson Action"). The complaint asserts claims against: (i) Fortress Acquisition Sponsor II, LLC, Andrew A. McKnight, Joshua A. Pack, Marc Furstein, Leslee Cowen, Aaron F. Hood, Carmen A. Policy, Rafeket Russak-Aminoach, Sunil Gulati, Daniel N. Bass and Micah B. Kaplan for breach of fiduciary duty; and (ii) Labeed Diab for aiding and abetting breach of fiduciary duty. Plaintiff's allegations generally mirror those asserted in the federal stockholder class action described above, and Plaintiff further alleges that the alleged misrepresentations and omissions in the proxy materials for the FVAC/ATI merger prevented stockholders from making a fully informed decision on whether to approve the merger or have their shares redeemed. Defendants filed motions to dismiss on April 28, 2023, which were fully briefed as of June 23, 2023 and remain pending.
On June 1, 2023, another purported ATI stockholder, Phillip Goldstein, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against Labeed Diab, Joseph Jordan, Cedric Coco, Ray Wahl, John L. Larsen, John Maldonado, Carmine Petrone, Joanne M. Burns, Christopher Krubert, James E. Parisi, Joshua A. Pack, Andrew A. McKnight, Marc Furstein, Aaron F. Hood, Carmen A. Policy, Sunil Gulati, Leslee Cowen, and Rakefet Russak-Aminoach (the "Goldstein Action"). The complaint asserts direct and/or derivative claims against: (i) Labeed Diab, Joseph Jordan, Cedric Coco, Ray Wahl, John Larsen, John Maldonado, Carmine Petrone, Joanne Burns, Christopher Krubert, and James Parisi for tortious interference with redemption rights, aiding and abetting breach of fiduciary duty, and fraud; and (ii) Joshua A. Pack, Andrew A. McKnight, Marc Furstein, Aaron F. Hood, Carmen A. Policy, Sunil Gulati, Leslee Cowen, and Rakefet Russak-Aminoach for breach of fiduciary duty. Plaintiff’s allegations generally mirror those asserted in the Robinson Action referenced above. Defendants have not yet responded to the complaint.

On August 16, 2023, Plaintiffs in the Robinson and Goldstein Actions filed a motion for consolidation of the Robinson and Goldstein Actions and for appointment of lead plaintiff and lead counsel. On August 31, 2023, defendants opposed the motion for consolidation and concurrently moved to stay the Goldstein Action pending a decision on the motions to dismiss in the Robinson Action. The motion for consolidation and the motion to stay were fully briefed as of September 20, 2023. A hearing was held on October 6, 2023, at which the court (i) denied the motion for consolidation (without prejudice to renewing the motion post-decision on the motions to dismiss in the Robinson Action) and (ii) granted the motion to stay the Goldstein Action (pending the same decision). A hearing on defendants’ pending motions to dismiss the Robinson Action is scheduled for December 1, 2023. The Company has determined that potential liabilities related to the Robinson and Goldstein Actions are not considered probable or reasonably estimable at this time.
Stockholder derivative complaint
Federal Derivative Litigation. Between December 1, 2021 and September 22, 2022, five purported ATI stockholders filed four derivative actions, purportedly on behalf of ATI, in the U.S. District Court for the Northern District of Illinois. On November 21, 2022, four of these stockholder plaintiffs, Vinay Kumar, Brendan Reginbald, Ziyang Nie and Julia Chang, filed a consolidated amended complaint against Labeed Diab, Joe Jordan, John Larsen, John Maldonado, Carmine Petrone, Christopher Krubert, Joanne Burns and James Parisi (collectively, the “Legacy ATI Defendants”), Drew McKnight, Joshua Pack, Aaron Hood, Carmen Policy, Marc Furstein, Leslee Cowen, Rafeket Russak-Aminoach, and Sunil Gulati (collectively, the “FVACII Individual Defendants”), and Fortress Acquisition Sponsor II, LLC and Fortress Investment Group LLC (together, the "Fortress Entity Defendants," and together with the FVACII Individual Defendants, the “FVACII Defendants”). The consolidated amended complaint asserts claims on behalf of ATI against: (i) the FVACII Defendants for breach of fiduciary duty; (ii) Fortress Acquisition Sponsor II, LLC and the Legacy ATI Defendants for aiding and abetting breach of fiduciary duty; (iii) Labeed Diab, Joe Jordan, and Drew McKnight for contribution under Section 21D of the Exchange Act; (iv) the FVACII Defendants under Section 14(a) of the Exchange Act; (v) the Legacy ATI Defendants for unjust enrichment; and (vi) all defendants for contribution and indemnification under Delaware law. Plaintiffs' allegations generally mirror those asserted in the stockholder class action described above. On January 20, 2023, defendants filed motions to dismiss the consolidated amended complaint, which remain pending. On March 3, 2023, in lieu of filing a response to defendants' motions to dismiss, Plaintiffs filed a motion for leave to file an amended complaint, which was fully briefed as of April 7, 2023 and remains pending. The Company has determined that potential liabilities related to the action are not considered probable or reasonably estimable at this time.
Insurance coverage complaint
On March 8, 2023, the Company filed a complaint against Federal Insurance Company, U.S. Specialty Insurance Company and other insurers titled ATI Physical Therapy, Inc. v. Federal Insurance Company et. al., Case No. N23C-03-074, in the Superior Court of the State of Delaware related to a coverage dispute and those certain insurers’ denial of coverage for the stockholder class action complaints, the stockholder derivative complaint, and the SEC requests discussed in this section. The complaint asserts claims against Federal Insurance Company for breach of contract and bad faith, and claims for declaratory judgment as to Federal Insurance Company, U.S. Specialty Insurance Company, XL Specialty Insurance Company and the Company’s excess insurance carriers, seeking coverage for the stockholder class action complaints, the stockholder derivative complaint, and the SEC requests. On June 26, 2023, the Company filed an amended complaint asserting the same claims and seeking the same relief. On July 18, 2023, the defendants filed their answers to the amended complaint. On July 14, 2023, Federal Insurance Company issued a supplemental coverage position in which, subject to certain reservations and limitations, Federal Insurance Company accepted coverage for certain insureds with respect to the stockholder class action complaints and the stockholder derivative complaints. The insurance coverage litigation remains pending.

During the third quarter of 2023, the Company began receiving insurance reimbursements for legal costs incurred related to the stockholder class action complaint and stockholder derivative complaint previously disclosed. The Company recognized $4.3 million of legal cost insurance reimbursements which is included as an offset to selling, general and administrative expenses in its condensed consolidated statements of operations for the three and nine months ended September 30, 2023.
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
Note 17. Loss per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the impact of securities that would have a dilutive effect on basic loss per share, if any. For the three and nine months ended September 30, 2023 and 2022, shares of Series A Senior Preferred Stock are treated as participating securities and therefore are included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if the earnings for the year had been distributed. For the three and nine months ended September 30, 2023 and 2022, the income (loss) available to common stockholders is reduced (increased) by the amount of the cumulative dividend and any redemption value adjustments for the Series A Senior Preferred Stock that was issued as part of the 2022 Debt Refinancing. As discussed in Note 8 - Borrowings, the Series B Preferred Stock are non-economic and represent voting rights only and, therefore, are not considered in the calculation of basic or diluted loss per share.

The calculation of both basic and diluted loss per share for the periods indicated below was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Basic and diluted loss per share:
Net loss	$(14,611)	$(116,694)	$(61,570)	$(390,640)
Less: Net income (loss) attributable to non-controlling interests	586	(376)	2,602	(1,026)
Less: Series A Senior Preferred redemption value adjustments(1)	(2,927)	—	41,769	—
Less: Series A Senior Preferred cumulative dividend	6,075	5,274	17,087	12,263
Loss available to common stockholders	$(18,345)	$(121,592)	$(123,028)	$(401,877)

Weighted average shares outstanding(2)	4,154	4,086	4,125	4,054

Basic and diluted loss per share	$(4.42)	$(29.76)	$(29.83)	$(99.13)
(1) For the three and nine months ended September 30, 2023, the Series A Senior Preferred Stock was remeasured to its redemption value. For the nine months ended September 30, 2023, this adjustment included a one-time recognition of a deemed dividend primarily from the original issue discount. For the three and nine months ended September 30, 2023, this adjustment included an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period. Refer to Note 10 - Mezzanine and Stockholders' Equity for additional information.
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
For the periods presented, basic and diluted loss per share were equal. The following number of shares issuable related to outstanding securities could potentially dilute earnings per share in the future (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
2L Notes(1)	8,454	—	8,454	—
Series I Warrants	105	105	105	105
IPO Warrants	197	197	197	197
Restricted shares(2)	6	10	6	10
Stock options	101	128	101	128
RSUs	764	98	764	98
RSAs	2	5	2	5
Total	9,629	543	9,629	543
(1) Potential dilution is reflected on an if-converted basis based on the principal amount of 2L Notes as of the end of the periods presented, and Conversion Price of $12.50 per share.
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
Certain amounts in this Management's Discussion and Analysis may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and nine months ended September 30, 2023 and 2022.
All dollar amounts are presented in thousands, unless indicated otherwise.
Company Overview
We are a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 900 clinics located in 24 states (as well as 18 clinics under management service agreements) as of September 30, 2023. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
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
2023 Debt Restructuring Transaction
On June 15, 2023 (the "Closing Date"), the Company completed a transaction to improve the Company's liquidity (the "2023 Debt Restructuring"). On the Closing Date, certain previously executed agreements became effective, including (i) Amendment No. 2 to the Credit Agreement, (ii) a Second Lien Note Purchase Agreement and (iii) certain other definitive agreements relating to the 2023 Debt Restructuring (such documents referred to collectively as the "Signing Date Definitive Documents"). Refer to Note 8 - Borrowings in the condensed consolidated financial statements for further details.
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
2022 Debt Refinancing and Preferred Stock Financing
On February 24, 2022, the Company entered into various financing arrangements to refinance its existing long-term debt (the "2022 Debt Refinancing"). The Company entered into the 2022 Credit Agreement (as defined in Note 8) which is comprised of a senior secured term loan which matures on February 24, 2028, and a "super priority" senior secured revolver, which matures on February 24, 2027. Refer to Note 8 - Borrowings in the condensed consolidated financial statements for further details.
In connection with the 2022 Debt Refinancing, the Company issued shares of non-convertible preferred stock and warrants to purchase shares of the Company's common stock (the "Preferred Stock Financing"). Refer to Note 10 - Mezzanine and Stockholders' Equity in the condensed consolidated financial statements for further details.

Trends and Factors Affecting the Company’s Future Performance and Comparability of Results
Through the third quarter of 2023, we observed the following trends in our operations:
•Improved patient visit volumes relative to 2022, primarily driven by higher clinician productivity and staffing.
•Improvements in hiring and retention in what has been a tight labor market for available physical therapy and other healthcare providers in the workforce. The tight labor market has contributed to competition in hiring, attrition, clinical staffing level challenges, continued elevated use of contract labor and wage inflation in the physical therapy industry and at ATI.
•Stabilization and improvement in rate per visit relative to the comparative year-to-date period in 2022 primarily driven by improved collections experience, lower denials experience, favorable service mix shifts and favorable payor contracting, partially offset by rate headwinds including unfavorable payor and state mix shifts and Medicare rate cuts that became effective on January 1, 2023.
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

As demand for physical therapy services has increased in the market since its low point during the quarter ended June 30, 2020, the Company has focused on attempting to increase its clinical staffing levels by hiring clinicians, optimizing clinician hours based on available workforce and attempting to reduce levels of clinician attrition that have been elevated relative to historical levels. The elevated levels of attrition were initially caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform, which has increased our expectations for labor costs. While the Company has observed improvement in hiring and attrition levels in certain periods since implementing these actions, the Company continues to monitor hiring and retention risk due to a continued tight labor market for available physical therapy and other healthcare providers in the workforce which may impede our progress toward increasing visit volumes. In an effort to drive more volume and visits per day, in addition to focusing on clinical staffing levels and clinician productivity, we are working to establish relationships with new referral sources and strengthen relationships with our partner providers and existing referral sources across our geographic footprint.
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
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act") was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the receipt of Medicare Accelerated and Advance Payment Program ("MAAPP") funds and deferral of depositing the employer portion of Social Security taxes, interest-free and penalty-free. During the nine months ended September 30, 2022, the Company applied $12.3 million in MAAPP funds against the outstanding liability at that time. During the year ended December 31, 2022, the remaining obligations related to these benefits were applied and repaid.
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

•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. In July 2022, the CMS released its proposed 2023 Medicare Physician Fee Schedule which called for an approximate 4.5% reduction in the calendar year 2023 conversion factor. In December 2022, the Consolidated Appropriations Act (2023) was signed into law. The Consolidated Appropriations Act (2023) provides partial relief related to Medicare cuts including 2.5% relief in 2023 and 1.25% relief in 2024. As a result, the reimbursement rate reduction beginning in January 2023 was approximately 2.0%. In November 2023, the CMS released its final 2024 Medicare Physician Fee Schedule. The final fee schedule calls for an approximate 3.4% reduction in the calendar year 2024 conversion factor which would lead to further reductions in reimbursement rates unless acted upon through a Congressional measure.
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
The chart below reflects recent quarterly trends in VPD:

VPD by Quarter
24,000
23,000
22,000
21,000
20,000
19,000
18,000
17,000
16,000
15,000
Q1-22
Q2-22
Q3-22
Q4-22
Q1-23
Q2-23
Q3-23

Net patient revenue ("NPR") per visit
The Company calculates net patient revenue per visit, its most significant reimbursement metric, by dividing net patient revenue in a period by total patient visits in the same period.

Clinics
To better understand geographical and location-based trends, the Company evaluates metrics based on the 900 clinics (excluding clinics under management service agreements) and 18 managed clinic locations as of September 30, 2023. De novo clinics represent organic new clinics opened during the current period based on sophisticated site selection analytics. Acqui-novo clinics represent new clinics opened during the current period, that were existing clinic operations not previously owned by the Company, in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. Acquired clinics represent new clinics from purchases of physical therapy practices. Same clinic revenue growth rate identifies revenue growth year over year on clinics that have been owned and operating for over one year. This metric is determined by isolating the population of clinics that have been open for at least 12 months and calculating the percentage change in revenue of this population between the current and prior comparable periods.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Number of clinics (end of period)	900	929	900	929
Number of clinics managed (end of period)	18	20	18	20
New clinics during the period	3	11	13	33
Business days	63	64	191	192
Average visits per day	23,435	21,493	23,181	21,653
Average visits per day per clinic	25.9	23.2	25.4	23.4
Total patient visits	1,476,432	1,375,567	4,427,649	4,157,360
Net patient revenue per visit	$109.90	$103.46	$106.14	$103.37
Same clinic revenue growth rate	15.8%	(0.7)%	10.3%	1.2%
The following table provides a rollforward of activity related to the number of clinics during the corresponding periods:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Number of clinics (beginning of period)	911	926	923	910
Add: New clinics opened during the period	3	11	13	33
Less: Clinics closed/sold during the period	14	8	36	14
Number of clinics (end of period)	900	929	900	929

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

Results of Operations
Three months ended September 30, 2023 compared to three months ended September 30, 2022
The following table summarizes the Company’s consolidated results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$162,258	91.4%	$142,313	90.8%	$19,945	14.0%
Other revenue	15,197	8.6%	14,479	9.2%	718	5.0%
Net revenue	177,455	100.0%	156,792	100.0%	20,663	13.2%
Cost of services:
Salaries and related costs	97,089	54.7%	90,309	57.6%	6,780	7.5%
Rent, clinic supplies, contract labor and other	52,699	29.7%	51,417	32.8%	1,282	2.5%
Provision for doubtful accounts	3,346	1.9%	2,797	1.8%	549	19.6%
Total cost of services	153,134	86.3%	144,523	92.2%	8,611	6.0%
Selling, general and administrative expenses	25,085	14.1%	25,263	16.1%	(178)	(0.7)%
Goodwill, intangible and other asset impairment charges	—	—%	106,663	68.0%	(106,663)	n/m
Operating loss	(764)	(0.4)%	(119,657)	(76.3)%	118,893	n/m
Change in fair value of 2L Notes	(1,485)	(0.8)%	—	—%	(1,485)	n/m
Change in fair value of warrant liability	(88)	—%	(790)	(0.5)%	702	(88.9)%
Change in fair value of contingent common shares liability	(306)	(0.2)%	(6,930)	(4.4)%	6,624	(95.6)%
Interest expense, net	15,478	8.7%	11,780	7.5%	3,698	31.4%
Other expense, net	117	0.1%	195	0.1%	(78)	(40.0)%
Loss before taxes	(14,480)	(8.2)%	(123,912)	(79.0)%	109,432	(88.3)%
Income tax expense (benefit)	131	0.1%	(7,218)	(4.6)%	7,349	(101.8)%
Net loss	$(14,611)	(8.2)%	$(116,694)	(74.4)%	$102,083	(87.5)%
Net patient revenue. Net patient revenue for the three months ended September 30, 2023 was $162.3 million compared to $142.3 million for the three months ended September 30, 2022, an increase of approximately $19.9 million or 14.0%.

The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician productivity and higher clinician staffing as well as favorable net patient revenue per visit in the current period, partially offset by one less business day in the current period. Total patient visits increased by approximately 0.1 million visits, or 7.3%, driving an increase in average visits per day of 1,942, or 9.0%. Net patient revenue per visit increased $6.44, or 6.2%, to $109.90 for the three months ended September 30, 2023 compared to $103.46 for the three months ended September 30, 2022. The increase in net patient revenue per visit during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily driven by improved collections experience, lower denials experience, favorable service mix shift and favorable payor contracting, partially offset by unfavorable mix shifts related to states and Medicare rate cuts that became effective on January 1, 2023.
The following chart reflects additional detail with respect to drivers of the change in quarter-to-date net patient revenue (in millions):

$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$142.3
$12.9
$9.3
$(2.2)
$162.3
2022 Q3 Net patient revenue
Volume
NPR per visit
One less business day
2023 Q3 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the three months ended September 30, 2023 was $15.2 million compared to $14.5 million for the three months ended September 30, 2022, an increase of $0.7 million or 5.0%. The increase in other revenue was primarily driven by higher AWS and MSA revenues.
Salaries and related costs. Salaries and related costs for the three months ended September 30, 2023 were $97.1 million compared to $90.3 million for the three months ended September 30, 2022, an increase of $6.8 million or 7.5%. Salaries and related costs as a percentage of net revenue was 54.7% and 57.6% for the three months ended September 30, 2023 and 2022, respectively. The increase of $6.8 million was primarily driven by higher compensation due to higher clinician and support staffing, wage inflation and higher incentive compensation for clinic labor and support staff. The decrease as a percentage of net revenue was primarily driven by lower cost per visit due to higher clinician productivity and higher net patient revenue per visit, partially offset by higher compensation during the three months ended September 30, 2023.

Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the three months ended September 30, 2023 were $52.7 million compared to $51.4 million for the three months ended September 30, 2022, an increase of approximately $1.3 million or 2.5%. Rent, clinic supplies, contract labor and other costs as a percentage of net revenue was 29.7% and 32.8% for the three months ended September 30, 2023 and 2022, respectively. The increase of $1.3 million was primarily driven by higher contract labor costs partially offset by a lower clinic count during the three months ended September 30, 2023, and the decrease as a percentage of net revenue was primarily driven by higher net revenue and a lower clinic count, partially offset by higher contract labor costs for the three months ended September 30, 2023.
Provision for doubtful accounts. Provision for doubtful accounts for the three months ended September 30, 2023 was $3.3 million compared to $2.8 million for the three months ended September 30, 2022, an increase of $0.5 million or 19.6%. Provision for doubtful accounts as a percentage of net revenue remained relatively consistent year over year at 1.9% and 1.8% for the three months ended September 30, 2023 and 2022, respectively. The increase of $0.5 million was primarily driven by higher revenue associated with higher visit volumes during the three months ended September 30, 2023.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2023 were $25.1 million compared to $25.3 million for the three months ended September 30, 2022, a decrease of $0.2 million or 0.7%. Selling, general and administrative expenses as a percentage of net revenue was 14.1% and 16.1% for the three months ended September 30, 2023 and 2022, respectively. The decrease of $0.2 million was primarily driven by legal cost insurance reimbursements during the three months ended September 30, 2023, partially offset by higher non-ordinary legal and regulatory costs and employee incentive awards. The decrease as a percentage of net revenue was primarily due to legal cost insurance reimbursements, partially offset by higher non-ordinary legal and regulatory costs and employee incentive awards, as well as the impact of higher net revenue during the three months ended September 30, 2023.
Goodwill, intangible and other asset impairment charges. Goodwill, intangible and other asset impairment charges for the three months ended September 30, 2022 was $106.7 million. The amount primarily relates to the non-cash write-down of goodwill and the trade name indefinite-lived intangible asset as a result of factors including an increase in discount rates and lower public company comparative multiples during the three months ended September 30, 2022. There were no goodwill, intangible and other asset impairment charges during the three months ended September 30, 2023.
Change in fair value of 2L Notes. Change in fair value of 2L Notes for the three months ended September 30, 2023 was a gain of $1.5 million. The gain relates to the decrease in the estimated fair value of the Company's 2L Notes, primarily driven by decreases in the Company's share price during the three months ended September 30, 2023.
Change in fair value of warrant liability. Change in fair value of warrant liability for the three months ended September 30, 2023 was a gain of $0.1 million compared to a gain of $0.8 million for the three months ended September 30, 2022. The gain in each period relates to the decrease in the estimated fair value of the Company’s IPO Warrants, primarily driven by decreases in the Company's share price during the three months ended September 30, 2023 and by decreases in price of the Company's Public Warrants during the three months ended September 30, 2022, respectively.
Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the three months ended September 30, 2023 was a gain of $0.3 million compared to a gain of $6.9 million for the three months ended September 30, 2022. The gain in each period relates to the decrease in the estimated fair value of the Company’s Earnout Shares and Vesting Shares, primarily driven by decreases in the Company's share price during the three months ended September 30, 2023 and 2022, respectively.

Interest expense, net. Interest expense, net for the three months ended September 30, 2023 was $15.5 million compared to $11.8 million for the three months ended September 30, 2022, an increase of approximately $3.7 million or 31.4%. The increase in interest expense was primarily driven by higher interest rates under the Company’s 2022 Credit Agreement, lower cash flow hedge benefits recognized and interest on outstanding Revolving Loans balances, partially offset by lower outstanding principal balances on the Company's Senior Secured Term Loan during the three months ended September 30, 2023.
Other expense, net. Other expense, net for the three months ended September 30, 2023 was $0.1 million compared to $0.2 million for the three months ended September 30, 2022, a decrease of $0.1 million. The decrease was driven by a gain on the change in fair value of the Company's non-designated derivative instrument during the three months ended September 30, 2023.
Income tax expense (benefit). Income tax expense for the three months ended September 30, 2023 was $0.1 million compared to a benefit of $7.2 million for the three months ended September 30, 2022, a decrease in benefit of approximately $7.3 million. The decrease was primarily driven by the difference in the effective tax rate for the respective periods. The effective tax rate was different between the respective periods primarily due to the recognition of valuation allowances against the federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain during the three months ended September 30, 2023.
Net loss. Net loss for the three months ended September 30, 2023 was $14.6 million compared to $116.7 million for the three months ended September 30, 2022, a decrease in loss of $102.1 million. The comparatively lower loss was primarily driven by margin on higher revenues, a gain on the change in fair value of 2L Notes and the absence of goodwill, intangible and other asset impairment charges, partially offset by lower net gains related to changes in fair value of warrant liability and contingent common shares liability, higher interest expense and lower income tax benefit during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
The following table summarizes the Company’s consolidated results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$469,950	90.9%	$429,744	90.7%	$40,206	9.4%
Other revenue	46,774	9.1%	44,163	9.3%	2,611	5.9%
Net revenue	516,724	100.0%	473,907	100.0%	42,817	9.0%
Cost of services:
Salaries and related costs	283,119	54.8%	267,330	56.4%	15,789	5.9%
Rent, clinic supplies, contract labor and other	156,014	30.2%	153,437	32.4%	2,577	1.7%
Provision for doubtful accounts	9,831	1.9%	11,408	2.4%	(1,577)	(13.8)%
Total cost of services	448,964	86.9%	432,175	91.2%	16,789	3.9%
Selling, general and administrative expenses	92,253	17.9%	87,095	18.4%	5,158	5.9%
Goodwill, intangible and other asset impairment charges	—	—%	390,224	82.3%	(390,224)	n/m
Operating loss	(24,493)	(4.7)%	(435,587)	(91.9)%	411,094	n/m
Change in fair value of 2L Notes	(8,495)	(1.6)%	—	—%	(8,495)	n/m
Change in fair value of warrant liability	(88)	—%	(3,651)	(0.8)%	3,563	(97.6)%
Change in fair value of contingent common shares liability	(1,807)	(0.3)%	(32,760)	(6.9)%	30,953	(94.5)%
Interest expense, net	46,096	8.9%	31,815	6.7%	14,281	44.9%
Other expense, net	1,089	0.2%	3,181	0.7%	(2,092)	(65.8)%
Loss before taxes	(61,288)	(11.9)%	(434,172)	(91.6)%	372,884	(85.9)%
Income tax expense (benefit)	282	0.1%	(43,532)	(9.2)%	43,814	(100.6)%
Net loss	$(61,570)	(11.9)%	$(390,640)	(82.4)%	$329,070	(84.2)%
Net patient revenue. Net patient revenue for the nine months ended September 30, 2023 was $470.0 million compared to $429.7 million for the nine months ended September 30, 2022, an increase of approximately $40.2 million or 9.4%.

The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician productivity and higher clinician staffing as well as favorable net patient revenue per visit in the current period, partially offset by one less business day in the current period. In addition, visit volumes during the nine months ended September 30, 2022 were negatively impacted by an increase in COVID-19 cases due to the outbreak of additional variants in the beginning of 2022. Total patient visits increased by approximately 0.3 million visits, or 6.5%, driving an increase in average visits per day of 1,528, or 7.1%. Net patient revenue per visit increased $2.77, or 2.7%, to $106.14 for the nine months ended September 30, 2023 compared to $103.37 for the nine months ended September 30, 2022. The increase in net patient revenue per visit during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by improved collections experience, lower denials experience, favorable service mix shift and favorable payor contracting, partially offset by unfavorable mix shifts related to payor classes and states and Medicare rate cuts that became effective on January 1, 2023.
The following chart reflects additional detail with respect to drivers of the change in year-to-date net patient revenue (in millions):

$500.0
$475.0
$450.0
$425.0
$400.0
$375.0
$350.0
$325.0
$300.0
$429.7
$27.9
$14.6
$(2.2)
$470.0
Q3 2022 Net patient revenue
Volume
NPR per visit
One less business day
Q3 2023 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the nine months ended September 30, 2023 was $46.8 million compared to $44.2 million for the nine months ended September 30, 2022, an increase of $2.6 million or 5.9%. The increase in other revenue was primarily driven by higher AWS and MSA revenues.
Salaries and related costs. Salaries and related costs for the nine months ended September 30, 2023 were $283.1 million compared to $267.3 million for the nine months ended September 30, 2022, an increase of approximately $15.8 million or 5.9%. Salaries and related costs as a percentage of net revenue was 54.8% and 56.4% for the nine months ended September 30, 2023 and 2022, respectively. The increase of $15.8 million was primarily driven by higher compensation due to higher support staffing, wage inflation and higher incentive compensation for clinic labor and support staff. The decrease as a percentage of net revenue was primarily driven by lower cost per visit due to higher clinician productivity and higher net patient revenue per visit, partially offset by higher compensation during the nine months ended September 30, 2023.

Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the nine months ended September 30, 2023 were $156.0 million compared to $153.4 million for the nine months ended September 30, 2022, an increase of approximately $2.6 million or 1.7%. Rent, clinic supplies, contract labor and other costs as a percentage of net revenue was 30.2% and 32.4% for the nine months ended September 30, 2023 and 2022, respectively. The increase of $2.6 million was primarily driven by higher contract labor costs and higher employee relations costs related to ATI's National Leadership Event held during the nine months ended September 30, 2023, partially offset by a lower clinic count, and the decrease as a percentage of net revenue was primarily driven by higher net revenue and a lower clinic count, partially offset by higher contract labor costs and employee relations costs during the nine months ended September 30, 2023.
Provision for doubtful accounts. Provision for doubtful accounts for the nine months ended September 30, 2023 was $9.8 million compared to $11.4 million for the nine months ended September 30, 2022, a decrease of $1.6 million or 13.8%. Provision for doubtful accounts as a percentage of net revenue was 1.9% and 2.4% for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $1.6 million and decrease as a percentage of net revenue was primarily driven by favorable cash collections, partially offset by higher revenue associated with higher visit volumes during the nine months ended September 30, 2023.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2023 were $92.3 million compared to $87.1 million for the nine months ended September 30, 2022, an increase of $5.2 million or 5.9%. Selling, general and administrative expenses as a percentage of net revenue was 17.9% and 18.4% for the nine months ended September 30, 2023 and 2022, respectively. The increase of $5.2 million was primarily due to higher transaction costs, employee incentive awards and non-ordinary legal and regulatory costs, partially offset by legal cost insurance reimbursements, lower legal settlement and severance costs and lower professional fees during the nine months ended September 30, 2023. The decrease as a percentage of net revenue was primarily driven by higher transaction costs, employee incentive awards and non-ordinary legal and regulatory costs, partially offset by legal cost insurance reimbursements, lower legal settlement and severance costs and lower professional fees as well as the impact of higher net revenue during the nine months ended September 30, 2023.
Goodwill, intangible and other asset impairment charges. Goodwill, intangible and other asset impairment charges for the nine months ended September 30, 2022 was $390.2 million. The amount primarily relates to the non-cash write-down of goodwill and the trade name indefinite-lived intangible asset as a result of factors including increases in discount rates and lower public company comparative multiples during the nine months ended September 30, 2022. There were no goodwill, intangible and other asset impairment charges during the nine months ended September 30, 2023.
Change in fair value of 2L Notes. Change in fair value of 2L Notes for the nine months ended September 30, 2023 was a gain of $8.5 million. The gain relates to the decrease in the estimated fair value of the Company's 2L Notes, primarily driven by decreases in the Company's share price between June 15, 2023, the date that the 2L Notes were issued, and September 30, 2023.
Change in fair value of warrant liability. Change in fair value of warrant liability for the nine months ended September 30, 2023 was a gain of $0.1 million compared to a gain of $3.7 million for the nine months ended September 30, 2022. The gain in each period relates to the decrease in the estimated fair value of the Company's IPO Warrants, primarily driven by decreases in the Company's share price during the nine months ended September 30, 2023 and by decreases in price of the Company's Public Warrants during the nine months ended September 30, 2022.

Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the nine months ended September 30, 2023 was a gain of $1.8 million compared to a gain of $32.8 million for the nine months ended September 30, 2022. The gain in each period relates to the decrease in the estimated fair value of the Company’s Earnout Shares and Vesting Shares, primarily driven by decreases in the Company's share price during the nine months ended September 30, 2023 and 2022, respectively.
Interest expense, net. Interest expense, net for the nine months ended September 30, 2023 was $46.1 million compared to $31.8 million for the nine months ended September 30, 2022, an increase of approximately $14.3 million or 44.9%. The increase in interest expense was primarily driven by higher interest rates under the Company's 2022 Credit Agreement and interest on outstanding Revolving Loans balances, partially offset by higher cash flow hedge benefits recognized during the nine months ended September 30, 2023.
Other expense, net. Other expense, net for the nine months ended September 30, 2023 was $1.1 million compared to $3.2 million for the nine months ended September 30, 2022, a decrease of approximately $2.1 million. The decrease was driven by $2.8 million in loss on debt extinguishment related to the derecognition of the unamortized deferred financing costs and original issuance discount associated with the full repayment of the 2016 First Lien Term Loan during the nine months ended September 30, 2022, partially offset by $0.4 million in loss on debt extinguishment related to the 2023 Debt Restructuring during the nine months ended September 30, 2023.
Income tax expense (benefit). Income tax expense for the nine months ended September 30, 2023 was approximately $0.3 million compared to income tax benefit of $43.5 million for the nine months ended September 30, 2022, a decrease in benefit of approximately $43.8 million. The decrease was primarily driven by the difference in the effective tax rate for the respective periods. The effective tax rate was different between the respective periods primarily due to the recognition of valuation allowances against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain during the nine months ended September 30, 2023.
Net loss. Net loss for the nine months ended September 30, 2023 was $61.6 million compared to $390.6 million for the nine months ended September 30, 2022, a decrease in loss of approximately $329.1 million. The comparatively lower loss was primarily driven by margin on higher revenues, a gain on the change in fair value of 2L Notes and the absence of goodwill, intangible and other asset impairment charges, partially offset by lower net gains related to changes in fair value of warrant liability and contingent common shares liability, higher interest expense and lower income tax benefit during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Non-GAAP Financial Measures
The following table reconciles the supplemental non-GAAP financial measures, as defined under the rules of the U.S. Securities and Exchange Commission ("SEC"), presented herein to the most directly comparable financial measures calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA are defined as net income (loss) from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”) and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, goodwill, intangible and other asset impairment charges, change in fair value of 2L Notes, changes in fair value of warrant liability and contingent common shares liability, legal cost insurance reimbursements, non-ordinary legal and regulatory matters, share-based compensation, transaction and integration costs, change in fair value of non-designated derivative instrument, pre-opening de novo costs, loss on debt extinguishment, loss on legal settlement, business optimization costs, reorganization and severance costs, and gain on sale of Home Health service line (“Adjusted EBITDA”).
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

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(14,611)	$(116,694)	$(61,570)	$(390,640)
Plus (minus):
Net (income) loss attributable to non-controlling interests	(586)	376	(2,602)	1,026
Interest expense, net	15,478	11,780	46,096	31,815
Income tax expense (benefit)	131	(7,218)	282	(43,532)
Depreciation and amortization expense	9,154	9,907	27,929	29,862
EBITDA	$9,566	$(101,849)	$10,135	$(371,469)
Goodwill, intangible and other asset impairment charges(1)	—	106,663	—	390,224
Goodwill, intangible and other asset impairment charges attributable to non-controlling interests(1)	—	(457)	—	(2,051)
Change in fair value of 2L Notes(2)	(1,485)	—	(8,495)	—
Changes in fair value of warrant liability and contingent common shares liability(3)	(394)	(7,720)	(1,895)	(36,411)
Legal cost insurance reimbursements(4)	(4,274)	—	(4,274)	—
Non-ordinary legal and regulatory matters(5)	3,559	772	7,083	5,471
Share-based compensation	2,286	1,920	6,519	5,888
Transaction and integration costs(6)	215	55	14,337	2,196
Change in fair value of non-designated derivative instrument	(67)	—	(67)	—
Pre-opening de novo costs(7)	23	224	342	891
Loss on debt extinguishment(8)	—	—	444	2,809
Loss on legal settlement(9)	—	—	—	3,000
Business optimization costs(10)	—	—	(702)	—
Reorganization and severance costs(11)	—	—	130	—
Gain on sale of Home Health service line, net	—	—	—	(199)
Adjusted EBITDA	$9,429	$(392)	$23,557	$349
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
(4)Represents insurance reimbursements for legal costs incurred related to the previously disclosed ATIP stockholder class action complaints and derivative complaint. Refer to Note 16 of the accompanying condensed consolidated financial statements for further details.

(5)Represents non-ordinary course legal costs related to the previously disclosed ATIP stockholder class action complaints, derivative complaint and SEC matter. Refer to Note 16 of the accompanying condensed consolidated financial statements for further details.
(6)Represents non-capitalizable debt and capital transaction costs.
(7)Represents expenses associated with renovation, equipment and marketing costs relating to the start-up and launch of new locations incurred prior to opening.
(8)Represents charges related to the loss on debt extinguishment recognized as part of the 2023 Debt Restructuring, and the derecognition of the unamortized deferred financing costs and original issuance discount associated with the full repayment of the 2016 First Lien Term Loan in 2022. Refer to Note 8 of the accompanying condensed consolidated financial statements for further details.
(9)Represents charge for net settlement liability related to billing dispute. Refer to Note 16 of the accompanying condensed consolidated financial statements for further details.
(10)Represents realized benefit of labor related CARES Act credit that was not previously considered probable and relates to prior years.
(11)Represents severance costs related to discrete initiatives focused on reorganization and delayering of the Company’s labor model, management structure and support functions.
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
As of September 30, 2023 and December 31, 2022, we had $19.7 million and $83.1 million in cash and cash equivalents, respectively. As of September 30, 2023, we had $20.0 million available capacity under our revolving credit facility.
The Company also has the right to cause to be issued an additional $25.0 million of aggregate principal in the form of second lien paid-in-kind ("PIK") convertible notes (the “2L Notes”) under its delayed draw right ("Delayed Draw Right”), which is governed by the Second Lien Note Purchase Agreement. If drawn, the notes under the Delayed Draw Right will be subject to the same terms as the convertible 2L Notes with associated shares of Series B Preferred Stock (the "Series B Preferred Stock") allowing for voting rights on an as-converted basis prior to conversion. The right to draw will terminate approximately 18 months after the Closing Date. The Company may request two draws in an amount of $12.5 million each, separately or together, subject to, for each draw, (a) projected liquidity at any time during the 6-month period following the date of the relevant draw being below certain thresholds, and (b) the consent of the board of directors.
For the nine months ended September 30, 2023, we had operating cash outflows of $17.8 million driven by items including net losses and payments related to interest expense, operating lease liabilities, and accounts payable. Our ability to generate future operating cash flows depends on many factors, including clinical staffing levels and productivity, costs and capital expenditures, patient volumes, referrals and revenue growth rates.

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
As of September 30, 2023, the Company had $19.7 million in cash and cash equivalents and $20.0 million available capacity under its revolving credit facility. The Company was in compliance with its minimum liquidity covenant under the 2022 Credit Agreement as of September 30, 2023.
The Company also has the right to cause to be issued to Knighthead Capital Management, LLC (“Knighthead”), Marathon Asset Management LP (“Marathon”) and Caspian Capital L.P. ("Caspian") (collectively the "Delayed Draw Purchasers") an additional $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right, which is governed by the Second Lien Note Purchase Agreement. If drawn, the notes under the Delayed Draw Right will be subject to the same terms as the convertible 2L Notes with associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion. The right to draw will terminate approximately 18 months after the Closing Date. The Company may request two draws in an amount of $12.5 million each, separately or together, subject to, for each draw, (a) projected liquidity at any time during the 6-month period following the date of the relevant draw being below certain thresholds, and (b) the consent of the board of directors.
The Company has negative operating cash flows, operating losses and net losses. For the nine months ended September 30, 2023, the Company had cash flows used in operating activities of $17.8 million, operating loss of $24.5 million and net loss of $61.6 million. These results are, in part, due to trends experienced by the Company in recent years including a tight labor market for available physical therapy and other healthcare providers in the workforce, visit volume softness, decreases in rate per visit and increases in interest costs.
As previously disclosed, these conditions and events raise substantial doubt about the Company's ability to continue as a going concern. In response to these conditions, management plans included refinancing the Company's debt under its 2022 Credit Agreement (as defined in Note 8) and improving operating results and cash flows.
On June 15, 2023, the Company completed a debt restructuring transaction under its 2022 Credit Agreement including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) 2L Notes and (B) shares of Series B Preferred Stock (as defined in Note 8), which will provide the holder thereof with voting rights such that the holders thereof will have the right to vote on an as-converted basis, (ii) the exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Agreement held by certain of the holders of its Series A Senior Preferred Stock (the "Preferred Equityholders") for 2L Notes and Series B Preferred Stock and (iii) certain other changes to the terms of the 2022 Credit Agreement, including modifications of the financial covenants thereunder and relief from the requirements related to the delivery of independent audit reports without a going concern explanatory paragraph. Holders of the 2L Notes will also receive additional 2L Notes upon the in-kind payment of interest on any outstanding 2L Notes. The 2L Notes are convertible into shares of Class A common stock at a fixed conversion price.

Additionally, the Company experienced improvements in operations that resulted in reduced levels of operating cash outflows during the nine months ended September 30, 2023 relative to the same period in the prior year. A continued improvement in business results is necessary as there remains a risk that the Company may fail to meet its minimum liquidity covenant or be unable to fund anticipated cash requirements and obligations as they become due in the future.
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
2023 Debt Restructuring Transaction
On June 15, 2023, the Company completed a debt restructuring transaction to improve the Company's liquidity. On the Closing Date, certain previously executed agreements became effective, including (i) Amendment No. 2 to the Credit Agreement, (ii) a Second Lien Note Purchase Agreement and (iii) certain other definitive agreements relating to the 2023 Debt Restructuring.
As part of the 2023 Debt Restructuring, the Company exchanged a principal amount of $100.0 million of the $507.8 million then outstanding Senior Secured Term Loan for an equal amount of 2L Notes, which are convertible into shares of the Company's common stock, stapled with a number of shares of Series B Preferred Stock, which represent voting interests only. The exchange was consummated through the Intercreditor and Subordination Agreement and Second Lien Note Purchase Agreement dated April 17, 2023 (the "Signing Date").
The Company accounted for the exchange as a debt extinguishment and recognized $0.4 million in loss on debt extinguishment during the nine months ended September 30, 2023. The loss on debt extinguishment consisted of various offsetting components, including the derecognition of $4.3 million of unamortized deferred financing costs and original issue discount on the Senior Secured Term Loan and the recognition of $0.7 million of fair value premium at issuance on the 2L Notes, offset by the recognition of $2.8 million in delayed draw right assets related to the commitment provided by certain lenders and the recognition of $1.8 million of incremental original issue discount on the Senior Secured Term Loan. The loss on debt extinguishment associated with the 2023 Debt Restructuring has been reflected in other expense, net in the condensed consolidated statements of operations.

Amendment No. 2 to the Credit Agreement
Pursuant to Amendment No. 2 to the Credit Agreement, the terms of the remaining unexchanged $407.8 million principal amount of the Senior Secured Term Loan as of the Signing Date were revised to: (i) increase the interest rate in the form of paid-in-kind interest by 1.0% per annum until the achievement of certain financial metrics, (ii) reset the prepayment premiums with respect to any repayment of the Senior Secured Term Loan, and (iii) amend certain covenants. At the completion of the 2023 Debt Restructuring, $391.0 million principal of amended Senior Secured Term Loan is outstanding with HPS Investment Partners, LLC (“HPS”), $16.3 million principal is outstanding with Onex Credit Partners, LLC (“Onex”), $0.3 million principal is outstanding with Knighthead, and the remaining $0.2 million principal is outstanding with Marathon. Additionally, the terms of the Company's Revolving Loans were revised to increase the cash interest rate by 1.0% until the achievement of certain financial metrics.
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
Second Lien Note Purchase Agreement and Designation of Series B Preferred Stock
Knighthead, Marathon, and Onex collectively exchanged a principal amount of $100.0 million of Senior Secured Term Loan for $100.0 million of 2L Notes stapled with a number of shares of Series B Preferred Stock. Of the $100.0 million of 2L Notes issued, approximately $50.8 million were issued to Knighthead, $40.4 million were issued to Marathon, and $8.8 million were issued to Onex. The 2L Notes are subordinated in right of payment and lien priority to the 2022 Credit Facility and mature on August 24, 2028, unless earlier converted, accrue interest at an annual rate of 8.0% payable in-kind on a quarterly basis in the form of additional 2L Notes, and are convertible into shares of common stock, at the holder’s option, at a fixed conversion price of $12.50, subject to certain adjustments in the agreement (the "Conversion Price"). Upon conversion of the 2L Notes, the Company shall deliver to the holder a number of shares of common stock equal to (i) the principal amount of such 2L Notes plus any accrued and unpaid interest divided by (ii) the Conversion Price.

The 2L Notes are effectively stapled with one share of the Company’s Series B Preferred Stock for every $1,000 principal amount of the 2L Notes. The Series B Preferred Stock represents voting rights only, with the number of votes being equal to the number of shares of common stock that each share of Series B Preferred Stock would convert into at a conversion price of $12.87 per share (the "Voting Rights Conversion Price"). Additional voting rights accrue to the lenders through the deemed issuance of the annual 8.0% paid-in-kind 2L Notes with stapled shares of Series B Preferred Stock. The Series B Preferred Stock does not have any dividend or redemption rights. Upon conversion of 2L Notes to common stock, the stapled shares of Series B Preferred Stock would be canceled in an amount commensurate with the portion of 2L Notes converted. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes as well as other terms to the 2023 Debt Restructuring, the Company determined that Knighthead, Marathon, and Onex became related parties on the Closing Date.
On the Closing Date, an additional $3.2 million of 2L Notes with stapled Series B Preferred Stock were issued as part of the First Amendment to the Second Lien Note Purchase Agreement. The terms of the issued 2L Notes and Series B Preferred Stock are the same as those that were subject to the exchange.
The following table presents approximate changes in outstanding shares of Series B Preferred Stock since the Closing Date and associated equivalent common stock voting rights at the end of the period (in thousands):

September 30, 2023
Series B Preferred Stock, shares at Closing Date	103
Increase (decrease) in shares during period	3
Series B Preferred Stock, shares at end of period	106

Common stock voting rights, as converted basis(1)	8,211
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
The 2L Notes are accounted for as a liability in the Company's condensed consolidated balance sheets. The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's statements of operations. The interest cost associated with the 2L Notes is accounted for as part of the change in fair value of the 2L Notes. As a result of applying the fair value option, direct costs and fees related to the issuance of the 2L Notes were expensed as incurred. As of September 30, 2023, the principal amount and estimated fair value of the 2L Notes were approximately $105.7 million and $95.4 million, respectively. Refer to Note 13 - Fair Value Measurements for further details on the fair value of the 2L Notes. Additionally, as of September 30, 2023, the effective interest rate on the 2L Notes was 8.0%.

The following table presents changes in the principal amount of the 2L Notes since the Closing Date (in thousands):

September 30, 2023
2L Notes, principal amount at Closing Date	$103,243
Paid-in-kind interest added during period	2,432
2L Notes, principal amount at end of period	$105,675
As of September 30, 2023, of the 2L Notes principal outstanding and due to related parties, approximately $53.6 million, $42.7 million and $9.4 million were outstanding with Knighthead, Marathon, and Onex, respectively.
Delayed Draw Right
The Company also has the right to cause to be issued to Knighthead, Marathon and Caspian an additional $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right, which is governed by the Second Lien Note Purchase Agreement. If drawn, the notes under the Delayed Draw Right will be subject to the same terms as the convertible 2L Notes with associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion. The right to draw will terminate approximately 18 months after the Closing Date. The Company may request two draws in an amount of $12.5 million each, separately or together, subject to, for each draw, (a) projected liquidity at any time during the 6-month period following the date of the relevant draw being below certain thresholds, and (b) the consent of the board of directors.
Upon issuance, the Company accounted for the Delayed Draw Right as an asset at fair value, which represents the Company's option to draw funds subject to certain conditions. For Knighthead's and Marathon's portion of the Delayed Draw Right, the asset was recognized as part of the calculation of loss on debt extinguishment. For Caspian, the Delayed Draw Right was recognized as a capital contribution as there was no previous lender relationship with the Company with respect to the Senior Secured Term Loan. At the Closing Date, the Company recognized approximately $3.5 million in Delayed Draw Right assets, which is included in other current assets on the Company's condensed consolidated balance sheets. Subsequently, the asset will be monitored for impairment. As of September 30, 2023, no impairment indicators were identified.
2022 Credit Agreement
On February 24, 2022 (the "Refinancing Date"), the Company entered into various financing arrangements to refinance its previous long-term debt. As part of the 2022 Debt Refinancing, ATI Holdings Acquisition, Inc. (the "Borrower"), an indirect subsidiary of ATI Physical Therapy, Inc., entered into a credit agreement among the Borrower, Wilco Intermediate Holdings, Inc. ("Holdings"), as loan guarantor, Barclays Bank PLC, as administrative agent and issuing bank, and a syndicate of lenders (the "2022 Credit Agreement"). The 2022 Credit Agreement provides a $550.0 million credit facility (the "2022 Credit Facility") that is comprised of a $500.0 million senior secured term loan (the "Senior Secured Term Loan") which was fully funded at closing and a $50.0 million "super priority" senior secured revolver (the "Revolving Loans") with a $10.0 million letter of credit sublimit.
The 2022 Credit Facility refinanced and replaced the Company's prior credit facility for which Barclays Bank PLC served as administrative agent for a syndicate of lenders. The Company paid $555.0 million to settle its previous term loan (the "2016 First Lien Term Loan"). The Company accounted for the transaction as a debt extinguishment and recognized $2.8 million in loss on debt extinguishment during the nine months ended September 30, 2022 related to the derecognition of the remaining unamortized deferred financing costs and unamortized original issue discount in conjunction with the debt repayment. The loss on debt extinguishment associated with the repayment of the 2016 First Lien Term Loan has been reflected in other expense, net in the condensed consolidated statements of operations.

In connection with the 2022 Debt Refinancing, the Company also entered into a preferred stock purchase agreement, consisting of senior preferred stock with detachable warrants to purchase common stock for an aggregate stated value of $165.0 million. See Note 10 - Mezzanine and Stockholders' Equity for further information regarding the Preferred Stock Financing.
The Company capitalized debt issuance costs totaling $12.5 million related to the 2022 Credit Facility as well as an original issue discount of $10.0 million, which are amortized over the terms of the respective financing arrangements.
Senior Secured Term Loan
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company was able to elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The Company elected to pay a portion of its interest in-kind beginning in the third quarter of 2022 through the completion of the first year under the agreement. As of September 30, 2023, borrowings on the Senior Secured Term Loan bear interest at 13.7%, consisting of 12-month SOFR, subject to a 1.0% floor, plus a credit spread of 7.25% plus an incremental 1.0% paid-in-kind interest added under the terms of the 2023 Debt Restructuring. As of September 30, 2023, the effective interest rate on the Senior Secured Term Loan was 13.9% and the outstanding principal amount was $409.5 million, of which $16.9 million was due to related parties and is primarily attributable to Onex. Beginning in October 2023, the Company is no longer incurring the incremental 1.0% paid-in-kind interest on its Senior Secured Term Loan based on its achievement of the required financial metrics under the terms of the 2023 Debt Restructuring.
Revolving Loans
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. In December 2022, the Company drew $48.2 million in Revolving Loans. During the second quarter of 2023, the Company repaid approximately $24.8 million in Revolving Loans. During the third quarter of 2023, the Company repaid $20.0 million in Revolving Loans and drew an additional $20.0 million in Revolving Loans. As of September 30, 2023, $23.5 million in Revolving Loans were outstanding and bearing interest at a weighted average rate of 10.5%, consisting of 3-month SOFR plus a credit spread of approximately 5.1%, which includes the incremental 1.0% added under the terms of the 2023 Debt Restructuring. Beginning in October 2023, the Company is no longer incurring the incremental 1.0% interest on its Revolving Loans based on its achievement of the required financial metrics under the terms of the 2023 Debt Restructuring.
Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans were $0.5 million as of September 30, 2023, and $0.6 million as of December 31, 2022.

The 2022 Credit Facility and 2L Notes are guaranteed by certain of the Company’s subsidiaries and are secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly-owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions. Pursuant to the terms of the Intercreditor and Subordination Agreement, the 2L Notes (and the guarantees thereof) will rank junior in right of payment to the obligations under the 2022 Credit Agreement, and the liens on the collateral securing the 2L Notes will rank junior to the liens on such collateral securing the obligations under the 2022 Credit Agreement.
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. In accordance with Amendment No. 2 to the Credit Agreement, the financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2023, $25.0 million of minimum liquidity for the second quarter of 2023, $15.0 million of minimum liquidity through the fourth quarter of 2023 and $10.0 million of minimum liquidity through the fourth quarter of 2024. Additionally, beginning in the first quarter of 2025, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 11.00:1.00. The net leverage ratio covenant decreases each subsequent quarter through the second quarter of 2026 to 7.00:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of September 30, 2023, the Company is in compliance with its minimum liquidity financial covenant.
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
The Series A Senior Preferred Stock carries an initial dividend rate of 12.0% per annum (the "Base Dividend Rate"), payable quarterly in arrears. Dividends will be paid-in-kind and added to the stated value of the Series A Senior Preferred Stock. The Company may elect to pay dividends on the Series A Senior Preferred Stock in cash beginning on the third anniversary of the Refinancing Date and, with respect to any such dividends paid in cash, the dividend rate then in effect will be decreased by 1.0%.
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid-in-kind dividends related to the Series A Senior Preferred Stock were $17.1 million and $12.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the accumulated paid-in-kind dividends related to the Series A Senior Preferred Stock were $35.0 million and the aggregate stated value was $200.0 million.
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
As part of the 2022 Debt Refinancing, the Preferred Equityholders, voting as a separate class, had the right to designate and elect one director to serve on the Company’s board of directors until such time after the Refinancing Date that (i) as of any applicable fiscal quarter end, the Company’s trailing 12-month Consolidated Adjusted EBITDA (as defined in the Certificate of Designation) exceeds $100.0 million, or (ii) the Lead Purchaser ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Refinancing Date. As part of the 2023 Debt Restructuring, (1) the Preferred Equityholders’ preexisting rights as holders of the Company’s Series A Senior Preferred Stock to designate and elect one director to the Company’s board of directors (the “Board”) was revised to provide that (a) the Preferred Equityholders have the right to appoint three additional directors to the Board (resulting in the right of the Preferred Equityholders to appoint a total of four directors to the Board) until such time after the Closing Date that the Lead Purchaser (as defined in certain of the transaction agreements entered into in connection with the original issuance of the Series A Senior Preferred Stock) ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Closing Date, one of whom must be unaffiliated with (and independent of) the Preferred Equityholders and who must meet the definition of “independent” under the listing standards of the NYSE, and by the SEC; and (b) all such designee directors of the Preferred Equityholders will be subject to consideration by the Board (acting in good faith and consistent with their review of other Board candidates) and (2) the provision in the Certificate of Designation of the Company’s Series A Senior Preferred Stock that eliminated the Preferred Equityholders’ director designation rights upon the Company’s achievement of certain amounts of EBITDA was deleted.

Prior to the closing of the 2023 Debt Restructuring, because the Series A Senior Preferred Stock is classified as mezzanine equity and was not considered redeemable or probable of becoming redeemable, the paid-in-kind dividends that were added to the stated value did not impact the carrying value of the Series A Senior Preferred Stock in the Company’s condensed consolidated balance sheets. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Company determined that redemption of the Series A Senior Preferred Stock is no longer solely within the control of the Company. As a result, the Company determined that the Series A Senior Preferred Stock is probable of becoming redeemable based on the accounting guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Following the 2023 Debt Restructuring, since the Series A Senior Preferred Stock is probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount as if redemption were to occur at the end of the reporting period. As of September 30, 2023, the redemption value of the Series A Senior Preferred Stock was $217.1 million, which includes the aggregate stated value at September 30, 2023, inclusive of paid-in-kind dividends, and an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period, based on the terms of the Certificate of Designation.
Changes in the carrying value of the Series A Senior Preferred Stock consisted of the following for the nine months ended September 30, 2023 (in thousands). There were no changes in carrying value in 2022.

September 30, 2023
Carrying value, beginning of period	$140,340
Write off original issue discount	1,447
Write off issuance costs	2,880
Deemed dividend from discount on initial gross proceeds allocation	20,333
Paid-in-kind dividends recognized to carrying value	34,963
Redemption value adjustment	17,109
Carrying value, end of period	$217,072
Consolidated Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows:

	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022

Net cash used in operating activities	$(17,775)	$(59,080)
Net cash used in investing activities	(14,636)	(21,862)
Net cash (used in) provided by financing activities	(30,998)	80,895
Net decrease in cash and cash equivalents	(63,409)	(47)
Cash and cash equivalents at beginning of period	83,139	48,616
Cash and cash equivalents at end of period	$19,730	$48,569

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Net cash used in operating activities for the nine months ended September 30, 2023 was $17.8 million compared to $59.1 million for the nine months ended September 30, 2022, a decrease in cash used of $41.3 million. The decrease was primarily the result of margin on higher revenue with approximately $9.8 million lower net losses as adjusted for non-cash items such as goodwill, intangible and other asset impairment charges and changes in fair value of 2L Notes, warrant liability and contingent common shares liability during the nine months ended September 30, 2023, $9.7 million lower cash outflows from accrued expenses and other liabilities during the nine months ended September 30, 2023, $5.0 million lower cash outflows related to prepaid expenses and other current assets during the nine months ended September 30, 2023, $4.1 million of legal cost insurance reimbursements received during the nine months ended September 30, 2023 and $12.3 million of partial application of MAAPP funds during the nine months ended September 30, 2022 not recurring in 2023.
Net cash used in investing activities for the nine months ended September 30, 2023 was $14.6 million compared to $21.9 million for the nine months ended September 30, 2022, a decrease of approximately $7.2 million. The decrease was driven by lower capital expenditures during the nine months ended September 30, 2023 primarily due to fewer clinic openings.
Net cash used in financing activities for the nine months ended September 30, 2023 was $31.0 million compared to $80.9 million of cash provided by financing activities for the nine months ended September 30, 2022, a decrease in cash provided of approximately $111.9 million. The change was primarily driven by payments made on Revolving Loans during the nine months ended September 30, 2023 and net cash inflows related to the 2022 Debt Refinancing and Preferred Stock Financing (refer to Note 8 - Borrowings for further details) during the nine months ended September 30, 2022.
Commitments and Contingencies
The Company may be subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2023, the Company did not record any accrued liabilities related to the outcomes of the legal matters described in Note 16 - Commitments and Contingencies. Refer to Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
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
Off-Balance Sheet Arrangements
As of September 30, 2023 and December 31, 2022, the Company did not have any off-balance sheet arrangements.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2023, the Company is exposed to interest rate variability with regard to its existing variable-rate debt instrument, which exposure primarily relates to movements in various interest rates, such as SOFR. The Company utilizes interest rate cap derivative instruments for purposes of hedging exposures related to such variable-rate cash payments. Additionally, as of September 30, 2023, the Company made a recent 12-month SOFR election on its Senior Secured Term Loan which further mitigates the potential impacts of interest rate variability in the next twelve months. Based on our debt and hedging instruments as of September 30, 2023, a hypothetical increase of interest rates by 100 basis points would increase our next twelve month cash interest expense by approximately $0.4 million and a hypothetical decrease of interest rates by 100 basis points would decrease our next twelve month cash interest expense by approximately $0.4 million. As of September 30, 2023, the fair value of the Company’s derivative instruments consisted of assets of $0.6 million. As of December 31, 2022, the fair value of the Company’s derivative instruments consisted of assets of $5.0 million and liabilities of $0.1 million.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2023 due to the previously reported material weaknesses in internal control over financial reporting described below.
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
Changes in Internal Control over Financial Reporting
Other than the changes related to the material weaknesses above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Pursuant to the terms of the Second Lien Note Purchase Agreement, the Series B Preferred Stock represent voting rights only, with the number of votes being equal to the number of shares of common stock that each share of Series B Preferred Stock is assumed convertible for at a conversion price of $12.87 per share (the "Voting Rights Conversion Price"). As a result, the voting rights associated with the Series B Preferred Stock will dilute the voting interests of our existing stockholders, for as long as such shares of Series B Preferred Stock remain outstanding.

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
If the Series A Senior Preferred Stock were to be redeemed, it may not be economically favorable to the Company and may lead to material adverse consequences for the Company and its other stakeholders.
The Company has the right to redeem the Series A Senior Preferred Stock, in whole or in part, at any time (subject to certain limitations on partial redemptions). Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Company determined that redemption of the Series A Senior Preferred Stock is no longer solely within the control of the Company. If the Series A Senior Preferred Stock were to be redeemed prior to certain dates, the Company would have to pay certain redemption price premiums related to early redemption, which could be greater than the stated value, may not be economically favorable to the Company and may lead to material adverse consequences for the Company or its other stakeholders.

Our share-based compensation incentives may not be effective in attracting, retaining and motivating key personnel and employees.
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which it may grant equity interests of ATI Physical Therapy, Inc., in the form of stock options, stock appreciation rights, restricted stock awards and restricted stock units, to members of management, key employees and independent directors of the Company and its subsidiaries. We believe the granting of non-cash share-based compensation is important to our ability to attract and retain key personnel and employees. Additionally, the employment agreements for members of our senior leadership team include compensation terms in the form of share-based awards at specified amounts. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 1.2 million. As of September 30, 2023, approximately 0.2 million shares were available for future grant. With the current number of shares available for future grant, the Company would need to amend, subject to stockholder approval, the 2021 Plan to increase the share reserve in order to fulfill the upcoming share-based compensation terms of its senior leadership employment agreements and provide share-based awards to other key personnel and employees. There can be no assurance that such stockholder approval would be obtained and, if we are unable to obtain such approval, we may be unable to retain our existing employees and attract additional qualified candidates, which could adversely impact our business and results of operations. If such stockholder approval were to be obtained, and if we were to grant future share-based awards to senior management, key personnel and employees, we would incur additional share-based compensation expense and the ownership of existing stockholders would be further diluted.
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
In order to maintain our listing on the NYSE, we are required to comply with certain rules and listing standards of the NYSE, including those regarding minimum stockholders' equity, minimum share price, minimum market value of publicly held shares and various additional requirements. The NYSE previously notified the Company that, due to the average closing price of the Company's common stock, it was below the trading price criteria of the NYSE. The notice had no immediate impact on the listing of the Company's common stock on the NYSE, subject to the Company's compliance with the NYSE's other continued listing requirements. The Company submitted a plan of compliance to the NYSE addressing how we intended to regain compliance.

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
On June 28, 2023, the NYSE notified the Company that, due to the Company's average market capitalization, it was below the minimum market capitalization criteria of the exchange. The notice had no immediate impact on the listing of the Company's common stock on the NYSE, subject to the Company's compliance with the NYSE's other continued listing requirements. In accordance with applicable NYSE procedures, the Company submitted a plan of compliance (the "Plan") advising the NYSE of the definitive action(s) the Company has taken, or is taking, that would bring it into compliance with the continued listing standards within the 18 months of receipt of the notice. The NYSE reviewed and accepted the Plan as a reasonable demonstration of an ability to conform to the relevant standards in the 18-month period. The Company’s common stock will continue to be listed and traded on the NYSE during the 18-month period, subject to the Company’s compliance with the other continued listing standards of the NYSE and continued periodic review by the NYSE of the Company’s progress with respect to its Plan. There can be no assurance that the Company will be able to meet its goals set forth in the Plan.
If we are unable to satisfy the NYSE rules and listing standards, or are unable to make progress on our Plan, our securities could be subject to delisting.
If the NYSE were to delist our securities from trading, we could face significant consequences, including, but not limited to, the following:
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

Billing disputes with third-party payors may decrease realized revenue and may lead to requests for recoupment of past amounts paid.
From time to time, payors dispute our billing or coding for services provided and we deal with requests for recoupment from third-party payors in the ordinary course of business. Third-party payors may decide to deny payment or recoup payment for services that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. Claims for recoupment also require the time and attention of our management and other key personnel, which can serve as a distraction from operating our business.
If a third-party payor successfully challenges a payment to us for prior services provided was in breach of contract or otherwise contrary to policy or law, they may recoup payment, of which amounts could be significant and would impact our operating results and financial condition. We may also decide to negotiate and settle with a third-party payor in order to resolve an allegation of overpayment. In the past, we have negotiated and settled these types of claims with third-party payors in order to avoid the costs of potential litigation. We may be required to resolve further disputes in the future. We can provide no assurance that we will not receive similar claims for recoupment from other third-party payors in the future. Any of these outcomes, including recoupment or reimbursements, could have a material and adverse effect on our business, operating results, and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the quarter ended September 30, 2023, the Company did not have any sales of equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2023, the Company withheld shares of our common stock in connection with employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans of Programs
July 1 - July 31, 2023	—	$—	—	—
August 1 - August 31, 2023	316	$9.18	—	—
September 1 - September 30, 2023	265	$9.08	—	—
Total	581	$9.13	—	—
(1) Represents shares delivered to or withheld by us in connection with employee minimum tax withholding obligations upon exercise or vesting of stock awards. No shares were purchased in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the third quarter of 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements.

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

Date: November 6, 2023

/s/ JOSEPH JORDAN
Joseph Jordan
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)