Form 10-K
period 2023-12-31
ATI Physical Therapy, Inc.
filed 2024-02-27
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39439

ATI Physical Therapy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1408039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
790 Remington Boulevard
Bolingbrook, IL 60440
(630) 296-2223
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, $0.0001 par value	ATIP	New York Stock Exchange
Redeemable Warrants, exercisable for Class A common stock at an exercise price of $575.00 per share	ATIPW	OTC Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2023, based on the closing sale price reported on the NYSE on June 30, 2023, was approximately $17.0 million.
As of February 19, 2024, there were approximately 4,210,286 shares of the registrant's common stock legally outstanding.

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
•our dependence upon reimbursement by governmental and third-party private payors and that decreases in reimbursement rates, renegotiation or termination of payor contracts, billing disputes with third-party payors or unfavorable changes in payor, state and service mix may adversely affect our financial results;
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

•risks associated with public health crises, epidemics and pandemics, including the COVID-19 pandemic, and their direct and indirect impacts or lingering effects on the business, which could lead to a decline in visit volumes and referrals;
•our inability to compete effectively in a competitive industry, subject to rapid technological change and cost inflation, including competition that could impact the effectiveness of our strategies to improve patient referrals and our ability to identify, recruit, hire and retain skilled physical therapists;
•our inability to maintain high levels of service and patient satisfaction;
•risks associated with the locations of our clinics, including the economies in which we operate, and the potential need to close clinics and incur closure costs;
•our dependence upon the cultivation and maintenance of relationships with customers, suppliers, physicians and other referral sources;
•the severity of climate change or the weather and natural disasters that can occur in the regions of the United States in which we operate, which could cause disruption to our business;
•risks associated with future acquisitions, divestitures and other business initiatives, which may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities;
•failure of third-party vendors, including customer service, technical and information technology ("IT") support providers and other outsourced professional service providers to adequately address customers’ requests and meet Company requirements;
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
•our inability to maintain effective internal control over financial reporting;
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

PART I

Item 1. Business
Overview
ATI Physical Therapy, Inc. and its subsidiaries (herein referred to as "we," "us," "our," "the Company" or "ATI") is a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 896 clinics located in 24 states (as well as 18 clinics under management service agreements) as of December 31, 2023. ATI Physical Therapy, Inc., a Delaware corporation, was organized in 2020 originally under the name Fortress Value Acquisition Corp. II (herein referred to as "FAII" or "FVAC"). We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
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

Recent Developments
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
Our Operating Model
We operate under a single "ATI" brand and own the operations of nearly all of our clinics, which we believe enables us to more consistently align the clinical and patient experience, align incentives across our teams, track and analyze clinical outcome data, and promote efficiency in our operations. The key components of our operating model include:
•Patients. We are highly focused on providing the best possible patient experience. In our clinics, we strive to maintain a consistently positive look, feel and experience. Additionally, we aim to deliver functional outcomes that meet or exceed national physical therapy industry outcomes across all body regions, which enables patients to return to their normal activities. We are proud of our average Net Promoter Score (“NPS”) of 75 and our average Google Review rating of 4.9 stars across our clinics over the trailing four quarters as of December 31, 2023. We believe these metrics are indicative of our patients’ overall satisfaction with our services and the ATI brand.
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
•Payors. We derive revenue from patients with a diverse range of payor sources, including commercial health plans, government programs (i.e., Medicare and Medicaid), workers’ compensation insurance and auto/personal injury insurance. We believe we offer value to payors not only through quality outcomes that may reduce downstream costs, but also through our national footprint, convenient locations and high customer ratings, which help ensure patients are satisfied with their plan offerings and benefits.

Our Platform
Key elements of our platform include:
•Our People. Our business strategy relies on attracting, training, developing and retaining a skilled workforce. In recent years, we experienced elevated levels of attrition relative to historical levels and have taken actions to improve hiring and attrition levels. During 2023, attrition levels improved and were relatively consistent with historical levels. While we observed improvement in hiring and attrition levels since implementing these actions, we continue to monitor hiring and retention risk due to a continued tight labor market for available physical therapy and other healthcare providers in the workforce. We operate on a team-based approach that works to match physical therapists, physical therapy assistants and operational support specialists with patients based on acuity to ensure patients can be seen in a timely fashion and in compliance with healthcare laws and regulations and licensure requirements. Our employees' success is measured primarily by patient outcomes and customer satisfaction. We have invested in clinical and leadership development programs offering our clinical and support staff opportunities to enhance their clinical skills and take on increasing leadership responsibilities. Combined with a competitive compensation model, we strive to be an attractive employer in the physical therapy industry.
•Our Clinical Systems & Data. Our proprietary, internally developed EMR platform supports our clinical workflows and leverages our database of more than three million unique patient cases as well as peer-reviewed best practices guidelines and care protocols to maximize outcomes for our patients. Our EMR is purpose-built for physical therapy and has diagnosis-specific guidelines in place covering the majority of our patient cases. Our clinical systems and data enhance our ability to effectively manage, deliver and track patient outcomes.
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
Industry Factors and Competition
MSK conditions affect individuals of all ages and represent some of the most common causes of health problems in the United States. Physical therapy and related services are low-cost solutions that can address a variety of MSK conditions. We believe that the following factors, among others, affect the market and industry trends for outpatient physical therapy services:
•Outpatient physical therapy services growth. Outpatient physical therapy continues to play a key role in treating MSK conditions for patients. According to the Centers for Medicare & Medicaid Services ("CMS"), MSK conditions impact individuals of all ages and include some of the most common health issues in the United States. As healthcare trends in the United States continue to evolve, with a growing focus on value-based care emphasizing up-front, conservative care to deliver better outcomes, quality healthcare services addressing such conditions in lower cost outpatient settings may continue increasing in prevalence.
•United States population demographics. The population of adults aged 65 and older in the United States is expected to continue to grow and thus expand the Company's market opportunity. According to the U.S. Census Bureau, the population of adults over the age of 65 is expected to grow 30% from 2020 through 2030. As a significant portion of our net patient revenue is derived from governmental third-party payors, including Medicare, our patient base of adults aged 65 and older may increase in the coming years.
•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. In July 2022, the CMS released its proposed 2023 Medicare Physician Fee Schedule ("MPFS") which called for an approximate 4.5% reduction in the calendar year 2023 conversion factor. In December 2022, the Consolidated Appropriations Act (2023) was signed into law. The Consolidated Appropriations Act (2023) provides partial relief related to Medicare cuts including 2.5% relief in 2023 and 1.25% relief in 2024. As a result, the reimbursement rate reduction beginning in January 2023 was approximately 2.0%. In November 2023, the CMS released its final 2024 MPFS. The final fee schedule called for an approximate 3.4% reduction in the calendar year 2024 conversion factor which led to further reductions in reimbursement rates beginning in 2024, unless these reductions are otherwise mitigated through a Congressional measure.
•Workers' compensation funding. Payments received under certain workers' compensation arrangements may be based on predetermined state fee schedules, which may be impacted by changes in state funding.

•Number of people with private health insurance. Physical therapy services are often covered by private health insurance. Individuals covered by private health insurance may be more likely to use physical therapy services because it helps offset the cost of such services. As the number of people with private health insurance coverage rises, demand for physical therapy services tends to also increase.
The outpatient physical therapy market is highly fragmented, rapidly evolving and highly competitive with few financial barriers to enter the industry. Competition within the industry may intensify in the future as existing competitors and new entrants introduce new physical therapy services and platforms and consolidation in the healthcare industry continues. We currently face competition from the following categories of principal competitors:
•National physical therapy providers;
•Regional physical therapy providers;
•Physician-owned physical therapy providers;
•Individual practitioners or local physical therapy operators, which number in the thousands across the nation; and
•Vertically integrated hospital systems and scaled physician practices.
We believe the principal competitive factors in the outpatient physical therapy market include the quality of care, cost of care, treatment outcomes, breadth of location and geographic convenience, breadth of patient insurance coverage accepted by clinics, brand awareness and relations with referral sources and key industry participants. We compete in our existing markets by leveraging our unified brand, advertising to increase patient awareness, utilizing sales efforts to establish new and enhance existing relationships with referral sources, applying our team-based approach to care, leveraging our proprietary EMR and data-driven operating platform and striving for high quality of care expectations. Beginning in 2019, physical therapy providers were included in the CMS Quality Payment Program and were eligible to report quality metrics for the Merit-based Incentive Payment System ("MIPS"). Since the inception of the MIPS program for physical therapy providers, we received an 'exceptional' rating every year based on the data submitted across our platform. As a result, we received quality 'bonuses' with respect to billed CMS payments beginning in 2021 and we expect to receive quality 'bonuses' with respect to 2024 billed CMS payments. We believe the 'exceptional' rating by CMS reflects our commitment to delivering a high quality of care. Additionally, in January 2022 we achieved Credentialing Accreditation status by the National Committee for Quality Assurance. As an accredited organization, we have demonstrated that our credentialing processes are in accordance with the highest quality standards.

Clinic Fleet
We operate 896 clinics located in 24 states (as well as 18 clinics under management service agreements) as of December 31, 2023. We have historically expanded our clinic fleet by opening de novo and acqui-novo clinics and by acquiring physical therapy practices. De novo clinics represent organic new clinics based on sophisticated site selection analytics. Acqui-novo clinics represent new clinics opened that were existing clinic operations not previously owned by the Company in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. We have built proprietary methods to identify future sites in urban and suburban, high-traffic areas. By incorporating various datasets, including CMS and census data, we are able to compile a comprehensive assessment of potential new locations. Through our proprietary site-selection tools, we believe there continues to be significant whitespace opportunity within our existing states, with further opportunity available beyond our existing states. We opened 13 and 36 standalone clinics during the years ended December 31, 2023 and 2022, respectively. Our capital expenditure, acquisition, de novo and acqui-novo spend depends on many factors, including, but not limited to, the targeted number of new clinic openings, patient volumes, clinician labor market, revenue growth rates and level of operating cash flows. As a result of negative operating cash flows, net losses and liquidity constraints, the number of new clinic openings has decreased in recent years relative to historical years and may continue at lower than historical levels. As a result of these and other factors, we also closed or sold 40 and 23 clinics in 2023 and 2022, respectively, and we may continue to right size our clinic fleet through clinic closures and divestitures.
Our Employees and Human Capital Resources
Our business strategy relies on attracting, training, developing, and retaining a skilled workforce. Our clinicians are a driving force for favorable patient outcomes and are key to our success. The Company has focused on attempting to increase its clinical staffing levels by hiring clinicians, optimizing clinician hours based on available workforce and attempting to reduce levels of clinician attrition that were elevated in recent years relative to historical levels. The elevated levels of attrition were initially caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform. During 2023, attrition levels improved and were relatively consistent with historical levels. While we have observed improvements in hiring and attrition levels since implementing these actions, we continue to monitor hiring and retention risk due to a continued tight labor market for available physical therapy and other healthcare providers in the workforce.
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
As of December 31, 2023, we had approximately 6,000 employees. This number is not inclusive of any contractors or temporary staff but does include our on-call clinicians. We do not have any employees who are represented by a labor union or are party to a collective bargaining agreement.

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
Health Information Practices
The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") required the Health and Human Services Department to adopt standards to protect the privacy and security of individually identifiable health-related information. HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. HIPAA also criminalized certain forms of health fraud against all public and private payors. Additionally, HIPAA mandates the adoption of standards regarding the exchange of healthcare information in an effort to ensure the privacy and electronic security of patient information and standards relating to the privacy of health information. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. In February of 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Title XIII of ARRA, the Health Information Technology for Electronic and Clinical Health Act (“HITECH”), provided for substantial Medicare and Medicaid incentives for providers to adopt electronic health records (“EHRs”) and grants for the development of health information exchange (“HIE”). Recognizing that HIE and EHR systems will not be implemented unless the public can be assured that the privacy and security of patient information in such systems is protected, HITECH also significantly expanded the scope of the privacy and security requirements under HIPAA. Most notable are the mandatory breach notification requirements and a heightened enforcement scheme that includes increased penalties, and which now apply to business associates as well as to covered entities. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable in the use and disclosure of individually identifiable health information that can be more stringent than comparable provisions under HIPAA.
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
Other Regulatory Factors
Political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States Congress, state legislatures and the private sector continue to review and assess alternative healthcare delivery and payment systems. Potential alternative approaches could include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and price controls. Legislative debate is expected to continue in the future and market forces are expected to demand only modest increases or reduced costs. For instance, managed care entities are demanding lower reimbursement rates from healthcare providers and, in some cases, are requiring or encouraging providers to accept capitated payments that may not allow providers to cover their full costs or realize traditional levels of profitability. We cannot reasonably predict what impact the adoption of federal or state healthcare reform measures or future private sector reform may have on our business.
Available Information
We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, therefore, file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information are available on the SEC’s website at www.sec.gov.
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
•We depend upon reimbursement by governmental payors through Medicare and Medicaid;
•Growth in Medicaid expenditures is not anticipated;
•Payments we receive from Medicare and Medicaid are subject to potential retroactive reduction;
•We depend upon reimbursement by third-party payors;
•Payments from workers’ compensation payors may be reduced or eliminated;
•Our payor contracts are subject to renegotiation or termination;
•Billing disputes with third-party payors may decrease realized revenue and may lead to requests for recoupment of past amounts paid;
•We are subject to risks associated with public health crises and epidemics / pandemics;
•We may be adversely affected by natural disasters, pandemics and other catastrophic events;
•We are subject to increases in cost inflation and risks related to a potential recession;
•We operate in a competitive industry;
•We may not be able to attract or retain clinical or corporate talent;

•We may be unable to use our net operating loss carryforwards to offset future taxable income;
•Rapid technological change presents us with significant risks and challenges;
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
•Our systems infrastructure may not adequately support our operations;
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
•We may be subject to legal proceedings, which is expensive and could divert management attention;
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
The Company has negative operating cash flows, operating losses and net losses. These results are, in part, due to our current capital structure and trends experienced by the Company in recent years including a tight labor market for available physical therapy and other healthcare providers in the workforce, visit volume softness, decreases in rate per visit and increases in interest costs. If results of operations in the coming twelve months do not improve relative to the previous twelve months, the Company is at risk of insufficient funding to meet its obligations as they become due as well as non-compliance with its minimum liquidity financial covenant under its 2022 Credit Agreement.
In the Company's consolidated financial statements as of and for the periods ended December 31, 2023 and 2022, these conditions and events continue to raise substantial doubt about the Company's ability to continue as a going concern. In response to these conditions, management plans included refinancing the Company's debt under its 2022 Credit Agreement and improving operating results and cash flows.
On June 15, 2023, the Company completed a debt restructuring transaction under its 2022 Credit Agreement including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien paid-in-kind ("PIK") convertible notes (the “2L Notes”) and (B) shares of Series B Preferred Stock (the "Series B Preferred Stock"), which will provide the holder thereof with voting rights such that the holders thereof will have the right to vote on an as-converted basis, (ii) the exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Agreement held by certain of the holders of its Series A Senior Preferred Stock (the "Preferred Equityholders") for 2L Notes and Series B Preferred Stock and (iii) certain other changes to the terms of the 2022 Credit Agreement, including modifications of the financial covenants thereunder and relief from the requirements related to the delivery of independent audit reports without a going concern explanatory paragraph. Holders of the 2L Notes will also receive additional 2L Notes upon the in-kind payment of interest on any outstanding 2L Notes. The 2L Notes are convertible into shares of Class A common stock at a fixed conversion price.
Additionally, the Company experienced improvements in operations that resulted in reduced levels of operating cash outflows during the year ended December 31, 2023 relative to the same period in the prior year. A continued improvement in business results is necessary as there remains a risk that the Company may fail to meet its minimum liquidity covenant or be unable to fund anticipated cash requirements and obligations as they become due in the future.
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
Borrowings under the 2022 Credit Agreement are subject to variable rates of interest and subject us to interest rate risk. During 2023 and 2022, a rising interest rate environment was observed and interest rates may continue to rise again in the future. Such increases in interest rates would increase interest payment obligations under the 2022 Credit Agreement and could have a negative effect on our cash flow and/or financial condition.
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
Our 2022 Credit Agreement contains restrictive and financial covenants, and the Certificate of Designation for our Series A Senior Preferred Stock contains provisions that impose significant operating and financial restrictions that may limit our ability to take actions that may be in our long-term best interest. Our 2022 Credit Agreement contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants including, but not limited to, requirements related to the delivery of independent audit reports without certain going concern qualifications, limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. The Second Lien Note Purchase Agreement includes affirmative and negative covenants (other than financial covenants) that are substantially consistent with the 2022 Credit Agreement, as well as customary events of default. Based on the terms of the 2023 Debt Restructuring, the Company is temporarily relieved from the requirements related to the delivery of independent audit reports without a going concern explanatory paragraph. The financial covenants also require us to maintain minimum liquidity or a secured net leverage ratio as of each fiscal quarter end, which we may be unable to meet.
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
Failure to comply with our 2022 Credit Agreement, Second Lien Note Purchase Agreement or the Certificate of Designation for our Series A Senior Preferred Stock could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operation. If we are unable to cure covenant defaults within any applicable grace periods or obtain waivers or acceptable refinancing, such defaults could result in the acceleration of some or all of our indebtedness, which could lead to bankruptcy, reorganization or insolvency.

Risks Relating to our Business and Industry
We depend upon governmental payors through Medicare and Medicaid reimbursement and decreases in Medicare reimbursement rates may adversely affect our financial results.
A significant portion of our net patient revenue is derived from governmental third-party payors. In 2023, approximately 23.2% of our net patient revenue was derived from Medicare and Medicaid. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Additional reforms or other changes to these payment systems may be proposed or adopted, either by the U.S. Congress (“Congress”) or by the CMS, including bundled payments, outcomes-based payment methodologies and a shift away from traditional fee-for-service reimbursement. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. The Medicare program reimburses outpatient rehabilitation providers based on the MPFS. In recent years, the physical therapy industry has observed reductions of Medicare reimbursement rates. Beginning in January 2022, the physical therapy industry observed a reduction of Medicare reimbursement rates of approximately 0.75%, as well as a 15% decrease in payments for services performed by physical therapy assistants. Additionally, sequestration reductions resumed at 1% after March 31, 2022, and by an additional 1% after June 30, 2022, which resulted in an overall reduction of 2% in reimbursement rates related to sequestration after June 30, 2022. In July 2022, the CMS released its proposed 2023 MPFS which called for an approximate 4.5% reduction in the calendar year 2023 conversion factor. In December 2022, the Consolidated Appropriations Act (2023) was signed into law. The Consolidated Appropriations Act (2023) provides partial relief related to Medicare cuts including 2.5% relief in 2023 and 1.25% relief in 2024. As a result, the reimbursement rate reduction beginning in January 2023 was approximately 2.0%. In November 2023, the CMS released its final 2024 MPFS. The final fee schedule called for an approximate 3.4% reduction in the calendar year 2024 conversion factor which led to further reductions in reimbursement rates beginning in 2024, unless these reductions are otherwise mitigated through a Congressional measure.
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
A significant portion of our revenue is derived from third-party payors. In 2023, approximately 58.6% of our net patient revenue was derived from commercial payors. These private third-party payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit reimbursement for healthcare services in the future. In addition, Company claims are closely scrutinized, and failure to submit accurate and complete clinical documentation, including specific documentation by the service provider, could result in adverse actions taken by the payor. Further, if insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.
If payments from workers’ compensation payors are reduced or eliminated, our revenue and profitability could be adversely affected.
In 2023, approximately 11.7% of our net patient revenue was derived from workers’ compensation payors. State workers’ compensation laws and regulations vary and changes to state laws could result in decreased reimbursement by third-party payors for physical therapy services, which could have an adverse impact on our revenue. Further, payments received under certain workers’ compensation arrangements may be based on pre-determined state fee schedules, which may be impacted by changes in state funding. Any modification to such schedules that reduces our ability to receive payments from workers’ compensation payors could be significant and could have a material adverse effect on our results of operations and financial condition. We may continue to experience unfavorable changes in rates and payor and service mix shifts toward lower reimbursing payor classes as opposed to higher reimbursing classes such as workers' compensation and auto personal injury. These changes may reflect longer term trends in our markets. Adverse changes in payor mix and/or payor rates are likely to adversely affect our results of operations in future periods, which effects may be material.

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
We are subject to risks associated with public health crises and epidemics / pandemics, such as COVID-19.
Our operations expose us to risks associated with public health crises and epidemics / pandemics, such as the COVID-19 pandemic that spread globally beginning in early 2020.
The COVID-19 pandemic had a material and adverse impact on our operations, including restrictions on the operation of physical locations, cancellations of physical therapy patient appointments, clinical staff unavailable to work due to sickness or exposure and a decline in the scheduling of new or additional patient appointments. Due to these impacts and measures, we experienced significant and unpredictable reductions and cancellations of patient visits.
The spread of COVID-19, and the related global, national and regional policy response also led to disruption and volatility in the global capital markets, which increased economic uncertainty and the cost of, and adversely impacts access to, capital. The COVID-19 pandemic caused economic impacts with potentially extended duration, and could directly or indirectly cause a global recession, continued elevated wage inflation, inflation in the cost of goods, services and other operating inputs, changes in the market interest rate environment and other economic impacts.

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
Any future public health crisis, pandemic, or epidemic could cause any of the impacts described above to recur or could cause other unpredictable events, including events that could impact our ability to access funds from financial institutions and capital markets on terms favorable to us, or at all. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on our business, financial condition, results of operations and cash flows, could cause significant volatility in the trading prices of our securities, and may also heighten the other risks described in this Item 1A. Risk Factors.
We are subject to increases in the cost inflation necessary for the provision of our services and we may not be able to fully offset this cost inflation on a timely basis or at all.
Many of the components of our cost of services are subject to price increases that are attributable to factors beyond our control, including but not limited to, costs of clinician services and other professional services, contract labor, janitorial services, support staff services and clinic supplies. In the latter part of 2021 and continuing in 2022 and 2023, input costs have increased materially and at a historically high rate. The pressures of input cost inflation may continue. To the extent we are unable to offset present and future input cost increases, our operating results could be materially and adversely affected.
We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations may be harmed.
Current or potential patients may seek competitive services in lieu of our services. We face competition from a range of entities, some of which have superior resources or other competitive advantages. If we are unable to compete successfully in the physical therapy industry, our business, financial condition and results of operations could be materially adversely affected.
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
We also compete for physical therapists and, in recent years, we experienced elevated levels of attrition relative to historical levels, which has had and may continue to have adverse effects on our business, financial condition, results of operations, as well as our ability to open new clinics. We have taken and are continuing to take actions to increase hiring, reduce attrition and optimize clinician hours based on available workforce, but the impact of hiring and attrition has impacted overall profitability through wage inflation, greater benefits, and increases in other employee costs, as well as required a higher use of contract labor in difficult to staff markets. These labor market dynamics and level of competition are likely to continue. The ultimate impact on our business and industry remains difficult to predict, but may have a material adverse impact on our results of operations, cash flows and financial condition.
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
Rapid technological change presents us with significant risks and challenges.
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
The competitive, economic or reimbursement conditions in the markets in which we operate, in addition to labor market conditions and liquidity considerations, may require us to reorganize or close certain clinics. Any clinic closures, reorganization or related business disruptions may have a material and adverse effect on our results of operations. In each of fiscal years 2023 and 2022, we closed or sold 40 and 23 clinics, respectively. In the event a clinic is reorganized or closed, we may incur losses and closure costs, including, but not limited to, lease obligations, severance and write-down or write-off of goodwill, intangible assets or other assets.
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
The impacts of weather, natural disasters, climate change and other catastrophic events may adversely affect our revenues and results of operations.
We operate our business in regions that normally experience snow and ice during the winter months, and that are subject to severe weather and natural disasters, including hurricanes, floods, fires, earthquakes and other catastrophic events. A significant number of our clinics are located in states that are subject to periodic winter storms, hurricanes and other severe storm systems which have negatively impacted clinic operations in the past. Any natural disaster or impacts from climate change could adversely affect our ability to conduct business and provide services to our customers, and the insurance we maintain may not be adequate to cover losses resulting from any business interruption resulting from a natural disaster or other catastrophic event.
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
We believe our future success will depend in large part on establishing an efficient and productive IT systems infrastructure that is able to provide operational intelligence and support our platform. Our systems infrastructure is designed to address interoperability challenges across the healthcare continuum and any failure of our systems infrastructure to identify efficiencies or productivity may impact the execution of our strategies and have a significant impact on our business and operating results. Our inability to continue improving our clinical systems and data infrastructure could impact our ability to perform and continue improving outcomes for patients.
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
Our operations are subject to extensive federal, state and local government laws and regulations, which may impact:
•facility and professional licensure/permits;
•conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral;

•addition of facilities and services; and
•coding, billing and payment for services.
In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, and physical therapy providers, in particular, have been subject to increased enforcement. We believe we are in substantial compliance with all laws, but differing interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our methods of operations, facilities, equipment, personnel, services and capital expenditure programs and increase our operating expenses. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. For a more complete description of certain of these laws and regulations, refer to "Governmental Regulations and Supervision" within Part I, Item 1. Business.
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
HIPAA required the Health and Human Services Department to adopt standards to protect the privacy and security of individually identifiable health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. HITECH, which was signed into law in 2009, enhanced the privacy, security and enforcement provisions of HIPAA by, among other things establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general and increasing penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties.

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
Worker health and safety (Occupational Safety and Health Administration and similar state and local agencies); family medical leave (the Family Medical Leave Act), wage and hour laws and regulations, equal employment opportunity and non-discrimination requirements, among other laws and regulations relating to employment, apply to us. Failure to comply with such laws and regulations could result in the imposition of consent orders or civil and criminal penalties, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition. The regulatory framework for privacy issues is rapidly evolving and future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.
We have been and may continue to be involved in legal proceedings; damage to our reputation or our failure to adequately insure against losses, including from substantial claims and litigation, could have an adverse impact on our operations, financial condition or prospects.
From time to time, we are party to legal proceedings, governmental audits and investigations that arise in the ordinary course of our business. There is an inherent risk of liability in the provision of healthcare services. We are also subject to actual and potential claims, lawsuits and investigations outside of the ordinary course of business. Refer to Note 17 - Commitments and Contingencies of our consolidated financial statements included in Part II, Item 8 of this Form 10-K for examples of claims to which we are subject.
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
Our ability to retain and attract clinical talent is critical to our ability to provide high quality care to patients and successfully cultivate and maintain strong relationships in the communities we serve. If we cannot recruit and retain our base of experienced and clinically skilled therapists and other clinical providers, management and support personnel, our business may decrease and our revenues may decline and/or operating margins may decrease as a result of increased hiring, training and retention costs or higher use of contract labor in difficult to staff markets. We compete with other healthcare providers in recruiting and retaining qualified management, physical therapists and other clinical staff and support personnel responsible for the daily operations of our business, financial condition and results of operations and have observed a competitive labor market that is currently subject to inflationary and other pressure on wages. While we attempt to manage overall labor costs in the most efficient way, our efforts to manage them may have limited effectiveness and may lead to increased turnover, reduced profitability and other challenges.

Our ability to attract and retain talented executives and corporate employees.
We are dependent on our ability to retain and attract corporate talent. During 2022 and 2021, we experienced significant turnover in our senior management team and across our corporate organization. Our business may be adversely affected by the transitions in our senior management team, and turnover at the senior management level may create instability within the Company, which could disrupt and impede our day-to-day operations, internal controls and our ability to fully implement our business plan and initiatives. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could be negatively impacted as a result. We compete for corporate talent within the healthcare industry and more broadly. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified corporate personnel in the future. The inability to attract and retain the necessary personnel could cause increased employee turnover and harm to our business, results of operations, cash flow and financial condition.
Our share-based compensation incentives may not be effective in attracting, retaining and motivating key personnel and employees.
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which it may grant equity interests of the Company, in the form of stock options, stock appreciation rights, restricted stock awards and restricted stock units, to members of management, key employees and independent directors of the Company and its subsidiaries. We believe the granting of non-cash share-based compensation is important to our ability to attract and retain key personnel and employees. Additionally, the employment agreements for members of our senior leadership team include compensation terms in the form of share-based awards at specified amounts. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 1.2 million. As of December 31, 2023, approximately 0.2 million shares were available for future grant. With the current number of shares available for future grant, the Company would need to amend, subject to stockholder approval, the 2021 Plan to increase the share reserve in order to fulfill the upcoming share-based compensation terms of its senior leadership employment agreements and provide share-based awards to other key personnel and employees. There can be no assurance that such stockholder approval would be obtained and, if we are unable to obtain such approval, we may be unable to retain our existing employees and attract additional qualified candidates, which could adversely impact our business and results of operations. If such stockholder approval were to be obtained, and if we were to grant future share-based awards to senior management, key personnel and employees, we would incur additional share-based compensation expense and the ownership of existing stockholders would be further diluted.
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
While we have not experienced any known, material attacks on our IT systems that have compromised patient data, our IT systems and those of our vendors that process, maintain and transmit such data are subject to computer viruses, cyber-attacks, including ransomware attacks, or breaches. We maintain our IT systems with safeguard protection against cyber-attacks including active intrusion protection, firewalls and virus detection software. We adhere to (and require our third-party vendors to adhere to) policies and procedures designed to ensure compliance with HIPAA and HITECH regulations. We have developed and tested a response plan in the event of a successful attack and maintain commercial insurance related to a cyber-attack. However, these safeguards do not ensure that a significant cyber-attack could not occur. A successful attack on our or our third-party vendors’ IT systems could have significant consequences to the business, including liability for compromised patient information, business interruption, significant civil and criminal penalties, lawsuits, reputational harm and increased costs to us, any of which could have a material adverse effect on our financial condition and results of operations.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments used in preparing financial statements include those related to the determination of the revenue transaction price for current transactions and estimation of expected collections on our accounts receivable, assumptions and estimates related to realizability of deferred tax assets, assumptions and estimates related to the valuation of goodwill and intangible assets, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.
The 2L Notes are accounted for as liabilities at fair value and the changes in value could have a material effect on our financial results.
The 2L Notes are accounted for as a liability in the Company's consolidated balance sheets. The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with Accounting Standards Codification ("ASC") Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's consolidated statements of operations.
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
The Company accounts for its outstanding Public Warrants and Private Placement Warrants assumed as part of the Business Combination transaction on June 16, 2021 between Wilco Holdco, Inc. and FAII (the "Business Combination") in accordance with the guidance contained in ASC Topic 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity. As such, the IPO Warrants are accounted for as derivative liabilities and are subject to re-measurement at each balance sheet date. Changes in fair value are reported in earnings as a non-cash gain or loss in the Company’s consolidated statements of operations.
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
We account for the potential Earnout Shares and the Vesting Shares as liabilities in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, which provide for the remeasurement of the fair value of such shares at each balance sheet date and changes in fair value are recognized in our consolidated statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may materially fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect to recognize non-cash gains or losses each reporting period and the amount of such gains or losses could be material and variable.
Impairments of our goodwill or other intangible assets may be material and have a material adverse effect on our business, financial condition, and results of operations.
As of December 31, 2023, we had $289.7 million of goodwill and $245.9 million of trade name and other intangible assets recorded on our consolidated balance sheet. We test such assets for impairment at least annually on the first day of the fourth quarter of each year or on an interim basis whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment may result from, among other things, increased attrition, adverse market conditions, adverse changes in applicable laws or regulations, including changes that affect the services we offer, lower visit volumes, lower revenue reimbursement rates, compressed operating margins and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets.
In recent periods, we recognized impairments of our goodwill and other intangible assets, which represent a significant portion of our total assets. As the carrying amounts of goodwill and the Company's trade name indefinite-lived intangible asset were impaired as of December 31, 2022 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates. Further impairments of all or part of our goodwill or other identifiable assets may have a material adverse effect on our business, financial condition or results of operations. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 - Goodwill, Trade Name and Other Intangible Assets to our consolidated financial statements included in Part II, Item 8, of this Form 10-K for further discussion of our goodwill and intangible assets.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred significant cumulative net taxable losses in the past. Our deferred tax assets as of December 31, 2023 include federal net operating losses, or NOLs, of $77.8 million and state NOLs of $39.1 million. Our unused NOLs generally carry forward to offset future taxable income, if any, until such unused losses expire, if subject to expiration. The earliest net operating loss will expire by statute in 2024 for state net operating losses, and in 2036 for federal net operating losses. We may be unable to use these NOLs to offset income before such unused NOLs expire.
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
On June 15, 2023, we experienced an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. The net operating losses and interest expense carryovers in existence as of the date of the ownership change remain available to offset future taxable income during the carryforward periods based on limitations under Section 382. We may experience an additional “ownership change” as a result of future changes in our stock ownership (including the impact of issuance or conversion of new shares, or other transactions or events impacting our stock ownership), some of which changes may not be within our control. If we are unable to use NOL carryforwards before they expire or they become subject to limitation, it could have a material adverse effect on our business, financial condition and results of operations.
If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, this may result in material misstatements of our consolidated financial statements or failure to meet our periodic reporting obligations.
We are required to produce consolidated financial statements in accordance with the requirements of U.S. GAAP. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. As a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, our independent registered public accounting firm will not be required to issue an annual report that addresses the effectiveness of the Company's internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer a non-accelerated filer.

We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with applicable law, or our independent registered public accounting firm may not be able to issue an unqualified attestation report if we conclude that our internal control over financial reporting is not effective. We have found material weaknesses in our internal control over financial reporting in the past and cannot assure that in the future we will not find additional material weaknesses. If we fail to maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide us with an unqualified attestation report on our internal control, we could be required to take costly and time-consuming corrective measures, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in us and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.
Risks Relating to Ownership of Our Common Stock
Our stock price and trading volume may be volatile, which could result in rapid and substantial losses for our stockholders, who may lose all or part of their investment.
The trading price of our common stock is volatile. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Relating to Our Business and Industry” and the following:
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
•changes in general economic, political or market conditions or trends in our industry or markets;
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

We are a smaller reporting company and a non-accelerated filer, and the reduced disclosure requirements available to us may make our common stock less attractive to investors.
Under the SEC rules, smaller reporting companies (“SRCs”) may choose to comply with scaled financial and non-financial disclosure requirements in their annual and quarterly reports and registration statements relative to non-SRCs. In addition, companies that are not “accelerated filers” can take advantage of additional regulatory relief. Whether a company is an accelerated filer or a SRC is determined on an annual basis. As long as we qualify as a non-accelerated filer and/or a SRC, we will be permitted to and we intend to rely on some or all of the accommodations available to such companies. These accommodations include, but are not limited to:
•Not being required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting required by Section 404(b) of the Sarbanes-Oxley Act;
•Reduced financial disclosure obligations, including that SRCs need only provide two years of financial statements rather than three years;
•Reduced non-financial disclosure obligations, including regarding the description of their business, management’s discussion and analysis of financial condition and results of operations, market risk, executive compensation, transactions with related persons, and corporate governance; and
•Later deadlines for the filing of annual and quarterly reports compared to accelerated filers.
We will continue to qualify as a SRC and non-accelerated filer for so long as (a) our public float is less than $75 million as of the last day of our most recently completed second fiscal quarter or (b) our public float is $75 million or more but less than $700 million and we reported annual revenues of less than $100 million for our most recently completed fiscal year.
We may choose to take advantage of some, but not all, of the available accommodations. We cannot predict whether investors will find our common stock less attractive if we rely on these accommodations or if these accommodations will make it more challenging for investors to analyze our results of operations and financial prospects. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
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

The common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144. As of December 31, 2023, the aggregate number of shares of common stock reserved for future issuance under our equity incentive plans is 0.2 million. The compensation committee of our Board may determine the exact number of shares to be reserved for future issuance under our equity incentive plans, subject to shareholder approval. We have filed a registration statement on Form S-8 under the Securities Act to register shares of common stock issuable pursuant to our equity incentive plans and, accordingly, such shares are available for sale in the open market.
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
If we are unable to maintain compliance with NYSE listing standards, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them.
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

In connection with regaining compliance, on June 14, 2023, the Company effected the Reverse Stock Split. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders held on June 13, 2023, and the final reverse split ratio was subsequently approved by the Company’s board of directors on June 14, 2023. The Company's common stock commenced trading on a reverse split-adjusted basis on June 15, 2023. On August 1, 2023, we were notified by the NYSE that the calculation of the Company's average stock price for the 30 trading days ended July 31, 2023, indicated that the Company's average stock price was above the NYSE's minimum requirement of $1. The Company is no longer considered below the minimum share price continued listing criterion. The Reverse Stock Split may adversely affect the liquidity of the shares of our common stock given the reduced number of shares outstanding following the reverse split, especially if the reverse split-adjusted market price of our common stock does not generate greater investor interest. Furthermore, there can be no assurance that such reverse split will continue to be sufficient to satisfy the minimum share price requirement.
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
Certain provisions of our Third Amended and Restated Certificate of Incorporation, as amended, and our Amended and Restated Bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction deemed undesirable by our Board that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

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
Our Amended and Restated Bylaws provide that, subject to limited exceptions, any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to us or our stockholders, (iii) action asserting a claim arising pursuant to any provision of the DGCL, our Third Amended and Restated Certificate of Incorporation, as amended, or our Amended and Restated Bylaws or (iv) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware ("Delaware Court of Chancery" or the "Court of Chancery") or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Our Amended and Restated Bylaws also provide that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of the Amended and Restated Bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. This exclusive forum provision does not apply to claims under the Exchange Act but does apply to other state and federal law claims including actions arising under the Securities Act. Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our Amended and Restated Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
The Preferred Equityholders as a group have significant influence over us.
When considering the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Preferred Equityholders as a group own more than 50.0% of our common stock votes. The Preferred Equityholders also have the ability to convert their 2L Notes into common stock, which could lead to the group owning an even greater percentage of our common stock. Furthermore, the Company's Board of Directors will be fully declassified commencing with the 2024 annual meeting of the stockholders and all directors will be elected annually by the 2025 annual meeting.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity remains a high priority for the Company, and we have made investments over the past several years to enhance our cybersecurity program, capabilities, and posture. We utilize a holistic approach to assess, identify, and manage cybersecurity risk including but not limited to the following approaches:
Layered defense and monitoring: we utilize a layered defense approach to help protect the Company’s computer systems, network, and data. This approach is combined with 24x7 monitoring and analysis of security logging and alerting along with incident response processes.
Threat intelligence and industry collaboration: we leverage multiple threat intelligence sources including the health and retail information sharing and analysis centers ("ISACs"), key security vendor partners, and other sources. We also collaborate with other cyber leaders, teams, and vendor partners to discuss leading practices, mitigation strategies to address emerging industry cyber threats, and to share relevant cyber information.
Cybersecurity awareness: we use multiple approaches to help develop a culture of cybersecurity awareness in the Company. This includes annual cybersecurity training within the Company’s annual employee compliance training, cyber related security bulletins, tips, and communications, and simulated email phishing tests for employees.
External and third-party assessments: we leverage external parties to conduct periodic assessments of the Company’s cybersecurity posture including cybersecurity penetration testing. We also assess the cybersecurity risk of key third-parties and vendors during the vendor evaluation process and as an ongoing monitoring activity.
Integration with enterprise risk management: we utilize an enterprise risk management process which considers cybersecurity risk along with other key risks to the Company. As part of the enterprise risk management process, the Company conducts periodic risk ranking exercises including input from the Board of Directors, the Executive Leadership Team, and other leaders in the Company to evaluate key enterprise risks. The Company’s enterprise risk management process resides within the legal and compliance department which is led by our Chief Legal Officer ("CLO") and who reports to our Chief Executive Officer ("CEO").
The Company’s cybersecurity function resides within the information technology department which is led by our Chief Information Officer ("CIO") and who reports to our CEO. The Company’s cybersecurity function is led by our Chief Information Security Officer ("CISO") who reports to the CIO and who also works closely with the Company’s executive leadership team and senior management team. Our CISO has over 20 years of combined experience with cybersecurity and information technology, has been with the Company for more than five years, and has previous experience working with large public and private companies. Our cybersecurity team includes broad experience and expertise in the area of cybersecurity and information technology.

Our CIO and CISO provide information technology and cybersecurity updates to the Company’s Audit Committee which has oversight for enterprise risks including cybersecurity. Our legal and compliance department also provides updates on enterprise risks to the Audit Committee. These information technology, cybersecurity, and enterprise risk updates typically occur four times per year in conjunction with the quarterly board and committee meeting process. Our CISO also provides periodic cybersecurity updates and cybersecurity tabletop practice exercises with the Board of Directors and executive leadership team. A cybersecurity executive debrief is also shared on a quarterly basis with the Company’s executive leadership team, senior management team, senior clinic leaders, the information technology department, and other key leaders.
We are not aware of any cybersecurity incidents that have materially affected or that are reasonably likely to materially affect our business strategy, results of operations, or financial condition. The Company faces risk from future potential cyber-attacks which, if significant, could have a material impact to business strategy, results of operations, financial condition, or reputation. Please see Part I, Item 1A. Risk Factors for additional discussion of Company risks.
Item 2. Properties
As of December 31, 2023, we have 896 clinics located in 24 states (as well as 18 clinics under management service agreements). We lease all of the properties used for our clinics under operating leases with initial lease terms typically ranging from seven (7) to ten (10) years with options to renew. We intend to lease the premises for any new clinic locations. Our typical clinic occupies approximately 1,000 to 5,000 square feet.
We also lease our executive offices located in Bolingbrook, Illinois, under an operating lease expiring in December 2032. We currently lease approximately 135,000 square feet of space at our corporate offices. In December 2023, we entered into an agreement to sublease a portion of the office space effective on January 1, 2024 and the entire office space effective on January 1, 2025.
Item 3. Legal Proceedings
From time to time, the Company may be involved in legal proceedings or subject to claims arising in the ordinary course of business. The outcome of any litigation and claims against the Company cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial condition. Refer to Note 17 - Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8, of this Form 10-K for further details.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our Class A common stock is currently listed on the New York Stock Exchange ("NYSE") under the symbol "ATIP." As of February 19, 2024, there were approximately 254 holders of record of our outstanding common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.
Recent Sales of Unregistered Securities
None, other than as previously disclosed on the Company's Current Reports on Form 8-K.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2023, the Company withheld shares of our common stock in connection with employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2023	—	$—	—	—
November 1 - November 30, 2023	215	$7.40	—	—
December 1 - December 31, 2023	89	$6.79	—	—
Total	304	$7.22	—	—
(1) Represents shares delivered to or withheld by us in connection with employee minimum tax withholding obligations upon exercise or vesting of stock awards. No shares were purchased in the open market pursuant to a repurchase program.
Item 6. [Reserved]
Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of ATI Physical Therapy, Inc. and its subsidiaries (herein referred to as “we,” ”us,” “the Company,” “our Company,” "ATI," or "ATIP") should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report.
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
Certain amounts in this Management's Discussion and Analysis may not add due to rounding. All percentages have been calculated using unrounded amounts for the years ended December 31, 2023 and 2022.
All dollar amounts are presented in thousands, unless indicated otherwise.
Company Overview
We are a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 896 clinics located in 24 states (as well as 18 clinics under management service agreements) as of December 31, 2023. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
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
2022 Debt Refinancing and Preferred Stock Financing
On February 24, 2022, the Company entered into various financing arrangements to refinance its previous long-term debt (the "2022 Debt Refinancing"). The Company entered into the 2022 Credit Agreement (as defined in Note 8) which is comprised of a senior secured term loan which matures on February 24, 2028, and a "super priority" senior secured revolver, which matures on February 24, 2027. Refer to Note 8 - Borrowings in the consolidated financial statements for further details.
In connection with the 2022 Debt Refinancing, the Company issued shares of non-convertible preferred stock and warrants to purchase shares of the Company's common stock (the "Preferred Stock Financing"). Refer to Note 11 - Mezzanine and Stockholders' Equity in the consolidated financial statements for further details.

Trends and Factors Affecting the Company’s Future Performance and Comparability of Results
During 2023, we observed the following trends in our operations:
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
•Stabilization and improvement in rate per visit relative to 2022 primarily driven by improved collections experience, lower denials experience, favorable service mix shifts and favorable payor contracting, partially offset by rate headwinds including unfavorable state and payor mix shifts and Medicare rate cuts that became effective on January 1, 2023.
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
As a result of the COVID-19 pandemic, visits per day ("VPD") decreased to a low point of 12,643 during the quarter ended June 30, 2020. The Company has experienced relative increases in quarterly VPD following the low point, as local restrictions in certain markets, referral levels and individual routines evolved compared to prior periods. During the beginning of 2022, we observed volume softness caused, in part, by an increase in COVID-19 cases due to the outbreak of additional variants. Through the remainder of the first half of 2022, we experienced increases in visit volumes relative to the beginning of 2022. While we observed volume softness during the third quarter of 2022 due, in part, to seasonality, we experienced increases in quarterly VPD through the fourth quarter of 2022 which has continued through 2023.

As demand for physical therapy services has increased in the market since its low point during the quarter ended June 30, 2020, the Company has focused on attempting to increase its clinical staffing levels by hiring clinicians, optimizing clinician hours based on available workforce and attempting to reduce levels of clinician attrition that were elevated in recent years relative to historical levels. The elevated levels of attrition were initially caused, in part, by changes made during the COVID-19 pandemic related to compensation, staffing levels and support for clinicians. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform, which has increased our expectations for labor costs. During 2023, attrition levels improved and were relatively consistent with historical levels. While the Company has observed improvement in hiring and attrition levels since implementing these actions, the Company continues to monitor hiring and retention risk due to a continued tight labor market for available physical therapy and other healthcare providers in the workforce which may impede our progress toward increasing visit volumes. In an effort to drive more volume and visits per day, in addition to focusing on clinical staffing levels and clinician productivity, we are working to establish relationships with new referral sources and strengthen relationships with our partner providers and existing referral sources across our geographic footprint.
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
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act") was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company has realized benefits under the CARES Act including, but not limited to, the receipt of Medicare Accelerated and Advance Payment Program ("MAAPP") funds and deferral of depositing the employer portion of Social Security taxes, interest-free and penalty-free. During the year ended December 31, 2022, the Company applied $12.3 million in MAAPP funds against the outstanding liability at that time. During the year ended December 31, 2022, the remaining obligations related to these benefits were applied and repaid.
Market and industry trends and factors
•Outpatient physical therapy services growth. Outpatient physical therapy continues to play a key role in treating musculoskeletal conditions for patients. According to the Centers for Medicare & Medicaid Services ("CMS"), musculoskeletal conditions impact individuals of all ages and include some of the most common health issues in the United States. As healthcare trends in the United States continue to evolve, with a growing focus on value-based care emphasizing up-front, conservative care to deliver better outcomes, quality healthcare services addressing such conditions in lower cost outpatient settings may continue increasing in prevalence.

•United States population demographics. The population of adults aged 65 and older in the United States is expected to continue to grow and thus expand the Company’s market opportunity. According to the U.S. Census Bureau, the population of adults over the age of 65 is expected to grow 30% from 2020 through 2030. As a significant portion of our net patient revenue is derived from governmental third-party payors, including Medicare, our patient base of adults aged 65 and older may increase in the coming years.
•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. In July 2022, the CMS released its proposed 2023 Medicare Physician Fee Schedule ("MPFS") which called for an approximate 4.5% reduction in the calendar year 2023 conversion factor. In December 2022, the Consolidated Appropriations Act (2023) was signed into law. The Consolidated Appropriations Act (2023) provides partial relief related to Medicare cuts including 2.5% relief in 2023 and 1.25% relief in 2024. As a result, the reimbursement rate reduction beginning in January 2023 was approximately 2.0%. In November 2023, the CMS released its final 2024 MPFS. The final fee schedule called for an approximate 3.4% reduction in the calendar year 2024 conversion factor which led to further reductions in reimbursement rates beginning in 2024, unless these reductions are otherwise mitigated through a Congressional measure.
•Workers’ compensation funding. Payments received under certain workers’ compensation arrangements may be based on predetermined state fee schedules, which may be impacted by changes in state funding.
•Number of people with private health insurance. Physical therapy services are often covered by private health insurance. Individuals covered by private health insurance may be more likely to use physical therapy services because it helps offset the cost of such services. As the number of people with private health insurance coverage rises, demand for physical therapy services tends to also increase.

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
The chart below reflects recent quarterly trends in VPD:

VPD by Quarter
24,500
24,000
23,500
23,000
22,500
22,000
21,500
21,000
20,500
20,000
Q1-22
Q2-22
Q3-22
Q4-22
Q1-23
Q2-23
Q3-23
Q4-23

Net patient revenue ("NPR") per visit
The Company calculates net patient revenue per visit, its most significant reimbursement metric, by dividing net patient revenue in a period by total patient visits in the same period.

Clinics
To better understand geographical and location-based trends, the Company evaluates metrics based on the 896 clinics (excluding clinics under management service agreements) and 18 managed clinic locations as of December 31, 2023. De novo clinics represent organic new clinics opened during the current period based on sophisticated site selection analytics. Acqui-novo clinics represent new clinics opened during the current period, that were existing clinic operations not previously owned by the Company, in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. Acquired clinics represent new clinics from purchases of physical therapy practices. Same clinic revenue growth rate identifies revenue growth year over year on clinics that have been owned and operating for over one year. This metric is determined by isolating the population of clinics that have been open for at least 12 months and calculating the percentage change in revenue of this population between the current and prior comparable periods.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance:

	Year Ended
	December 31, 2023	December 31, 2022
Number of clinics (end of period)	896	923
Number of clinics managed (end of period)	18	20
New clinics during the period	13	36
Business days	254	255
Average visits per day	23,443	21,817
Average visits per day per clinic	26.7	23.6
Total patient visits	5,954,621	5,563,243
Net patient revenue per visit	$106.82	$103.53
Same clinic revenue growth rate	11.7%	1.8%
The following table provides a rollforward of activity related to the number of clinics during the corresponding periods:

	Year Ended
	December 31, 2023	December 31, 2022
Number of clinics (beginning of period)	923	910
Add: New clinics opened during the period	13	36
Less: Clinics closed/sold during the period	40	23
Number of clinics (end of period)	896	923

Key Components of Operating Results
Net patient revenue. Net patient revenues are recorded for physical therapy services that the Company provides to patients including physical therapy, work conditioning, hand therapy, aquatic therapy and functional capacity evaluation. Net patient revenue is recognized based on contracted amounts with payors or other established rates, adjusted for the estimated effects of any variable consideration, such as contractual allowances and implicit price concessions. Visit volume is primarily driven by conversion of physician referrals and marketing efforts.
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

Results of Operations
Year ended December 31, 2023 compared to year ended December 31, 2022
The following table summarizes the Company’s consolidated results of operations for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$636,095	91.0%	$575,940	90.6%	$60,155	10.4%
Other revenue	62,921	9.0%	59,731	9.4%	3,190	5.3%
Net revenue	699,016	100.0%	635,671	100.0%	63,345	10.0%
Cost of services:
Salaries and related costs	382,370	54.7%	357,982	56.3%	24,388	6.8%
Rent, clinic supplies, contract labor and other	208,593	29.8%	202,568	31.9%	6,025	3.0%
Provision for doubtful accounts	11,251	1.6%	13,869	2.2%	(2,618)	(18.9)%
Total cost of services	602,214	86.2%	574,419	90.4%	27,795	4.8%
Selling, general and administrative expenses	118,728	17.0%	114,724	18.0%	4,004	3.5%
Goodwill, intangible and other asset impairment charges	5,591	0.8%	486,262	76.5%	(480,671)	n/m
Operating loss	(27,517)	(3.9)%	(539,734)	(84.9)%	512,217	n/m
Change in fair value of 2L Notes	(24,471)	(3.5)%	—	—%	(24,471)	n/m
Change in fair value of warrant liability	(95)	—%	(4,243)	(0.7)%	4,148	(97.8)%
Change in fair value of contingent common shares liability	(2,257)	(0.3)%	(42,525)	(6.7)%	40,268	(94.7)%
Interest expense, net	61,039	8.7%	45,278	7.1%	15,761	34.8%
Other expense, net	1,777	0.3%	3,333	0.5%	(1,556)	(46.7)%
Loss before taxes	(63,510)	(9.1)%	(541,577)	(85.2)%	478,067	(88.3)%
Income tax expense (benefit)	2,568	0.4%	(48,530)	(7.6)%	51,098	(105.3)%
Net loss	$(66,078)	(9.5)%	$(493,047)	(77.6)%	$426,969	(86.6)%
Net patient revenue. Net patient revenue for the year ended December 31, 2023 was $636.1 million compared to $575.9 million for the year ended December 31, 2022, an increase of approximately $60.2 million or 10.4%.

The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician productivity and higher clinician staffing as well as favorable net patient revenue per visit in the current period, partially offset by one less business day in the current period. In addition, visit volumes during the year ended December 31, 2022 were negatively impacted by an increase in COVID-19 cases due to the outbreak of additional variants in the beginning of 2022. Total patient visits increased by approximately 0.4 million visits, or 7.0%, driving an increase in average visits per day of 1,626, or 7.5%. Net patient revenue per visit increased $3.29, or 3.2%, to $106.82 for the year ended December 31, 2023 compared to $103.53 for the year ended December 31, 2022. The increase in net patient revenue per visit during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by improved collections experience, lower denials experience, favorable service mix shift and favorable payor contracting, partially offset by unfavorable mix shifts related to states and payor classes and Medicare rate cuts that became effective on January 1, 2023.
The following chart reflects additional detail with respect to drivers of the change in year-to-date net patient revenue (in millions):

$650.0
$600.0
$550.0
$500.0
$450.0
$400.0
$575.9
$40.5
$21.9
$(2.2)
$636.1
2022 Net patient revenue
Volume
NPR per visit
One less business day
2023 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the year ended December 31, 2023 was $62.9 million compared to $59.7 million for the year ended December 31, 2022, an increase of $3.2 million or 5.3%. The increase in other revenue was primarily driven by higher AWS and MSA revenues.
Salaries and related costs. Salaries and related costs for the year ended December 31, 2023 were $382.4 million compared to $358.0 million for the year ended December 31, 2022, an increase of approximately $24.4 million or 6.8%. Salaries and related costs as a percentage of net revenue was 54.7% and 56.3% for the year ended December 31, 2023 and 2022, respectively. The increase of $24.4 million was primarily driven by higher compensation due to higher number of clinicians and support staff, wage inflation and higher incentive compensation for clinic labor and support staff. The decrease as a percentage of net revenue was primarily driven by lower cost per visit due to higher clinician productivity and higher net patient revenue per visit, partially offset by higher compensation during the year ended December 31, 2023.

Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the year ended December 31, 2023 were $208.6 million compared to $202.6 million for the year ended December 31, 2022, an increase of approximately $6.0 million or 3.0%. Rent, clinic supplies, contract labor and other costs as a percentage of net revenue was 29.8% and 31.9% for the year ended December 31, 2023 and 2022, respectively. The increase of $6.0 million was primarily driven by higher contract labor costs and higher employee relations costs related to ATI's National Leadership Event held during the year ended December 31, 2023, partially offset by a lower clinic count, and the decrease as a percentage of net revenue was primarily driven by higher net revenue and a lower clinic count, partially offset by higher contract labor costs and employee relations costs during the year ended December 31, 2023.
Provision for doubtful accounts. Provision for doubtful accounts for the year ended December 31, 2023 was $11.3 million compared to $13.9 million for the year ended December 31, 2022, a decrease of $2.6 million or 18.9%. Provision for doubtful accounts as a percentage of net revenue was 1.6% and 2.2% for the year ended December 31, 2023 and 2022, respectively. The decrease of $2.6 million was primarily driven by favorable cash collections, partially offset by higher revenue associated with higher visit volumes and the decrease as a percentage of net revenue was primarily driven by favorable cash collections during the year ended December 31, 2023.
Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2023 were $118.7 million compared to $114.7 million for the year ended December 31, 2022, an increase of $4.0 million or 3.5%. Selling, general and administrative expenses as a percentage of net revenue was 17.0% and 18.0% for the year ended December 31, 2023 and 2022, respectively. The increase of $4.0 million was primarily due to higher transaction costs, non-ordinary legal and regulatory costs and employee incentive awards, partially offset by legal cost insurance reimbursements and lower legal settlement, severance costs, corporate insurance costs and professional fees during the year ended December 31, 2023. The decrease as a percentage of net revenue was primarily driven by increased costs related to the items noted above, which were offset by the more significant impact of higher net revenue during the year ended December 31, 2023.
Goodwill, intangible and other asset impairment charges. Goodwill, intangible and other asset impairment charges for the year ended December 31, 2023 was $5.6 million compared to $486.3 million for the year ended December 31, 2022, a decrease of $480.7 million. The amount primarily relates to the non-cash write-down of long-lived assets during the year ended December 31, 2023 and the non-cash write-down of goodwill and the trade name indefinite-lived intangible asset during the year ended December 31, 2022. The impairment charges for the year ended December 31, 2022 resulted primarily from increases in discount rates and lower public company comparative multiples.
Change in fair value of 2L Notes. Change in fair value of 2L Notes for the year ended December 31, 2023 was a gain of $24.5 million. The gain relates to the decrease in the estimated fair value of the Company's 2L Notes, primarily driven by decreases in the Company's share price between June 15, 2023, the date that the 2L Notes were issued, and December 31, 2023.
Change in fair value of warrant liability. Change in fair value of warrant liability for the year ended December 31, 2023 was a gain of $0.1 million compared to a gain of $4.2 million for the year ended December 31, 2022. The gain in each period relates to the decrease in the estimated fair value of the Company's IPO Warrants, primarily driven by decreases in the Company's share price during the year ended December 31, 2023 and by decreases in price of the Company's Public Warrants during the year ended December 31, 2022.

Change in fair value of contingent common shares liability. Change in fair value of contingent common shares liability for the year ended December 31, 2023 was a gain of $2.3 million compared to a gain of $42.5 million for the year ended December 31, 2022. The gain in each period relates to the decrease in the estimated fair value of the Company’s Earnout Shares and Vesting Shares, primarily driven by decreases in the Company's share price during the years ended December 31, 2023 and 2022, respectively.
Interest expense, net. Interest expense, net for the year ended December 31, 2023 was $61.0 million compared to $45.3 million for the year ended December 31, 2022, an increase of approximately $15.8 million or 34.8%. The increase in interest expense was primarily driven by higher interest rates under the Company's 2022 Credit Agreement and interest on outstanding Revolving Loans balances, partially offset by lower outstanding principal balances on the Company's Senior Secured Term Loan and higher cash flow hedge benefits recognized during the year ended December 31, 2023.
Other expense, net. Other expense, net for the year ended December 31, 2023 was $1.8 million compared to $3.3 million for the year ended December 31, 2022, a decrease of approximately $1.6 million. The decrease was primarily driven by $2.8 million in loss on debt extinguishment related to the derecognition of the unamortized deferred financing costs and original issuance discount associated with the full repayment of the 2016 First Lien Term Loan during the year ended December 31, 2022, partially offset by $0.5 million in loss on the change in fair value of the Company's non-designated derivative instrument and $0.4 million in loss on debt extinguishment related to the 2023 Debt Restructuring during the year ended December 31, 2023.
Income tax expense (benefit). Income tax expense for the year ended December 31, 2023 was approximately $2.6 million compared to income tax benefit of $48.5 million for the year ended December 31, 2022, a decrease in benefit of approximately $51.1 million. The decrease was primarily driven by the difference in the effective tax rate for the respective periods. The effective tax rate was different between the respective periods primarily due to the recognition of valuation allowances against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain during the year ended December 31, 2023.
Net loss. Net loss for the year ended December 31, 2023 was $66.1 million compared to $493.0 million for the year ended December 31, 2022, a decrease in loss of approximately $427.0 million. The comparatively lower loss was primarily driven by lower goodwill, intangible and other asset impairment charges, margin on higher revenues and a gain on the change in fair value of 2L Notes, partially offset by lower net gains related to changes in fair value of warrant liability and contingent common shares liability, higher interest expense and lower income tax benefit during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Non-GAAP Financial Measures
The following table reconciles the supplemental non-GAAP financial measures, as defined under the rules of the U.S. Securities and Exchange Commission ("SEC"), presented herein to the most directly comparable financial measures calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA are defined as net income (loss) from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”) and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, goodwill, intangible and other asset impairment charges, change in fair value of 2L Notes, changes in fair value of warrant liability and contingent common shares liability, transaction and integration costs, non-ordinary legal and regulatory matters, share-based compensation, legal cost insurance reimbursements, non-recurring labor related credits, change in fair value of non-designated derivative instrument, loss on debt extinguishment, pre-opening de novo costs, reorganization and severance costs, loss on legal settlement, and gain on sale of Home Health service line (“Adjusted EBITDA”).
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

	Year Ended
($ in thousands)	December 31, 2023	December 31, 2022
Net loss	$(66,078)	$(493,047)
Plus (minus):
Net (income) loss attributable to non-controlling interests	(3,717)	668
Interest expense, net	61,039	45,278
Income tax expense (benefit)	2,568	(48,530)
Depreciation and amortization expense	36,844	39,841
EBITDA	$30,656	$(455,790)
Goodwill, intangible and other asset impairment charges(1)	5,591	486,262
Goodwill, intangible and other asset impairment charges attributable to non-controlling interests(1)	—	(2,415)
Change in fair value of 2L Notes(2)	(24,471)	—
Changes in fair value of warrant liability and contingent common shares liability(3)	(2,352)	(46,768)
Transaction costs(4)	14,468	3,289
Non-ordinary legal and regulatory matters(5)	10,729	6,408
Share-based compensation	8,793	7,432
Legal cost insurance reimbursements(6)	(7,871)	—
Non-recurring labor related credits(7)	(702)	(105)
Change in fair value of non-designated derivative instrument(8)	475	—
Loss on debt extinguishment(9)	444	2,809
Pre-opening de novo costs(10)	342	992
Reorganization and severance costs(11)	130	1,797
Loss on legal settlement(12)	—	3,000
Gain on sale of Home Health service line, net	—	(199)
Adjusted EBITDA	$36,232	$6,712
(1)Represents non-cash charges related to the write-down of long-lived assets in 2023 and the write-down of goodwill, trade name indefinite-lived intangible and other assets in 2022.
(2)Represents non-cash amounts related to the change in the estimated fair value of the 2L Notes. Refer to Notes 8 and 14 of the accompanying consolidated financial statements for further details.
(3)Represents non-cash amounts related to the change in the estimated fair value of IPO Warrants, Earnout Shares and Vesting Shares. Refer to Notes 12 and 13 of the accompanying consolidated financial statements for further details.
(4)Represents non-capitalizable debt and capital transaction costs.
(5)Represents non-ordinary course legal costs related to the previously disclosed ATIP stockholder class action complaints, derivative complaint and SEC matter. Refer to Note 17 of the accompanying consolidated financial statements for further details.
(6)Represents insurance reimbursements for legal costs incurred related to the previously disclosed ATIP stockholder class action complaints and derivative complaint. Refer to Note 17 of the accompanying consolidated financial statements for further details.

(7)Represents realized benefits of labor related credits that were not previously considered probable and relate to prior years.
(8)Represents non-cash amounts related to the change in estimated fair value of derivative not designated in a hedging relationship. Refer to Note 14 of the accompanying consolidated financial statements for further details.
(9)Represents charges related to the loss on debt extinguishment recognized as part of the 2023 Debt Restructuring, and the derecognition of the unamortized deferred financing costs and original issuance discount associated with the full repayment of the 2016 First Lien Term Loan in 2022. Refer to Note 8 of the accompanying consolidated financial statements for further details.
(10)Represents expenses associated with renovation, equipment and marketing costs relating to the start-up and launch of new locations incurred prior to opening.
(11)Represents severance costs related to discrete initiatives focused on reorganization and delayering of the Company’s labor model, management structure and support functions.
(12)Represents charge for net settlement liability related to billing dispute. Refer to Note 17 of the accompanying consolidated financial statements for further details.
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
As of December 31, 2023 and December 31, 2022, we had $36.8 million and $83.1 million in cash and cash equivalents, respectively. As of December 31, 2023, we had $5.0 million available capacity under our revolving credit facility.
The Company also has the right to cause to be issued an additional $25.0 million of aggregate principal in the form of second lien paid-in-kind ("PIK") convertible notes (the “2L Notes”) under its delayed draw right ("Delayed Draw Right”), which is governed by the Second Lien Note Purchase Agreement. If drawn, the notes under the Delayed Draw Right will be subject to the same terms as the convertible 2L Notes with associated shares of Series B Preferred Stock (the "Series B Preferred Stock") allowing for voting rights on an as-converted basis prior to conversion. The right to draw will terminate approximately 18 months after the Closing Date. The Company may request two draws in an amount of $12.5 million each, separately or together, subject to, for each draw, (a) projected liquidity at any time during the 6-month period following the date of the relevant draw being below certain thresholds, and (b) the consent of the board of directors. On January 30, 2024, the Company issued $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right, which are subject to the same terms as the convertible 2L Notes and associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion.
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

For the year ended December 31, 2023, we had operating cash outflows of $12.4 million driven by items including net losses and payments related to interest expense and operating lease liabilities. Our ability to generate future operating cash flows depends on many factors, including clinical staffing levels and productivity, costs and capital expenditures, patient volumes, referrals, revenue reimbursement rates and revenue growth rates.
Liquidity and going concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within twelve months after the date that these consolidated financial statements are issued.
As of December 31, 2023, the Company had $36.8 million in cash and cash equivalents and $5.0 million available capacity under its revolving credit facility. The Company was in compliance with its minimum liquidity covenant under the 2022 Credit Agreement as of December 31, 2023.
The Company also has the right to cause to be issued to Knighthead Capital Management, LLC (“Knighthead”), Marathon Asset Management LP (“Marathon”) and Caspian Capital L.P. ("Caspian") (collectively the "Delayed Draw Purchasers") an additional $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right, which is governed by the Second Lien Note Purchase Agreement. If drawn, the notes under the Delayed Draw Right will be subject to the same terms as the convertible 2L Notes with associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion. The right to draw will terminate approximately 18 months after the Closing Date. The Company may request two draws in an amount of $12.5 million each, separately or together, subject to, for each draw, (a) projected liquidity at any time during the 6-month period following the date of the relevant draw being below certain thresholds, and (b) the consent of the board of directors. On January 30, 2024, the Company issued $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right, which are subject to the same terms as the convertible 2L Notes and associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion.
The Company has negative operating cash flows, operating losses and net losses. For the year ended December 31, 2023, the Company had cash flows used in operating activities of $12.4 million, operating loss of $27.5 million and net loss of $66.1 million. These results are, in part, due to our current capital structure and trends experienced by the Company in recent years including a tight labor market for available physical therapy and other healthcare providers in the workforce, visit volume softness, decreases in rate per visit and increases in interest costs. If results of operations in the coming twelve months do not improve relative to the previous twelve months, the Company is at risk of insufficient funding to meet its obligations as they become due as well as non-compliance with its minimum liquidity financial covenant under its 2022 Credit Agreement.
In the Company's consolidated financial statements as of and for the periods ended December 31, 2023 and 2022, these conditions and events continue to raise substantial doubt about the Company's ability to continue as a going concern. In response to these conditions, management plans included refinancing the Company's debt under its 2022 Credit Agreement (as defined in Note 8 of the accompanying consolidated financial statements) and improving operating results and cash flows.

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
Additionally, the Company experienced improvements in operations that resulted in reduced levels of operating cash outflows during the year ended December 31, 2023 relative to the same period in the prior year. A continued improvement in business results is necessary as there remains a risk that the Company may fail to meet its minimum liquidity covenant or be unable to fund anticipated cash requirements and obligations as they become due in the future.
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
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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

The Company accounted for the exchange as a debt extinguishment and recognized $0.4 million in loss on debt extinguishment during the year ended December 31, 2023. The loss on debt extinguishment consisted of various offsetting components, including the derecognition of $4.3 million of unamortized deferred financing costs and original issue discount on the Senior Secured Term Loan and the recognition of $0.7 million of fair value premium at issuance on the 2L Notes, offset by the recognition of $2.8 million in delayed draw right assets related to the commitment provided by certain lenders and the recognition of $1.8 million of incremental original issue discount on the Senior Secured Term Loan. The loss on debt extinguishment associated with the 2023 Debt Restructuring has been reflected in other expense, net in the consolidated statements of operations.
Amendment No. 2 to the Credit Agreement
Pursuant to Amendment No. 2 to the Credit Agreement, the terms of the remaining unexchanged $407.8 million principal amount of the Senior Secured Term Loan as of the Signing Date were revised to: (i) increase the interest rate in the form of paid-in-kind interest by 1.0% per annum until the achievement of certain financial metrics, (ii) reset the prepayment premiums with respect to any repayment of the Senior Secured Term Loan, and (iii) amend certain covenants. At the completion of the 2023 Debt Restructuring, $391.0 million principal of amended Senior Secured Term Loan was outstanding with HPS Investment Partners, LLC (“HPS”), $16.3 million principal was outstanding with Onex Credit Partners, LLC (“Onex”), $0.3 million principal was outstanding with Knighthead, and the remaining $0.2 million principal was outstanding with Marathon. Additionally, the terms of the Company's Revolving Loans were revised to increase the cash interest rate by 1.0% until the achievement of certain financial metrics.
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
The following table presents approximate changes in outstanding shares of Series B Preferred Stock since the Closing Date and associated equivalent common stock voting rights at the end of the period (in thousands):

December 31, 2023
Series B Preferred Stock, shares at Closing Date	103
Increase (decrease) in shares during period	5
Series B Preferred Stock, shares at end of period	108

Common stock voting rights, as converted basis(1)	8,377
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
The 2L Notes are accounted for as a liability in the Company's consolidated balance sheets. The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's statements of operations. The interest cost associated with the 2L Notes is accounted for as part of the change in fair value of the 2L Notes. As a result of applying the fair value option, direct costs and fees related to the issuance of the 2L Notes were expensed as incurred. As of December 31, 2023, the principal amount and estimated fair value of the 2L Notes were approximately $107.8 million and $79.5 million, respectively. Refer to Note 14 - Fair Value Measurements for further details on the fair value of the 2L Notes. Additionally, as of December 31, 2023, the effective interest rate on the 2L Notes was 8.0%.

The following table presents changes in the principal amount of the 2L Notes since the Closing Date (in thousands):

December 31, 2023
2L Notes, principal amount at Closing Date	$103,243
Paid-in-kind interest added during period	4,569
2L Notes, principal amount at end of period	$107,812
As of December 31, 2023, of the 2L Notes principal outstanding and due to related parties, approximately $54.7 million, $43.6 million and $9.5 million were outstanding with Knighthead, Marathon, and Onex, respectively.
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
Upon issuance, the Company accounted for the Delayed Draw Right as an asset at fair value, which represents the Company's option to draw funds subject to certain conditions. For Knighthead's and Marathon's portion of the Delayed Draw Right, the asset was recognized as part of the calculation of loss on debt extinguishment. For Caspian, the Delayed Draw Right was recognized as a capital contribution as there was no previous lender relationship with the Company with respect to the Senior Secured Term Loan. At the Closing Date, the Company recognized approximately $3.5 million in Delayed Draw Right assets, which is included in other current assets on the Company's consolidated balance sheets. Subsequently, the asset will be monitored for impairment. As of December 31, 2023, no impairment indicators were identified.
On January 30, 2024, the Company issued $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right, which are subject to the same terms as the convertible 2L Notes and associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion. Approximately $12.0 million, $8.0 million, and $5.0 million of the 2L Notes were issued to Knighthead, Marathon and Caspian, respectively.
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

The 2022 Credit Facility refinanced and replaced the Company's prior credit facility for which Barclays Bank PLC served as administrative agent for a syndicate of lenders. The Company paid $555.0 million to settle its previous term loan (the "2016 First Lien Term Loan"). The Company accounted for the transaction as a debt extinguishment and recognized $2.8 million in loss on debt extinguishment during the year ended December 31, 2022 related to the derecognition of the remaining unamortized deferred financing costs and unamortized original issue discount in conjunction with the debt repayment. The loss on debt extinguishment associated with the repayment of the 2016 First Lien Term Loan has been reflected in other expense, net in the consolidated statements of operations.
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
Senior Secured Term Loan
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company was able to elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The Company elected to pay a portion of its interest in-kind beginning in the third quarter of 2022 through the completion of the first year under the agreement. As of December 31, 2023, borrowings on the Senior Secured Term Loan bear interest at 12.7%, consisting of 12-month SOFR, subject to a 1.0% floor, plus a credit spread of 7.25%. As of December 31, 2023, the effective interest rate on the Senior Secured Term Loan was 13.9% and the outstanding principal amount was $410.0 million, of which $17.0 million was due to related parties and is primarily attributable to Onex. Beginning in October 2023, the Company is no longer incurring the incremental 1.0% paid-in-kind interest on its Senior Secured Term Loan based on its achievement of the required financial metrics under the terms of the 2023 Debt Restructuring.
Revolving Loans
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. In December 2022, the Company drew $48.2 million in Revolving Loans. During 2023, the Company repaid $44.8 million in Revolving Loans and drew an additional $35.0 million in Revolving Loans. As of December 31, 2023, $38.5 million in Revolving Loans were outstanding and bearing interest at a weighted average rate of 9.5%, consisting of 3-month SOFR plus a credit spread of approximately 4.1%. Beginning in October 2023, the Company is no longer incurring the incremental 1.0% interest on its Revolving Loans based on its achievement of the required financial metrics under the terms of the 2023 Debt Restructuring.
Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans were $0.5 million as of December 31, 2023, and $0.6 million as of December 31, 2022.

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
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. In accordance with Amendment No. 2 to the Credit Agreement, the financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2023, $25.0 million of minimum liquidity for the second quarter of 2023, $15.0 million of minimum liquidity through the fourth quarter of 2023 and $10.0 million of minimum liquidity through the fourth quarter of 2024. Additionally, beginning in the first quarter of 2025, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 11.00:1.00. The net leverage ratio covenant decreases each subsequent quarter through the second quarter of 2026 to 7.00:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of December 31, 2023, the Company is in compliance with its minimum liquidity financial covenant.
The 2022 Credit Agreement contains provisions restricting payments from the Borrower to ATI Physical Therapy, Inc. (the “Parent”), except for payments specifically outlined, such as those related to reasonable and customary administrative expenses of the Parent up to $0.5 million; certain reasonable and customary indemnification claims; certain tax payments; customary fees and expenses related to debt or equity offerings, investments or acquisitions; certain salaries and related amounts for any directors, officers, employees or consultants of the Parent; payments related to certain transactions related to Parent capital stock not to exceed $5.0 million in cash in any fiscal year unless funded through certain other sources such as the sale, issuance or exercise of certain other capital stock or similar instruments; repayment or redemption of the Series A Senior Preferred Stock under certain conditions; and other categories outlined in the agreement. The 2022 Credit Agreement effectively results in restricted net assets of substantially all of the Parent's subsidiaries, which limits transferability to the Parent in the form of dividends, distributions, loans or advances.

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
The gross proceeds received from the issuance of the Series A Senior Preferred Stock and the Series I and Series II Warrants were $165.0 million during the year ended December 31, 2022, which was allocated among the instruments based on the relative fair values of each instrument. Of the gross proceeds, $144.7 million was allocated to the Series A Senior Preferred Stock, $5.1 million to the Series I Warrants and $15.2 million to the Series II Warrants. The resulting discount on the Series A Senior Preferred Stock will be recognized as a deemed dividend when those shares are subsequently remeasured upon becoming redeemable or probable of becoming redeemable. The Company recognized $2.9 million in issuance costs and $1.4 million of original issue discount related to the Series A Senior Preferred Stock. The Company recognized total issuance costs and original issue discount of approximately $0.2 million and $0.5 million related to the Series I Warrants and Series II Warrants, respectively, during the year ended December 31, 2022.
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
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid-in-kind dividends related to the Series A Senior Preferred Stock were $23.2 million and $17.9 million for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the accumulated paid-in-kind dividends related to the Series A Senior Preferred Stock were $41.1 million and the aggregate stated value was $206.1 million.
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

Prior to the closing of the 2023 Debt Restructuring, because the Series A Senior Preferred Stock is classified as mezzanine equity and was not considered redeemable or probable of becoming redeemable, the paid-in-kind dividends that were added to the stated value did not impact the carrying value of the Series A Senior Preferred Stock in the Company’s consolidated balance sheets. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Company determined that redemption of the Series A Senior Preferred Stock is no longer solely within the control of the Company. As a result, the Company determined that the Series A Senior Preferred Stock is probable of becoming redeemable based on the accounting guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Following the 2023 Debt Restructuring, since the Series A Senior Preferred Stock is probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount as if redemption were to occur at the end of the reporting period. As of December 31, 2023, the redemption value of the Series A Senior Preferred Stock was $220.4 million, which includes the aggregate stated value at December 31, 2023, inclusive of paid-in-kind dividends, and an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period, based on the terms of the Certificate of Designation.
Changes in the carrying value of the Series A Senior Preferred Stock consisted of the following for the year ended December 31, 2023 (in thousands). There were no changes in carrying value in 2022.

December 31, 2023
Carrying value, beginning of period	$140,340
Write off original issue discount	1,447
Write off issuance costs	2,880
Deemed dividend from discount on initial gross proceeds allocation	20,333
Paid-in-kind dividends recognized to carrying value	41,095
Redemption value adjustment	14,298
Carrying value, end of period	$220,393
Consolidated Cash Flows
The following table presents selected data from our consolidated statements of cash flows:

	Year Ended
($ in thousands)	December 31, 2023	December 31, 2022

Net cash used in operating activities	$(12,366)	$(65,508)
Net cash used in investing activities	(17,366)	(28,048)
Net cash (used in) provided by financing activities	(16,605)	128,079
Net (decrease) increase in cash and cash equivalents	(46,337)	34,523
Cash and cash equivalents at beginning of period	83,139	48,616
Cash and cash equivalents at end of period	$36,802	$83,139

Year ended December 31, 2023 compared to year ended December 31, 2022
Net cash used in operating activities for the year ended December 31, 2023 was $12.4 million compared to $65.5 million for the year ended December 31, 2022, a decrease in cash used of $53.1 million. The decrease was primarily the result of margin on higher revenue with approximately $15.5 million lower net losses as adjusted for non-cash items such as goodwill, intangible and other asset impairment charges and changes in fair value of 2L Notes, warrant liability and contingent common shares liability during the year ended December 31, 2023, approximately $21.9 million lower net cash outflows from changes in current assets and current liabilities related to timing of collections and payments during the year ended December 31, 2023, $6.6 million lower cash outflows from operating leases and $12.3 million of partial application of MAAPP funds during the year ended December 31, 2022 not recurring in 2023.
Net cash used in investing activities for the year ended December 31, 2023 was $17.4 million compared to $28.0 million for the year ended December 31, 2022, a decrease of approximately $10.7 million. The decrease was driven by lower capital expenditures during the year ended December 31, 2023 primarily due to fewer clinic openings.
Net cash used in financing activities for the year ended December 31, 2023 was $16.6 million compared to $128.1 million of cash provided by financing activities for the year ended December 31, 2022, a decrease in cash provided of approximately $144.7 million. The change was primarily driven by payments made on and lower cash inflows from Revolving Loans during the year ended December 31, 2023, and net cash inflows related to the 2022 Debt Refinancing and Preferred Stock Financing (refer to Note 8 - Borrowings for further details) during the year ended December 31, 2022 not recurring in 2023.
Commitments and Contingencies
The Company may be subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2023, the Company recorded an accrued liability related to the outcomes of certain legal matters described in Note 17 - Commitments and Contingencies. Refer to Note 17 to our consolidated financial statements included elsewhere in this Annual Report for further information.
We enter into contractual obligations and commitments from time to time in the normal course of business, primarily related to our debt financing and operating leases. Refer to Notes 8 and 16 to our consolidated financial statements included elsewhere in this Annual Report for further information. Additionally, the Company has contractual commitments related to cloud computing and telecommunication service agreements. Refer to Note 17 to our consolidated financial statements included elsewhere in this Annual Report for further information.
Off-Balance Sheet Arrangements
As of December 31, 2023 and December 31, 2022, the Company did not have any off-balance sheet arrangements.

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
Critical accounting estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting estimates in relation to its consolidated financial statements include those related to:
•Net patient revenue and accounts receivable
•Provision for doubtful accounts and allowance for doubtful accounts
•Realization of deferred tax assets
•Goodwill and intangible assets
Additional information related to our critical accounting estimates can be found in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Annual Report.
Net patient revenue and accounts receivable
Net patient revenue
We provide an array of services to our patients including physical therapy, work conditioning, hand therapy, aquatic therapy, functional capacity evaluation, sports medicine and wellness programs. Net patient revenue consists of these physical therapy services.
Net patient revenue is recognized at an amount equal to the consideration the Company expects to receive from third-party payors, patients and others for services rendered when the performance obligations under the terms of the contract are satisfied.

There is a contract between the Company and the patient upon each visit resulting in the Company’s performance obligation to provide services to the patient. Generally, the performance obligation is satisfied as the patient receives physical therapy services provided by the Company, as each service provided is distinct and future services rendered are not dependent on previously rendered services. The Company has separate contractual agreements (written or implied) with third-party payors (e.g., insurers, managed care programs, government programs, workers' compensation) that provide for payments to the Company at amounts different from its established rates; the difference between the Company's established rates and amounts paid by third-party payors represent explicit price concessions in the form of contractual allowances or denials allowances. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third-party payors. The payor contracts do not indicate performance obligations of the Company but indicate reimbursement rates for patients who are covered by those payors when the services are provided.
To determine the transaction price associated with the contract, the Company includes the estimated effects of any variable consideration, such as contractual allowances, denials allowances and implicit price concessions. When the Company has written payment contracts with third-party payors with negotiated prices for services (contracted payors), the Company determines the transaction price using the negotiated contractual rates to estimate contractual allowances as compared to established rates; additional variable consideration for denial allowances is estimated using a portfolio approach that incorporates whether or not the Company has historical differences from negotiated contractual rates due to non-compliance with contract provisions.
When the Company does not have written payment contracts with third-party payors (non-contracted payors), the Company determines the transaction price using a portfolio approach to estimate variable consideration for contractual allowances, denial allowances and implicit price concessions based on historical collections experience for claims with similar characteristics, such as location of service and type of third-party payor, in relation to its established rates.
For both contracted and non-contracted payors, any subsequent changes in estimate of the transaction price is recorded as a revenue adjustment. Management believes that calculating at the portfolio level would not differ materially from considering each patient account separately.
The Company continually reviews the transaction price estimation process to consider updates to laws and regulations and changes in third-party payor contractual terms that result from contract renegotiations and renewals. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors and government entities, which are often subject to interpretation, the Company may receive reimbursement for healthcare services that is different from the estimates, and such differences could be material.
In its evaluation of the transaction price, management assesses historical collection experience in relation to contracted rates, or for non-contracted payors, established rates. The practice of applying historical collection experience to determine the revenue transaction price for current transactions involves significant judgment and estimation. Management subsequently monitors the appropriateness of its estimates for claims on a date of service basis as cash collections on previous periods mature. Actual cash collections upon maturity may differ from the transaction price estimated upon initial recognition, and such differences could be material. If initial revenue recognition estimates increased or decreased by 100 basis points relative to an annual period, the impact to collections of the annual net patient revenue would be approximately $6.4 million. Management believes subsequent changes in estimate as a result of maturity of claims with dates of service in 2021 and 2022 have not been material to the consolidated statements of operations.

The following table disaggregates net patient revenue for each associated payor class for the periods indicated below:

	Year Ended
	December 31, 2023	December 31, 2022
Commercial	58.6%	57.6%
Government	23.2%	24.2%
Workers’ Compensation	11.7%	12.4%
Other (1)	6.5%	5.8%
	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury which by its nature may have longer-term collection characteristics relative to other payor classes.
Accounts receivable
The Company's accounts receivable are reported net of contractual allowances, denials allowances and allowances for doubtful accounts. The majority of accounts receivable are due from commercial insurance companies, workers' compensation plans, auto personal injury claims and government health programs, such as Medicare or Medicaid. The Company reports accounts receivable at an amount equal to the consideration the Company expects to receive in exchange for providing healthcare services to its patients.
The following table disaggregates accounts receivable, net associated with net patient revenue for each associated payor class as of:

	December 31, 2023	December 31, 2022
Commercial	39.0%	43.9%
Government	13.8%	13.7%
Workers’ Compensation	13.7%	15.5%
Other (1)	33.5%	26.9%
	100.0%	100.0%
(1) Other is primarily comprised of accounts receivable associated with net patient revenue related to auto personal injury which by its nature may have longer-term collection characteristics relative to other payor classes.
Provision for doubtful accounts and allowance for doubtful accounts
Provision for doubtful accounts
For contracted payors, the Company records an estimated provision for doubtful accounts using a portfolio approach based on historical collections experience for claims with similar characteristics, such as location of service and type of third-party payor, at the time net patient revenue is recognized. Any subsequent impairment of the related receivable is recorded as provision for doubtful accounts. The provision for doubtful accounts is included in cost of services in the consolidated statements of operations. When it is determined that a customer account is uncollectible, that balance is written off against the existing allowance.

Allowance for doubtful accounts
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
Realization of deferred tax assets
The Company accounts for income taxes in accordance with ASC Topic 740 ("ASC 740"), Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date.
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

Goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment. If the impairment test indicates that the carrying value of the reporting unit exceeds its fair value, then a goodwill impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. Fair value is determined using valuation techniques based on estimates, judgments and assumptions the Company believes are appropriate in the circumstances. The Company completed the annual impairment analysis of goodwill as of October 1, 2023 by estimating its fair value using an average of a discounted cash flow analysis and comparable public company analysis. The Company concluded that no goodwill impairment occurred during the year ended December 31, 2023. The key assumptions associated with determining the estimated fair value include projected revenue growth rates and EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples. The Company completed the annual impairment analysis of the indefinite-lived intangible asset as of October 1, 2023 by estimating its fair value using the relief from royalty method. The Company concluded that no indefinite-lived intangible asset impairment occurred during the year ended December 31, 2023. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate.
The Company has one reporting unit for purposes of the Company’s goodwill impairment tests.
During the year ended December 31, 2022, the Company noted triggering events which resulted in the recording of impairment losses. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets in the consolidated financial statements for further details.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and the indefinite-lived intangible asset requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected revenue growth rates and EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, including discount rates, relevant market multiples, company share price and other market factors, then our reporting unit or the indefinite-lived intangible asset might become impaired in the future, negatively impacting our operating results and financial position. Factors that could result in the cash flows being lower than the current estimates include decreased revenue caused by unforeseen changes in the healthcare market or the Company's business, or the inability to achieve the estimated operating margins in the forecasts due to unforeseen factors. Additionally, changes in the broader economic environments could cause changes to the estimated discount rates and comparable company valuation indicators which may impact the estimated fair values. As the carrying amounts of goodwill and the Company’s trade name indefinite-lived intangible asset were impaired as of December 31, 2022 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates. Additionally, goodwill and indefinite-lived intangible assets associated with acquisitions that may occur in the future are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to impairment risk if business operating results or market conditions deteriorate.

To further illustrate sensitivity of the valuation models, if we had changed the assumptions used to estimate the fair value of our goodwill reporting unit and trade name indefinite-lived intangible asset in our most recent quantitative analysis in 2023, these isolated changes, which are reasonably possible to occur, would have led to the following approximate increase/(decrease) in the aggregate fair value of the reporting unit under the discounted cash flow analysis or trade name indefinite-lived intangible asset (in thousands):

	Discount rate		Terminal growth rate(1)		EBITDA margin		Royalty rate
	50 basis points		100 basis points		100 basis points		50 basis points
	Increase	Decrease	Increase	Decrease	Increase	Decrease	Increase	Decrease
Goodwill	$(40,000)	$45,000	$45,000	$(35,000)	$55,000	$(55,000)
Trade name	$(10,000)	$15,000	$10,000	$(10,000)			$35,000	$(35,000)
(1) An increase of 100 basis points to our assumed non-terminal revenue growth rates would result in approximately $50 million of an estimated increase to the fair value of our goodwill reporting unit, whereas a 100 basis point decrease would result in approximately $45 million of an estimated decrease to the fair value of our goodwill reporting unit.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies in the accompanying consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, this Item and the related disclosure is not required.

Item 8. Financial Statements and Supplementary Data
ATI Physical Therapy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of ATI Physical Therapy Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ATI Physical Therapy Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations and negative cash flows from operations and requires operational improvement in order to meet its obligations as they become due over the next twelve months and maintain compliance with debt covenants, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Goodwill and Trade Name Indefinite-Lived Intangible Asset – Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company completed the annual impairment analysis of goodwill by estimating the fair value of the reporting unit using an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected revenue growth rates and EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. The Company concluded that no goodwill impairment occurred during the year ended December 31, 2023. The Company completed the annual impairment analysis of the trade name indefinite-lived intangible asset by estimating its fair value using the relief from royalty method. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. The Company concluded that no trade name indefinite-lived intangible asset impairment occurred during the year ended December 31, 2023. As of December 31, 2023, the goodwill and trade name indefinite-lived intangible asset balances were $289.7 million and $245 million, respectively.
We identified goodwill and trade name indefinite-lived intangible asset impairment assessments as a critical audit matter because of the significant judgements made by management to estimate the respective fair values. This required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to (1) the selection of the discount rate, relevant market multiples, and forecasts of future revenues and EBITDA margins in estimating the fair value of the reporting unit and (2) the selection of the discount rate, royalty rate, and forecasts of future revenue in estimating the fair value of the trade name indefinite-lived intangible asset.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to (1) the discount rate, terminal growth rate, relevant market multiples, and forecasts of future revenues and EBITDA margins used by management to estimate the fair value of the reporting unit and (2) the selection of the discount rate, royalty rate, and forecasts of future revenue in estimating the fair value of the trade name indefinite-lived intangible asset, included the following, among others:
•We evaluated management’s ability to accurately forecast revenue and EBITDA margins by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s revenue and EBITDA margin forecasts by comparing the forecasts to:
◦Historical revenues and EBITDA margins.
◦Internal communications to the Board of Directors.
◦Forecasted information in industry reports. and certain of the Company’s peer companies.
•We evaluated the impact of changes in management’s forecasts of revenue and EBITDA margins from the October 1, 2023 annual measurement date to December 31, 2023.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rate, and (3) relevant market multiples by:
◦Testing the underlying source information and the mathematical accuracy of the calculations and developing a range of independent estimates and comparing those to the discount rates selected by management.
◦Testing the underlying source information and mathematical accuracy of the calculations and comparing the multiples selected by management to its guideline companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the tradename indefinite-lived intangible asset (1) valuation methodology, (2) discount rate, and (3) royalty rate by:
◦Testing the underlying source information and the mathematical accuracy of the calculations and developing a range of independent estimates and comparing those to the discount rates selected by management.
◦Testing the underlying source information and the mathematical accuracy of the calculations for the royalty rate.
Valuation of Net Patient Revenue and Related Accounts Receivable – Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
Net patient revenue and related accounts receivable (before the allowance for doubtful accounts) are recognized at an amount equal to the consideration the Company expects to receive from third-party payors, patients and others for services rendered when the performance obligations under the terms of the contract are satisfied. For the year ended December 31, 2023 net patient revenue was $636.1 million and accounts receivable (before allowance for doubtful accounts) was $136.6 million.

To determine the transaction price associated with the contract with the patient, the Company includes the estimated effects of any variable consideration, such as contractual allowances, denials allowances and implicit price concessions. When the Company has written payment contracts with third-party payors with negotiated prices for services (contracted payors), the Company determines the transaction price using the negotiated contractual rates to estimate contractual allowances as compared to established rates; additional variable consideration for denial allowances is estimated using a portfolio approach that incorporates whether or not the Company has historical differences from negotiated contractual rates due to non-compliance with contract provisions. When the Company does not have written payment contracts with third-party payors (non-contracted payors), the Company determines the transaction price using a portfolio approach to estimate variable consideration for contractual allowances, denial allowances and implicit price concessions based on historical collections experience for claims with similar characteristics, such as location of service and type of third-party payor, in relation to its established rates. In its evaluation of the transaction price, management assesses historical collection experience in relation to contracted rates, or for non-contracted payors, established rates. The practice of applying historical collection experience to determine the revenue transaction price for current transactions involves significant judgment and estimation.
We identified the valuation of net patient revenue and related accounts receivable (before the allowance for doubtful accounts) as a critical audit matter because of the significant judgments made by management to estimate the transaction price associated with its contracts with customers. This required a high degree of auditor judgment and extensive audit effort, including the need to involve data analytics specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the valuation of net patient revenue and related accounts receivable (before the allowance for doubtful accounts).
How the Critical Audit Matter Was Addressed in the Audit
Our procedures related to net patient revenue and related accounts receivable (before the allowance for doubtful accounts) included the following, among others:
•We obtained an understanding of the Company’s methods and assumptions used to estimate the transaction price for net patient revenue and related accounts receivable (before the allowance for doubtful accounts).
•We inspected journal entries, with the assistance of data analytics specialists, in the net patient revenue population to identify and understand significant relationships between net patient revenue and related accounts affecting net patient revenue.
•We performed audit procedures on those related accounts determined to have a significant relationship with net patient revenue, including testing the existence of a sample of accounts receivable balances outstanding as of December 31, 2023.
•We tested the Company’s estimate of contractual and denial allowances by developing an independent expectation of the balance using historical cash collection rates applied to patient revenue before allowances remaining in accounts receivable as of December 31, 2023.
•We tested, on a sample basis, the accuracy and completeness of patient revenue transactions before allowances and historical cash collections data used to develop our independent expectation of the contractual and denial allowances.
•We evaluated the results of management’s retrospective comparison of cash collected subsequent to prior year end versus accounts receivable (before the allowance for doubtful accounts) as of prior year end to evaluate the reasonableness of the prior year estimate.

/s/ Deloitte and Touche LLP

Chicago, IL
February 27, 2024

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ATI Physical Therapy, Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of ATI Physical Therapy, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
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
/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 16, 2023, except for the effects of the reverse stock split discussed in Note 2 to the consolidated financial statements, as to which the date is February 27, 2024

We served as the Company's auditor from 2021 to 2023.

ATI Physical Therapy, Inc.
Consolidated Balance Sheets
($ in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$36,802	$83,139
Accounts receivable (net of allowance for doubtful accounts of $48,055 and $47,620 at December 31, 2023 and December 31, 2022, respectively)	88,512	80,673
Prepaid expenses	12,920	13,526
Insurance recovery receivable	23,981	933
Other current assets	4,367	9,107
Assets held for sale	2,056	6,755
Total current assets	168,638	194,133

Property and equipment, net	100,422	123,690
Operating lease right-of-use assets	194,423	226,092
Goodwill, net	289,650	286,458
Trade name and other intangible assets, net	245,858	246,582
Other non-current assets	4,290	2,030
Total assets	$1,003,281	$1,078,985

Liabilities, Mezzanine Equity and Stockholders' Equity:
Current liabilities:
Accounts payable	$14,704	$12,559
Accrued expenses and other liabilities	88,435	53,672
Current portion of operating lease liabilities	51,530	47,676
Liabilities held for sale	1,778	2,614
Total current liabilities	156,447	116,521

Long-term debt, net (1)	433,578	531,600
2L Notes due to related parties, at fair value	79,472	—
Warrant liability	3	98
Contingent common shares liability	578	2,835
Deferred income tax liabilities	21,367	18,886
Operating lease liabilities	185,602	218,424
Other non-current liabilities	1,696	1,834
Total liabilities	878,743	890,198
Commitments and contingencies (Note 17)
Mezzanine equity:
Series A Senior Preferred Stock, $0.0001 par value; 1.0 million shares authorized; 0.2 million shares issued and outstanding; $1,249.06 stated value per share at December 31, 2023; $1,108.34 stated value per share at December 31, 2022	220,393	140,340
Stockholders' equity:
Class A common stock, $0.0001 par value; 470.0 million shares authorized; 4.2 million shares issued, 4.0 million shares outstanding at December 31, 2023; 4.1 million shares issued, 4.0 million shares outstanding at December 31, 2022	—	—
Treasury stock, at cost, 0.007 million shares and 0.002 million shares at December 31, 2023 and December 31, 2022, respectively	(219)	(146)
Additional paid-in capital	1,308,119	1,378,716
Accumulated other comprehensive income	406	4,899
Accumulated deficit	(1,409,306)	(1,339,511)
Total ATI Physical Therapy, Inc. equity	(101,000)	43,958
Non-controlling interests	5,145	4,489
Total stockholders' equity	(95,855)	48,447
Total liabilities, mezzanine equity and stockholders' equity	$1,003,281	$1,078,985
(1) Includes $17.0 million of principal amount of debt due to related parties as of December 31, 2023.
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 31, 2023	December 31, 2022

Net patient revenue	$636,095	$575,940
Other revenue	62,921	59,731
Net revenue	699,016	635,671

Cost of services:
Salaries and related costs	382,370	357,982
Rent, clinic supplies, contract labor and other	208,593	202,568
Provision for doubtful accounts	11,251	13,869
Total cost of services	602,214	574,419
Selling, general and administrative expenses	118,728	114,724
Goodwill, intangible and other asset impairment charges	5,591	486,262
Operating loss	(27,517)	(539,734)
Change in fair value of 2L Notes	(24,471)	—
Change in fair value of warrant liability	(95)	(4,243)
Change in fair value of contingent common shares liability	(2,257)	(42,525)
Interest expense, net	61,039	45,278
Other expense, net	1,777	3,333
Loss before taxes	(63,510)	(541,577)
Income tax expense (benefit)	2,568	(48,530)
Net loss	(66,078)	(493,047)
Net income (loss) attributable to non-controlling interests	3,717	(668)
Net loss attributable to ATI Physical Therapy, Inc.	(69,795)	(492,379)
Less: Series A Senior Preferred Stock redemption value adjustments	38,958	—
Less: Series A Senior Preferred Stock cumulative dividend	23,219	17,876
Net loss available to common stockholders	$(131,972)	$(510,255)

Loss per share of Class A common stock:
Basic	$(31.93)	$(125.59)
Diluted	$(31.93)	$(125.59)
Weighted average shares outstanding:
Basic and diluted	4,133	4,063
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Comprehensive Loss
($ in thousands)

	Year Ended
	December 31, 2023	December 31, 2022

Net loss	$(66,078)	$(493,047)
Other comprehensive (loss) income:
Cash flow hedges	(4,493)	4,871
Comprehensive loss	(70,571)	(488,176)
Net income (loss) attributable to non-controlling interests	3,717	(668)
Comprehensive loss attributable to ATI Physical Therapy, Inc.	$(74,288)	$(487,508)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Changes in Stockholders' Equity
($ in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	3,948,199	$—	596	$(95)	$1,351,617	$28	$(847,132)	$7,089	$511,507
Issuance of 2022 Warrants	—	—	—	—	19,725	—	—	—	19,725
Vesting of restricted shares distributed to holders of ICUs	7,207	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock awards	12,684	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock awards	(944)	—	944	(51)	—	—	—	—	(51)
Non-cash share-based compensation	—	—	—	—	7,374	—	—	—	7,374
Other comprehensive income	—	—	—	—	—	4,871	—	—	4,871
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(1,932)	(1,932)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(668)	(668)
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(492,379)	—	(492,379)
Balance at December 31, 2022	3,967,146	$—	1,540	$(146)	$1,378,716	$4,899	$(1,339,511)	$4,489	$48,447
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(80,053)	—	—	—	(80,053)
Capital contribution from recognition of delayed draw asset	—	—	—	—	690	—	—	—	690
Vesting of restricted shares distributed to holders of ICUs	2,873	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	41,510	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(5,254)	—	5,254	(73)	—	—	—	—	(73)
Issuance of common stock for fractional adjustments related to Reverse Stock Split	26,346	—	—	—	—	—	—	—	—
Non-cash share-based compensation	—	—	—	—	8,766	—	—	—	8,766
Other comprehensive loss	—	—	—	—	—	(4,493)	—	—	(4,493)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(3,061)	(3,061)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	3,717	3,717
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(69,795)	—	(69,795)
Balance at December 31, 2023	4,032,621	$—	6,794	$(219)	$1,308,119	$406	$(1,409,306)	$5,145	$(95,855)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended
	December 31, 2023	December 31, 2022
Operating activities:
Net loss	$(66,078)	$(493,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill, intangible and other asset impairment charges	5,591	486,262
Depreciation and amortization	37,412	40,590
Provision for doubtful accounts	11,251	13,869
Deferred income tax provision	2,481	(48,573)
Non-cash lease expense related to right-of-use assets	47,926	48,253
Non-cash share-based compensation	8,766	7,374
Amortization of debt issuance costs and original issue discount	2,889	2,873
Non-cash interest expense	6,567	3,481
Loss on extinguishment of debt	444	2,809
Loss on disposal and sale of assets	1,743	9
Change in fair value of 2L Notes	(24,471)	—
Change in fair value of warrant liability	(95)	(4,243)
Change in fair value of contingent common shares liability	(2,257)	(42,525)
Change in fair value of non-designated derivative instrument	475	—
Changes in:
Accounts receivable, net	(18,604)	(12,573)
Insurance recovery receivable	(23,048)	7
Prepaid expenses and other current assets	3,595	(5,031)
Other non-current assets	(2,413)	39
Accounts payable	1,138	(48)
Accrued expenses and other liabilities	42,017	854
Operating lease liabilities	(47,732)	(53,628)
Other non-current liabilities	37	28
Medicare Accelerated and Advance Payment Program Funds	—	(12,288)
Net cash used in operating activities	(12,366)	(65,508)

Investing activities:
Purchases of property and equipment	(17,322)	(28,147)
Proceeds from sale of property and equipment	91	157
Proceeds from sale of clinics	355	77
Payment of holdback liabilities related to acquisitions	(490)	(135)
Net cash used in investing activities	(17,366)	(28,048)

Financing activities:
Proceeds from long-term debt	—	500,000
Proceeds from 2L Notes from related parties	3,243	—
Financing transaction costs	(6,287)	—
Deferred financing costs	(84)	(12,952)
Original issue discount	—	(10,000)
Principal payments on long-term debt	—	(555,048)
Proceeds from issuance of Series A Senior Preferred Stock	—	144,667
Proceeds from issuance of 2022 Warrants	—	20,333
Proceeds from revolving line of credit	35,000	48,200
Payments on revolving line of credit	(44,750)	—
Equity issuance costs and original issue discount	—	(4,935)
Payment of contingent consideration liabilities	(593)	(203)
Taxes paid on behalf of employees for shares withheld	(73)	(51)
Distribution to non-controlling interest holders	(3,061)	(1,932)
Net cash (used in) provided by financing activities	(16,605)	128,079

Changes in cash and cash equivalents:
Net decrease in cash and cash equivalents	(46,337)	34,523
Cash and cash equivalents at beginning of period	83,139	48,616
Cash and cash equivalents at end of period	$36,802	$83,139

Supplemental noncash disclosures:
Derivative changes in fair value (1)	$4,493	$(4,871)
Purchases of property and equipment in accounts payable	$2,645	$1,660
Exchange of Senior Secured Term Loan for related party 2L Notes	$100,000	$—
Debt discount on Senior Secured Term Loan	$(1,797)	$—
Capital contribution from recognition of delayed draw right asset	$690	$—
Series A Senior Preferred Stock dividends and redemption value adjustments	$80,053	$—

Other supplemental disclosures:
Cash paid for interest	$52,893	$41,617
Cash received from hedging activities	$5,380	$3,497
Cash (received from) paid for taxes	$(45)	$84
(1) Derivative changes in fair value related to unrealized loss (gain) on cash flow hedges, including the impact of reclassifications.
The accompanying notes to the consolidated financial statements are an integral part of these statements.

Note 1. Overview of the Company
ATI Physical Therapy, Inc., together with its subsidiaries (herein referred to as “we,” "our," “the Company,” “ATI Physical Therapy” and “ATI”), is a nationally recognized healthcare company, specializing in outpatient rehabilitation and adjacent healthcare services. The Company provides outpatient physical therapy services under the name ATI Physical Therapy and, as of December 31, 2023, had 896 clinics located in 24 states (as well as 18 clinics under management service agreements). ATI Physical Therapy, Inc., a Delaware corporation, was organized in 2020 originally under the name Fortress Value Acquisition Corp. II (herein referred to as "FAII" or "FVAC"). The Company offers a variety of services within its clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services. The Company’s direct and indirect wholly-owned subsidiaries include, but are not limited to, Wilco Holdco, Inc., ATI Holdings Acquisition, Inc. and ATI Holdings, LLC.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law providing reimbursement, grants, waivers and other funds to assist health care providers during the COVID-19 pandemic. The Company realized benefits under the CARES Act including, but not limited to, the receipt of Medicare Accelerated and Advance Payment Program ("MAAPP") funds and deferral of depositing the employer portion of Social Security taxes, interest-free and penalty-free. During the year ended December 31, 2022, the Company applied $12.3 million in MAAPP funds against the outstanding liability at that time. During the year ended December 31, 2022, the remaining obligations related to these benefits were applied and repaid.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company meets the SEC's definition of a "Smaller Reporting Company," and therefore qualifies for the SEC's reduced disclosure requirements for smaller reporting companies.
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
All information included in these consolidated financial statements and related notes has been adjusted, on a retrospective basis, to reflect the Reverse Stock Split.
Liquidity and going concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within twelve months after the date that these consolidated financial statements are issued.
The Company has negative operating cash flows, operating losses and net losses. For the year ended December 31, 2023, the Company had cash flows used in operating activities of $12.4 million, operating loss of $27.5 million and net loss of $66.1 million. These results are, in part, due to our current capital structure and trends experienced by the Company in recent years including a tight labor market for available physical therapy and other healthcare providers in the workforce, visit volume softness, decreases in rate per visit and increases in interest costs. If results of operations in the coming twelve months do not improve relative to the previous twelve months, the Company is at risk of insufficient funding to meet its obligations as they become due as well as non-compliance with its minimum liquidity financial covenant under its 2022 Credit Agreement.
In the Company's consolidated financial statements as of and for the periods ended December 31, 2023 and 2022, these conditions and events continue to raise substantial doubt about the Company's ability to continue as a going concern. In response to these conditions, management plans included refinancing the Company's debt under its 2022 Credit Agreement (as defined in Note 8) and improving operating results and cash flows.
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
Additionally, the Company experienced improvements in operations that resulted in reduced levels of operating cash outflows during the year ended December 31, 2023 relative to the same period in the prior year. A continued improvement in business results is necessary as there remains a risk that the Company may fail to meet its minimum liquidity covenant or be unable to fund anticipated cash requirements and obligations as they become due in the future.

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
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Principles of consolidation
The consolidated financial statements include the financial statements of the Company, its subsidiaries, and entities for which the Company has a controlling financial interest, including variable interest entities ("VIEs") for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation, and net earnings are reduced by the portion of net earnings attributable to non-controlling interests.
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
As of December 31, 2023 and 2022, total assets of RSFH were $10.6 million and $10.1 million, respectively, and total liabilities were $4.9 million and $5.0 million, respectively. In general, the assets are available primarily for the settlement of obligations of RSFH.

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
Cash, cash equivalents and restricted cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less when issued. Restricted cash consists of cash held as collateral in relation to the Company's corporate card agreement. Restricted cash included within cash and cash equivalents as presented within our consolidated balance sheets as of December 31, 2023 and December 31, 2022, and our consolidated statements of cash flows for the year ended December 31, 2023 and December 31, 2022 was $0.8 million.
Accounts receivable
The Company's accounts receivable are reported net of contractual allowances, denials allowances and allowances for doubtful accounts. The majority of accounts receivable are due from commercial insurance companies, workers' compensation plans, auto personal injury claims and government health programs, such as Medicare or Medicaid. The Company reports accounts receivable at an amount equal to the consideration the Company expects to receive in exchange for providing healthcare services to its patients.
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
There is a contract between the Company and the patient upon each visit resulting in the Company’s performance obligation to provide services to the patient. Generally, the performance obligation is satisfied as the patient receives physical therapy services provided by the Company, as each service provided is distinct and future services rendered are not dependent on previously rendered services. The Company has separate contractual agreements (written or implied) with third-party payors (e.g., insurers, managed care programs, government programs, workers' compensation) that provide for payments to the Company at amounts different from its established rates; the difference between the Company's established rates and amounts paid by third-party payors represent explicit price concessions in the form of contractual allowances or denials allowances. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third-party payors. The payor contracts do not indicate performance obligations of the Company but indicate reimbursement rates for patients who are covered by those payors when the services are provided.
To determine the transaction price associated with the contract, the Company includes the estimated effects of any variable consideration, such as contractual allowances, denials allowances and implicit price concessions. When the Company has written payment contracts with third-party payors with negotiated prices for services (contracted payors), the Company determines the transaction price using the negotiated contractual rates to estimate contractual allowances as compared to established rates; additional variable consideration for denial allowances is estimated using a portfolio approach that incorporates whether or not the Company has historical differences from negotiated contractual rates due to non-compliance with contract provisions.
When the Company does not have written payment contracts with third-party payors (non-contracted payors), the Company determines the transaction price using a portfolio approach to estimate variable consideration for contractual allowances, denial allowances and implicit price concessions based on historical collections experience for claims with similar characteristics, such as location of service and type of third-party payor, in relation to its established rates.
For both contracted and non-contracted payors, any subsequent changes in estimate of the transaction price is recorded as a revenue adjustment. Management believes that calculating at the portfolio level would not differ materially from considering each patient account separately.
The Company continually reviews the transaction price estimation process to consider updates to laws and regulations and changes in third-party payor contractual terms that result from contract renegotiations and renewals. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors and government entities, which are often subject to interpretation, the Company may receive reimbursement for healthcare services that is different from the estimates, and such differences could be material.

Provision for doubtful accounts
For contracted payors, the Company records an estimated provision for doubtful accounts using a portfolio approach based on historical collections experience for claims with similar characteristics, such as location of service and type of third-party payor, at the time net patient revenue is recognized. Any subsequent impairment of the related receivable is recorded as provision for doubtful accounts. The provision for doubtful accounts is included in cost of services in the consolidated statements of operations. When it is determined that a customer account is uncollectible, that balance is written off against the existing allowance.
Other revenue
Revenue from the ATI Worksite Solutions ("AWS") business is derived from on-site services provided to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. The Company accounts for AWS services as single performance obligations satisfied over time. Revenue from AWS is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration the Company expects to receive in exchange for providing services to its clients, which is variable in nature and determined based on the number of hours and respective rate for services provided in a given period.
Revenues from Management Service Agreements (“MSA”) are derived from contractual arrangements whereby the Company manages a non-controlled clinic or clinics for third-party owners. The Company does not have any ownership interest in these clinics. The Company accounts for MSA services as single performance obligations satisfied over time. Typically, the transaction price is variable in nature and revenue is determined based on the number of visits conducted at the clinic and recognized when services per the contractual arrangements are performed. Costs, primarily salaries for the Company’s employees, are recorded when incurred.
Other revenue includes physical or occupational therapy services and athletic training provided on-site, such as at schools and industrial worksites. Contract terms and rates are agreed to in advance between the Company and the third-parties. Services are typically performed over the contract period, and revenue is recorded as services are performed. If the services are paid in advance, revenue is deferred and recognized as the services are performed.
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
Impairment of long-lived assets
The Company reviews the recoverability of long-lived assets, including operating lease right-of-use assets, whenever events or circumstances occur indicating that the carrying value of the asset may not be recoverable. If the undiscounted cash flows related to the long-lived asset or asset group are not sufficient to recover the remaining carrying value of such asset or asset group, an impairment charge is recognized for the excess carrying amount over the fair value of the asset or asset group. The Company noted triggering events during 2023 and 2022 which resulted in the recording of impairment losses of $5.6 million and $3.0 million for the years ended December 31, 2023 and 2022, respectively.
Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill and indefinite-lived intangible assets under Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate that impairment may exist. The Company did not note any triggering events during 2023 that resulted in the recording of an impairment loss, but noted triggering events during 2022 which resulted in the recording of impairment losses. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets for further details. Due to the current economic uncertainty resulting from rising interest rates, inflation and other macroeconomic factors, the Company will continue to review the carrying amounts of goodwill and indefinite-lived assets for potential triggering events.
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

Goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment. If the impairment test indicates that the carrying value of the reporting unit exceeds its fair value, then a goodwill impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. Fair value is determined using valuation techniques based on estimates, judgments and assumptions the Company believes are appropriate in the circumstances. The Company completed the annual impairment analysis of goodwill as of October 1, 2023 by estimating its fair value using an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected revenue growth rates and EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples. The Company completed the annual impairment analysis of the indefinite-lived intangible asset as of October 1, 2023 by estimating its fair value using the relief from royalty method. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate.
Deferred financing costs
Original debt issuance discounts and costs incurred related to debt financing are recorded as a reduction to debt and amortized ratably over the term of the related debt agreement, using the effective interest method. Deferred financing costs related to revolving credit facilities are recognized as assets and amortized ratably over the term of the related agreement using the effective interest method. Deferred financing costs are amortized to interest expense, net in the Company’s consolidated statements of operations. The Company recognized amortization of deferred debt issuance costs of $1.6 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively. The Company recognized amortization of original debt issuance discounts of $1.3 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.
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
Warrant liability
The Company accounts for its outstanding IPO Warrants in accordance with the guidance contained in ASC Topic 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the IPO Warrants do not meet the criteria for equity treatment thereunder. As such, each IPO Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in change in fair value of warrant liability in the Company’s consolidated statements of operations.

Contingent common shares liability
The Company accounts for its potential Earnout Shares and Vesting Shares as a liability in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in change in fair value of contingent common shares liability in the Company’s consolidated statements of operations.
Non-controlling interests in consolidated affiliates
The consolidated financial statements include all assets, liabilities, revenues and expenses of less-than-100%-owned affiliates where the Company has a controlling financial investment. The Company has separately reflected net income (loss) attributable to the non-controlling interests in net income (loss) in the consolidated statements of operations.
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
Refer to Note 14 - Fair Value Measurements for valuation techniques and inputs related to the Company's financial instruments and share-based liabilities.
2L Notes
The guidance in ASC Topic 825, Financial Instruments, provides a fair value option that allows companies to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in the Company's consolidated balance sheets from those instruments using another accounting method.

The 2L Notes are accounted for as a liability in the Company's consolidated balance sheets. The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in change in fair value of 2L Notes in the Company’s consolidated statements of operations. Any changes in fair value related to changes in the Company's credit risk is recognized as a component of accumulated other comprehensive income (loss).
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
ASC 740 provides guidance on how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. A tax position that meets the more-likely-than-not recognition threshold is measured and recognized in the consolidated financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Tax positions deemed to not meet a more-likely-than-not threshold may not be recognized in the financial statements. The Company reviews these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and if any tax uncertainties were identified, the Company would recognize them accordingly. The liability relating to uncertain tax positions is classified as current in the consolidated balance sheets to the extent the Company anticipates making a payment within one year. The Company did not identify any uncertain tax positions in the years ended December 31, 2023 and December 31, 2022. Interest and penalties associated with income taxes are classified in the income tax expense (benefit) line in the consolidated statements of operations.
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
Advertising costs
Advertising costs are expensed as incurred or when services are rendered. Advertising costs included in cost of services were $2.9 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively. Advertising costs included in selling, general and administrative expenses were $4.5 million and $4.7 million for the years ended December 31, 2023 and 2022, respectively.

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
Loss per share
The Company applies the guidance in ASC Topic 260, Earnings Per Share, in its computation of loss per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the impact of securities that would have a dilutive effect on basic loss per share, if any. Refer to Note 18 - Loss per Share for more information.
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
The ROU asset is subject to testing for impairment if there is an indicator for impairment, in accordance with the impairment accounting guidance for long-lived assets. The Company noted triggering events during 2023 and 2022 which resulted in the recording of ROU asset impairment losses of $2.3 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively, which are included in total long-lived asset impairment losses. The amortization of operating lease ROU assets and the accretion of operating lease liabilities are reported together as fixed lease expense. The fixed lease expense is recognized on a straight-line basis over the life of the lease. If the ROU asset has been impaired, lease expense is no longer recognized on a straight-line basis. The lease liability continues to amortize using the effective interest method, while the ROU asset is subsequently amortized on a straight-line basis.

Some of the Company’s operating leases include variable lease payments, which include periodic adjustments of the Company's payments for the use of the asset based on changes in factors such as consumer price indices, fair market value, tax rates imposed by taxing authorities or lessor cost of insurance. To the extent they are not included in operating lease liabilities and operating lease ROU assets, these variable lease payments are recognized as incurred. Additionally, the Company makes payments for property taxes, insurance, common area maintenance or other services and accounts for these costs as variable lease payments since the Company elected the practical expedient within ASC 842 to not separate lease and non-lease components within lease transactions for all classes of assets.
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
Recent accounting pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides guidance to improve the disclosures for reportable segments through enhanced disclosures about significant segment expenses. This ASU is effective for the Company's annual financial statements to be issued for the year ended December 31, 2024, and the Company's interim financial statements during the year ended December 31, 2025, with early adoption permitted. This ASU shall be applied on a retrospective basis for all prior periods presented in the financial statements. The Company expects to adopt this new accounting standard in its Annual Report on Form 10-K for the year ended December 31, 2024, and does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides guidance to improve the disclosures for income taxes primarily through enhanced rate reconciliation and income taxes paid disclosures. This ASU is effective for the Company's annual financial statements to be issued for the year ended December 31, 2025, with early adoption permitted, and shall be applied on a prospective basis. The Company expects to adopt this new accounting standard in its Annual Report on Form 10-K for the year ended December 31, 2025, and does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.
Note 3. Divestitures
Clinics held for sale
During the fourth quarter of 2023, the Company classified the assets and liabilities of certain clinics as held for sale as a result of the Company's decision to sell the clinics. The divestiture transactions are anticipated to be completed within twelve months. The clinics did not meet the criteria to be classified as discontinued operations.

During the fourth quarter of 2022, the Company classified the assets and liabilities of certain clinics as held for sale as a result of the Company's decision to sell the clinics. The divestiture transactions were anticipated to be completed within twelve months. The clinics did not meet the criteria to be classified as discontinued operations. During the first quarter of 2023, the Company completed a portion of its anticipated divestiture transactions, which were immaterial. During the second quarter of 2023, the Company concluded the remaining anticipated divestiture transactions were no longer probable due to the Company's decision to retain the clinics. As a result, the remaining assets and liabilities previously classified as held for sale were reclassified as held and used into the respective line items within the consolidated balance sheet.
Major classes of assets and liabilities classified as held for sale as of December 31, 2023 and December 31, 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivable, net	$—	$486
Prepaid expenses	—	23
Property and equipment, net	674	1,113
Operating lease right-of-use assets	1,382	1,929
Goodwill, net	—	3,192
Other non-current assets	—	12
Total assets held for sale	$2,056	$6,755

Accounts payable	$—	$22
Accrued expenses and other liabilities	—	201
Current portion of operating lease liabilities	357	685
Operating lease liabilities	1,421	1,706
Total liabilities held for sale	$1,778	$2,614
Note 4. Revenue from Contracts with Customers
The following table disaggregates net revenue by major service line for the periods indicated below (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Net patient revenue	$636,095	$575,940
ATI Worksite Solutions (1)	37,219	35,515
Management Service Agreements (1)	14,831	12,857
Sports Medicine and other revenue (1)	10,871	11,359
	$699,016	$635,671
(1)ATI Worksite Solutions, Management Service Agreements and Sports Medicine and other revenue are included within other revenue on the face of the consolidated statements of operations.

The following table disaggregates net patient revenue for each associated payor class as a percentage of total net patient revenue for the periods indicated below:

	Year Ended
	December 31, 2023	December 31, 2022
Commercial	58.6%	57.6%
Government	23.2%	24.2%
Workers’ compensation	11.7%	12.4%
Other (1)	6.5%	5.8%
	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury reimbursement.
Note 5. Goodwill, Trade Name and Other Intangible Assets
Our indefinite-lived intangible asset consists of the ATI trade name. We test the indefinite-lived intangible asset for impairment on an annual basis as of October 1. While the Company concluded that no indefinite-lived intangible asset impairment existed at the time of annual impairment tests performed for the years ended December 31, 2023 and 2022, the Company noted separate interim triggering events during 2022 which resulted in the recording of impairment losses. For the annual impairment test performed in 2022, no impairment existed as of October 1 since impairment was recorded on September 30.
The Company has one reporting unit for purposes of the Company’s goodwill impairment test, which is completed as of October 1. While the Company concluded that no goodwill impairment existed at the time of the annual impairment test performed for the years ended December 31, 2023 and 2022, the Company noted separate interim triggering events during 2022 which resulted in the recording of impairment losses. For the annual impairment test performed in 2022, no impairment existed as of October 1 since impairment was recorded on September 30.
Changes in the carrying amount of goodwill during the current year consisted of the following (in thousands):

Goodwill at December 31, 2022 (1)	$286,458
Impairment charges (2)	—
Reclassifications to held and used	3,192
Goodwill at December 31, 2023 (1)	$289,650
(1) Net of accumulated impairment losses of $1,045.7 million.
(2) The Company did not note any triggering events during the year ended December 31, 2023 that resulted in the recording of an impairment loss.

The table below summarizes the Company’s carrying amount of trade name and other intangible assets at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Gross intangible assets:
ATI trade name (1)	$245,000	$245,000
Non-compete agreements	2,395	2,395
Other intangible assets	640	640
Accumulated amortization:
Accumulated amortization – non-compete agreements	(1,807)	(1,126)
Accumulated amortization – other intangible assets	(370)	(327)
Total trade name and other intangible assets, net	$245,858	$246,582
(1) Not subject to amortization.
Amortization expense for the years ended December 31, 2023 and 2022 was immaterial. The Company estimates that amortization expense related to intangible assets will be immaterial over the next five fiscal years and thereafter.
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
As it was determined that it was more likely than not that the fair value of our trade name indefinite-lived intangible asset was below its carrying value, the Company performed an interim quantitative impairment test as of the March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 balance sheet dates. The Company utilized the relief from royalty method to estimate the fair value of the trade name indefinite-lived intangible asset. The key assumptions associated with determining the estimated fair value included projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate. As a result of the analyses, during the year ended December 31, 2022, the Company recognized $164.4 million in non-cash interim impairments in goodwill, intangible and other asset impairment charges in its consolidated statements of operations, which represented the difference between the estimated fair value of the Company’s trade name indefinite-lived intangible asset and its carrying value.
As it was determined that it was more likely than not that the fair value of our single reporting unit was below its carrying value, the Company performed an interim quantitative impairment test with respect to goodwill. In order to determine the fair value of our single reporting unit, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value included projected revenue growth rates, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, the terminal growth rate, the discount rate and relevant market multiples. As a result of the analyses, during the year ended December 31, 2022, the Company recognized $318.9 million in non-cash interim impairments in goodwill, intangible and other asset impairment charges in its consolidated statements of operations, which represented the difference between the estimated fair value of the Company’s single reporting unit and its carrying value.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and the indefinite-lived intangible asset requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected revenue growth rates and EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, including discount rates, relevant market multiples, company share price and other market factors, then our reporting unit or the indefinite-lived intangible asset might become impaired in the future, negatively impacting our operating results and financial position. Factors that could result in the cash flows being lower than the current estimates include decreased revenue caused by unforeseen changes in the healthcare market or the Company's business, or the inability to achieve the estimated operating margins in the forecasts due to unforeseen factors. Additionally, changes in the broader economic environments could cause changes to the estimated discount rates and comparable company valuation indicators which may impact the estimated fair values. As the carrying amounts of goodwill and the Company’s trade name indefinite-lived intangible asset were impaired as of December 31, 2022 and written down to fair value, those amounts are more susceptible to an impairment risk if there are unfavorable changes in assumptions and estimates.
Note 6. Property and Equipment
Property and equipment consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Equipment	$37,980	$38,102
Furniture and fixtures	14,311	17,215
Leasehold improvements	178,888	191,182
Automobiles	4	19
Computer equipment and software	108,749	102,651
Construction-in-progress	2,134	3,727
	342,066	352,896
Accumulated depreciation and amortization	(241,644)	(229,206)
Property and equipment, net (1)	$100,422	$123,690
(1) Excludes $0.7 million and $1.1 million reclassified as held for sale as of December 31, 2023 and December 31, 2022, respectively. Refer to Note 3 - Divestitures for additional information.
Property and equipment includes internally developed computer software costs in the amount of $66.1 million and $64.3 million as of December 31, 2023 and 2022, respectively. The related amortization expense was $7.7 million and $8.2 million for the years ended December 31, 2023 and 2022, respectively.
Depreciation and amortization expense is recorded within rent, clinic supplies, contract labor and other and selling, general and administrative expenses within the consolidated statements of operations, depending on the use of the underlying fixed assets. The depreciation and amortization expense recorded in rent, clinic supplies, contract labor and other relates to revenue-generating assets, which primarily includes clinic leasehold improvements and therapy equipment. The depreciation and amortization expense included in selling, general and administrative expenses is related to infrastructure items, such as corporate leasehold improvements, computer equipment and software.

The following table presents the amount of depreciation and amortization expense related to property and equipment recorded in rent, clinic supplies, contract labor and other and selling, general and administrative expenses in the Company’s consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Rent, clinic supplies, contract labor and other	$25,179	$27,429
Selling, general and administrative expenses	11,509	12,417
Total depreciation expense	$36,688	$39,846
Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Salaries and related costs	$37,630	$28,949
Accrued legal settlement (1)	21,324	1,015
Credit balances due to patients and payors	7,712	6,117
Accrued professional fees	4,146	4,536
Accrued interest	4,913	762
Accrued occupancy costs	2,593	2,410
Accrued contract labor	2,255	4,483
Other payables and accrued expenses	7,862	5,400
Total	$88,435	$53,672
(1) Includes estimated liability of $20.0 million related to settlement agreement in principle as of December 31, 2023. Refer to Note 17 - Commitments and Contingencies for additional information.

Note 8. Borrowings
Long-term debt, net consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Senior Secured Term Loan (1, 2) (due February 24, 2028)	$410,048	$503,481
Revolving Loans (3) (due February 24, 2027)	38,450	48,200
Less: unamortized debt issuance costs	(7,395)	(11,137)
Less: unamortized original issue discount	(7,525)	(8,944)
Total debt, net	433,578	531,600
Less: current portion of long-term debt	—	—
Long-term debt, net	$433,578	$531,600
(1) Interest rate of 12.7% and 12.1% at December 31, 2023 and December 31, 2022, respectively, with interest payable in designated installments at a variable interest rate. The effective interest rate for the Senior Secured Term Loan was 13.9% and 13.1% at December 31, 2023 and December 31, 2022, respectively.
(2) The Company has paid a portion of its interest in-kind on its Senior Secured Term Loan by capitalizing and adding such interest to the principal amount of the debt. As of December 31, 2023 and December 31, 2022, the Company has recognized total paid-in-kind interest in the amount of $10.0 million and $3.5 million, respectively.
(3) Weighted average interest rate of 9.5% and 8.3% at December 31, 2023 and December 31, 2022, respectively, with interest payable in designated installments at a variable interest rate.
2L Notes due to related parties, at fair value consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
2L Notes due to related parties, at fair value	$79,472	$—
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
The Company accounted for the exchange as a debt extinguishment and recognized $0.4 million in loss on debt extinguishment during the year ended December 31, 2023. The loss on debt extinguishment consisted of various offsetting components, including the derecognition of $4.3 million of unamortized deferred financing costs and original issue discount on the Senior Secured Term Loan and the recognition of $0.7 million of fair value premium at issuance on the 2L Notes, offset by the recognition of $2.8 million in delayed draw right assets related to the commitment provided by certain lenders and the recognition of $1.8 million of incremental original issue discount on the Senior Secured Term Loan. The loss on debt extinguishment associated with the 2023 Debt Restructuring has been reflected in other expense, net in the consolidated statements of operations.

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
The following table presents approximate changes in outstanding shares of Series B Preferred Stock since the Closing Date and associated equivalent common stock voting rights at the end of the period (in thousands):

December 31, 2023
Series B Preferred Stock, shares at Closing Date	103
Increase (decrease) in shares during period	5
Series B Preferred Stock, shares at end of period	108

Common stock voting rights, as converted basis(1)	8,377
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
The 2L Notes are accounted for as a liability in the Company's consolidated balance sheets. The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's statements of operations. The interest cost associated with the 2L Notes is accounted for as part of the change in fair value of the 2L Notes. As a result of applying the fair value option, direct costs and fees related to the issuance of the 2L Notes were expensed as incurred. As of December 31, 2023, the principal amount and estimated fair value of the 2L Notes were approximately $107.8 million and $79.5 million, respectively. Refer to Note 14 - Fair Value Measurements for further details on the fair value of the 2L Notes. Additionally, as of December 31, 2023, the effective interest rate on the 2L Notes was 8.0%.

The following table presents changes in the principal amount of the 2L Notes since the Closing Date (in thousands):

December 31, 2023
2L Notes, principal amount at Closing Date	$103,243
Paid-in-kind interest added during period	4,569
2L Notes, principal amount at end of period	$107,812
As of December 31, 2023, of the 2L Notes principal outstanding and due to related parties, approximately $54.7 million, $43.6 million and $9.5 million were outstanding with Knighthead, Marathon, and Onex, respectively.
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
Upon issuance, the Company accounted for the Delayed Draw Right as an asset at fair value, which represents the Company's option to draw funds subject to certain conditions. For Knighthead's and Marathon's portion of the Delayed Draw Right, the asset was recognized as part of the calculation of loss on debt extinguishment. For Caspian, the Delayed Draw Right was recognized as a capital contribution as there was no previous lender relationship with the Company with respect to the Senior Secured Term Loan. At the Closing Date, the Company recognized approximately $3.5 million in Delayed Draw Right assets, which is included in other current assets on the Company's consolidated balance sheets. Subsequently, the asset will be monitored for impairment. As of December 31, 2023, no impairment indicators were identified.
On January 30, 2024, the Company issued $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right, which are subject to the same terms as the convertible 2L Notes and associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion. Approximately $12.0 million, $8.0 million, and $5.0 million of the 2L Notes were issued to Knighthead, Marathon and Caspian, respectively.
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

The 2022 Credit Facility refinanced and replaced the Company's prior credit facility for which Barclays Bank PLC served as administrative agent for a syndicate of lenders. The Company paid $555.0 million to settle its previous term loan (the "2016 First Lien Term Loan"). The Company accounted for the transaction as a debt extinguishment and recognized $2.8 million in loss on debt extinguishment during the year ended December 31, 2022 related to the derecognition of the remaining unamortized deferred financing costs and unamortized original issue discount in conjunction with the debt repayment. The loss on debt extinguishment associated with the repayment of the 2016 First Lien Term Loan has been reflected in other expense, net in the consolidated statements of operations.
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
Senior Secured Term Loan
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company was able to elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The Company elected to pay a portion of its interest in-kind beginning in the third quarter of 2022 through the completion of the first year under the agreement. As of December 31, 2023, borrowings on the Senior Secured Term Loan bear interest at 12.7%, consisting of 12-month SOFR, subject to a 1.0% floor, plus a credit spread of 7.25%. As of December 31, 2023, the effective interest rate on the Senior Secured Term Loan was 13.9% and the outstanding principal amount was $410.0 million, of which $17.0 million was due to related parties and is primarily attributable to Onex. Beginning in October 2023, the Company is no longer incurring the incremental 1.0% paid-in-kind interest on its Senior Secured Term Loan based on its achievement of the required financial metrics under the terms of the 2023 Debt Restructuring.
Revolving Loans
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. In December 2022, the Company drew $48.2 million in Revolving Loans. During 2023, the Company repaid approximately $44.8 million in Revolving Loans and drew an additional $35.0 million in Revolving Loans. As of December 31, 2023, $38.5 million in Revolving Loans were outstanding and bearing interest at a weighted average rate of 9.5%, consisting of 3-month SOFR plus a credit spread of approximately 4.1%. Beginning in October 2023, the Company is no longer incurring the incremental 1.0% interest on its Revolving Loans based on its achievement of the required financial metrics under the terms of the 2023 Debt Restructuring.
Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans were $0.5 million as of December 31, 2023, and $0.6 million as of December 31, 2022.

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
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. In accordance with Amendment No. 2 to the Credit Agreement, the financial covenants require the Company to maintain $30.0 million of minimum liquidity, as defined in the agreement, at each test date through the first quarter of 2023, $25.0 million of minimum liquidity for the second quarter of 2023, $15.0 million of minimum liquidity through the fourth quarter of 2023 and $10.0 million of minimum liquidity through the fourth quarter of 2024. Additionally, beginning in the first quarter of 2025, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 11.00:1.00. The net leverage ratio covenant decreases each subsequent quarter through the second quarter of 2026 to 7.00:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of December 31, 2023, the Company is in compliance with its minimum liquidity financial covenant.
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
The Company had letters of credit totaling $6.5 million and $1.8 million under the letter of credit sub-facility on the Revolving Loans as of December 31, 2023 and December 31, 2022, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.

Aggregate maturities of the Company's borrowings at December 31, 2023 are as follows (in thousands):

2024	$—
2025	—
2026	—
2027	38,450
2028	517,860
Thereafter	—
Total future maturities(1)	556,310
Unamortized original issue discount and debt issuance costs	(14,920)
2L Notes due to related parties, principal amount(1, 2)	(107,812)
Long-term debt, net(1)	$433,578
(1) Excludes any contractual paid-in-kind interest that may be accrued and added to the principal amounts between now and the respective maturity dates.
(2) The principal amount of the 2L Notes differs from the estimated fair value presented on the consolidated balance sheet. Refer to Note 14 - Fair Value Measurements for further details on the fair value of the 2L Notes.
Note 9. Employee Benefit Plans
The Company maintains a defined contribution 401(k) retirement plan for its full-time employees. The plan allows all participants to make elective pretax contributions of up to 100% of their compensation, up to a maximum amount as limited by law. The Company makes matching contributions to the plan on behalf of the employee in the amount of 50% of the first 6% of the contributing participant’s elective deferral contribution. Matching contributions to the plan were $5.4 million and $4.9 million for the years ended December 31, 2023 and 2022, respectively.
The following table presents the Company’s matching contributions to the plan recorded in salaries and related costs and selling, general and administrative expenses in the consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022

Salaries and related costs	$4,803	$4,374
Selling, general and administrative expenses	592	559
Total	$5,395	$4,933
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

Wilco Acquisition, LP 2016 Equity Incentive Plan
Prior to the Business Combination transaction on June 16, 2021 between Wilco Holdco, Inc. and FAII (the "Business Combination"), Wilco Acquisition, LP was the parent company of Wilco Holdco, Inc. and its subsidiaries. In 2016, the Company adopted the Wilco Acquisition, LP 2016 Equity Incentive Plan (the “2016 Plan”) under which, prior to the Business Combination, it granted profit interests of Wilco Acquisition, LP in the form of Incentive Common Units ("ICUs"), to members of management, key employees and independent directors of Wilco Acquisition, LP and its subsidiaries. The ICUs granted consisted of awards subject to service-based vesting and performance-based vesting.
Following the closing of the Business Combination, holders of ICUs were entitled to a distribution of a number of Class A common shares of ATI Physical Therapy, Inc. based on the distribution priorities under the Wilco Acquisition, LP limited partnership agreement. The shares related to vested service-based ICUs were distributed as unrestricted Class A common shares of ATI. The shares related to unvested service-based ICUs were distributed as restricted Class A common shares of ATI eligible to vest over the shorter of: (a) the existing vesting schedule applicable to the underlying ICUs, or (b) in installments on each quarterly anniversary of the closing over three years post-closing of the Business Combination, subject to the grantee's continued service through each vesting date. The shares related to performance-based ICUs were distributed to holders as restricted Class A common shares of ATI eligible to vest in installments on each quarterly anniversary of the closing over the shorter of: (a) the eight-year period from the original grant date of the underlying ICUs, or (b) three years post-closing of the Business Combination, subject to the grantee’s continued service through each vesting date. Based on the terms of the performance-based ICUs, the performance-based awards follow the treatment of an initial public offering ("IPO") as a result of the Business Combination and, therefore, converted to service-based vesting requirements.
Pursuant to the 2016 Plan, total share-based compensation expense recognized in the years ended December 31, 2023 and 2022 was $0.6 million and $1.1 million, respectively. There were no awards granted under the 2016 Plan during the year ended December 31, 2023. For the year ended December 31, 2023, vestings related to shares distributed to holders of ICUs were immaterial, and forfeitures related to shares distributed to holders of ICUs were immaterial. As of December 31, 2023, the remaining unvested restricted shares distributed to holders of ICUs and unrecognized compensation expense were immaterial.
ATI 2021 Equity Incentive Plan
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which it may grant equity interests of ATI Physical Therapy, Inc., in the form of stock options, stock appreciation rights, restricted stock awards and restricted stock units, to members of management, key employees and independent directors of the Company and its subsidiaries. The Compensation Committee is authorized to make grants and to make various other decisions under the 2021 Plan. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 1.2 million. As of December 31, 2023, approximately 0.2 million shares were available for future grant.
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
Pursuant to the 2021 Plan, total share-based compensation expense related to stock options recognized in the years ended December 31, 2023 and 2022 was approximately $1.5 million and $1.3 million, respectively.

The following table summarizes the activity of stock options for the year ended December 31, 2023 (aggregate intrinsic value in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	106,495	$92.14	9.1	$—
Granted	—	—	N/A	N/A
Adjustments	2,676	87.00	N/A	N/A
Exercised	—	—	N/A	—
Forfeited/Cancelled	(9,886)	96.46	N/A	N/A
Outstanding, December 31, 2023	99,285	$91.73	8.2	$—

Exercisable, December 31, 2023	32,181	$99.93	8.1	$—
Unvested, December 31, 2023	67,104	$87.80	8.2	$—
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
The following table summarizes the weighted-average grant-date fair value and assumptions used to develop the fair value estimates for the options granted in 2022. No stock options were granted under the 2021 Plan during the year ended December 31, 2023:

2022
Weighted-average grant-date fair value of options	$48.79
Risk-free interest rate	1.74%
Term (years)	6.2
Volatility	61.19%
Expected dividend	—%
As of December 31, 2023, the unrecognized compensation expense related to stock options was $2.4 million, to be recognized over a weighted-average period of 1.9 years.
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
Pursuant to the 2021 Plan, total share-based compensation expense related to RSUs recognized in the years ended December 31, 2023 and 2022 was approximately $6.2 million and $4.4 million, respectively.

The following table summarizes the activity of unvested RSUs and the respective weighted-average grant date fair value per RSU for the year ended December 31, 2023:

	2023
	RSUs	Weighted-Average Grant Date Fair Value
Outstanding and unvested, beginning of year	84,283	$99.46
Granted	762,201	16.58
Vested	(39,145)	101.33
Forfeited	(39,975)	30.22
Outstanding and unvested, end of year	767,364	$20.56
During the year ended December 31, 2022, the Company granted approximately 0.1 million RSUs with a weighted-average grant date fair value of $104.51. During the years ended December 31, 2023 and 2022, the fair value of vested RSUs was $4.0 million and $1.8 million, respectively.
As of December 31, 2023, the unrecognized compensation expense related to RSUs was $10.9 million, to be recognized over a weighted-average period of 2.0 years.
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
Pursuant to the 2021 Plan, total share-based compensation expense related to RSAs recognized in the years ended December 31, 2023 and 2022 was approximately $0.4 million and $0.5 million, respectively.
The following table summarizes the activity of unvested RSAs and respective weighted-average grant date fair value per RSA for the year ended December 31, 2023:

	2023
	RSAs	Weighted-Average Grant Date Fair Value
Outstanding and unvested, beginning of year	3,391	$171.00
Granted	—	—
Vested	(2,233)	171.00
Forfeited	(83)	171.00
Outstanding and unvested, end of year	1,075	$171.00
No RSAs were granted during the years ended December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, the fair value of vested RSAs was $0.4 million and $0.5 million, respectively.
As of December 31, 2023, the unrecognized compensation expense related to RSAs was $0.2 million, to be recognized over a weighted-average period of 0.5 years.

Note 11. Mezzanine and Stockholders' Equity
ATI Physical Therapy, Inc. Series A Senior Preferred Stock
In connection with the 2022 Debt Refinancing, the Company issued 165,000 shares of non-convertible preferred stock (the "Series A Senior Preferred Stock") plus warrants to purchase 0.1 million shares of the Company's common stock at an exercise price of $150.00 per share (the "Series I Warrants") and warrants to purchase 0.1 million shares of the Company's common stock at an exercise price equal to $0.50 per share (the "Series II Warrants"). The shares of the Series A Senior Preferred Stock have a par value of $0.0001 per share and an initial stated value of $1,000 per share, for an aggregate initial stated value of $165.0 million. The Company is authorized to issue 1.0 million shares of preferred stock per the Certificate of Designation. As of December 31, 2023, there was 0.2 million shares of Series A Senior Preferred Stock issued and outstanding.
The gross proceeds received from the issuance of the Series A Senior Preferred Stock and the Series I and Series II Warrants were $165.0 million during the year ended December 31, 2022, which was allocated among the instruments based on the relative fair values of each instrument. Of the gross proceeds, $144.7 million was allocated to the Series A Senior Preferred Stock, $5.1 million to the Series I Warrants and $15.2 million to the Series II Warrants. The resulting discount on the Series A Senior Preferred Stock will be recognized as a deemed dividend when those shares are subsequently remeasured upon becoming redeemable or probable of becoming redeemable. The Company recognized $2.9 million in issuance costs and $1.4 million of original issue discount related to the Series A Senior Preferred Stock.
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
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid-in-kind dividends related to the Series A Senior Preferred Stock were $23.2 million and $17.9 million for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the accumulated paid-in-kind dividends related to the Series A Senior Preferred Stock were $41.1 million and the aggregate stated value was $206.1 million.

Changes in the aggregate stated value and stated value per share of the Series A Senior Preferred Stock consisted of the following (in thousands, except per share data):

	December 31, 2023	December 31, 2022
Aggregate stated value, beginning of period	$182,876	$165,000
Paid-in-kind dividends(1)	23,219	17,876
Aggregate stated value, end of period	$206,095	$182,876

Preferred shares issued and outstanding, end of period	165	165

Stated value per share, end of period	$1,249.06	$1,108.34
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
Prior to the closing of the 2023 Debt Restructuring, because the Series A Senior Preferred Stock is classified as mezzanine equity and was not considered redeemable or probable of becoming redeemable, the paid-in-kind dividends that were added to the stated value did not impact the carrying value of the Series A Senior Preferred Stock in the Company’s consolidated balance sheets. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Company determined that redemption of the Series A Senior Preferred Stock is no longer solely within the control of the Company. As a result, the Company determined that the Series A Senior Preferred Stock is probable of becoming redeemable based on the accounting guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Following the 2023 Debt Restructuring, since the Series A Senior Preferred Stock is probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount as if redemption were to occur at the end of the reporting period. As of December 31, 2023, the redemption value of the Series A Senior Preferred Stock was $220.4 million, which includes the aggregate stated value at December 31, 2023, inclusive of paid-in-kind dividends, and an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period, based on the terms of the Certificate of Designation.
Changes in the carrying value of the Series A Senior Preferred Stock consisted of the following for the year ended December 31, 2023 (in thousands). There were no changes in carrying value in 2022.

December 31, 2023
Carrying value, beginning of period	$140,340
Write off original issue discount	1,447
Write off issuance costs	2,880
Deemed dividend from discount on initial gross proceeds allocation	20,333
Paid-in-kind dividends recognized to carrying value	41,095
Redemption value adjustment	14,298
Carrying value, end of period	$220,393

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
The 2022 Warrants are classified as equity instruments and were initially recorded at an amount equal to the proceeds received from the Preferred Stock Financing allocated among the Series A Senior Preferred Stock, the Series I Warrants, and the Series II Warrants based upon their relative fair values. Of the gross proceeds, $5.1 million was allocated to the Series I Warrants and $15.2 million was allocated to the Series II Warrants. The Company recognized total issuance costs and original issue discount of approximately $0.2 million and $0.5 million related to the Series I Warrants and Series II Warrants, respectively, during the year ended December 31, 2022.
The following table reflects the components of proceeds related to the 2022 Warrants (in thousands):

	Series I Warrants	Series II Warrants	Total
Gross proceeds allocated to 2022 Warrants	$5,101	$15,232	$20,333
Less: original issue discount	(51)	(152)	(203)
Less: issuance costs	(102)	(303)	(405)
Net proceeds received from issuance of 2022 Warrants	$4,948	$14,777	$19,725
Class A common stock
The Company is authorized to issue 470.0 million shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2023, there were 4.2 million shares of Class A common stock issued and 4.0 million shares outstanding.
As of December 31, 2023, shares of Class A common stock reserved for potential future issuance, on an as-if converted basis, were as follows (in thousands):

December 31, 2023
2L Notes(1)	8,625
Shares available for grant under the 2021 Plan	241
2021 Plan share-based awards outstanding	868
Earnout Shares reserved	300
2022 Warrant shares reserved	230
IPO Warrant shares reserved	197
Vesting Shares reserved(2)	173
Restricted shares(2)	5
Total shares of common stock reserved	10,639
(1) Calculated based on the principal amount of 2L Notes and Conversion Price of $12.50 per share. This figure differs from the contractual Voting Rights Conversion Price of $12.87 as outlined in Note 8 - Borrowings.
(2) Represents shares of Class A common stock legally issued, but not outstanding, as of December 31, 2023.

Treasury stock
During the year ended December 31, 2023, the Company net settled 5,254 shares of its Class A common stock related to employee tax withholding obligations associated with the Company's share-based compensation program. These shares are reflected at cost as treasury stock in the consolidated financial statements. As of December 31, 2023, there were 6,794 shares of treasury stock totaling $0.2 million recognized in the consolidated balance sheets.
Note 12. IPO Warrant Liability
The Company has outstanding public warrants to purchase an aggregate of approximately 0.1 million shares of the Company’s Class A common stock at an exercise price of $575.00 per share ("Public Warrants") and outstanding private placement warrants to purchase an aggregate of approximately 0.1 million shares of the Company's Class A common stock at an exercise price of $575.00 per share ("Private Placement Warrants") (collectively, the "IPO Warrants"). As of December 31, 2023, the Public Warrants remain delisted from the NYSE and are traded in the over-the-counter market. There were no IPO Warrants exercised during the year ended December 31, 2023.
The Company accounts for its outstanding IPO Warrants in accordance with the guidance contained in ASC Topic 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the IPO Warrants do not meet the criteria for equity treatment thereunder. As such, each IPO Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date. Refer to Note 14 - Fair Value Measurements for further details. Changes in fair value are recognized in change in fair value of warrant liability in the Company’s consolidated statements of operations.
The following table presents the change in the fair value of Private Placement Warrants that is recognized in change in fair value of warrant liability in the consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Fair value, beginning of period	$29	$1,305
Decrease in fair value	(28)	(1,276)
Fair value, end of period	$1	$29
The following table presents the changes in the fair value of the Public Warrants that is recognized in change in fair value of warrant liability in the consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Fair value, beginning of period	$69	$3,036
Decrease in fair value	(67)	(2,967)
Fair value, end of period	$2	$69

Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $575.00 per share, subject to adjustment. The Public Warrants became exercisable 30 days after the completion of the Business Combination, subject to certain conditions, including that the Company maintains an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption for cash or for Class A common stock under certain circumstances.
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
Note 13. Contingent Common Shares Liability
Earnout Shares
Subject to the terms and conditions of the merger agreement between Wilco Holdco, Inc. and FAII, certain stockholders of Wilco Holdco, Inc. were provided the contingent right to receive, in the aggregate, up to 0.3 million shares of Class A common stock if, from the closing of the Company's business combination with FAII until the 10th anniversary thereof, the dollar volume-weighted average price (“VWAP”) of Class A common stock exceeds certain thresholds (the "Earnout Shares"). The Earnout Shares vest in three equal and separate tranches of 0.1 million shares each if the VWAP of Class A common stock exceeds $600.00, $700.00 and $800.00 per share, respectively, for any 5 trading days within any consecutive 10 trading day period.
The Earnout Shares are subject to acceleration in the event of a sale or other change in control if the holders of Class A common stock would receive a per share price in excess of the applicable Earnout Shares price target.
The Company accounts for the potential Earnout Shares as a liability in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in change in fair value of contingent common shares liability in the Company’s consolidated statements of operations. As of December 31, 2023, no Earnout Shares have been issued as none of the corresponding share price thresholds have been met.

The following table presents the changes in the fair value of the Earnout Shares that is recognized in change in fair value of contingent common shares liability in the consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Fair value, beginning of period	$1,800	$28,800
Decrease in fair value	(1,433)	(27,000)
Fair value, end of period	$367	$1,800
Refer to Note 14 - Fair Value Measurements for further details.
Vesting Shares
Subject to the terms and conditions of the sponsor letter agreement that was executed in connection with the merger agreement between Wilco Holdco, Inc. and FAII, approximately 0.2 million shares of Class F common stock of FAII outstanding immediately prior to the Company's business combination with FAII converted to potential Class A common shares and became subject to vesting and forfeiture provisions (the "Vesting Shares"). The Vesting Shares vest in three equal and separate tranches of approximately 0.1 million shares each if the VWAP of Class A common stock exceeds $600.00, $700.00 and $800.00 per share, respectively, for any 5 trading days within any consecutive 10 trading day period.
The Vesting Shares are subject to acceleration in the event of a sale or other change in control if the holders of Class A common stock would receive a per share price in excess of the applicable Vesting Shares price target.
The Company accounts for the Vesting Shares as a liability in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in change in fair value of contingent common shares liability in the Company’s consolidated statements of operations. As of December 31, 2023, no Vesting Shares are outstanding as none of the corresponding share price thresholds have been met.
The following table presents the changes in the fair value of the Vesting Shares that is recognized in change in fair value of contingent common shares liability in the consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Fair value, beginning of period	$1,035	$16,560
Decrease in fair value	(824)	(15,525)
Fair value, end of period	$211	$1,035
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
As of December 31, 2023 and December 31, 2022, respectively, the recorded values of cash, cash equivalents and restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these items. Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices. As of December 31, 2023 and December 31, 2022, respectively, the fair value of money market fund investments included in cash and cash equivalents was zero and $30.0 million.
Fair value measurement of debt
The Company's Revolving Loans are Level 2 fair value measures which have a variable interest rate structure that resets on a frequent short-term basis and, as of December 31, 2023, the recorded amounts approximate fair value. Prior to the 2023 Debt Restructuring, the Company's Senior Secured Term Loan was a Level 2 fair value measure. The Company utilized market approach valuation techniques based on interest rates and credit data that are currently available to the Company for issuance of debt with similar terms or maturities.
In connection with the 2023 Debt Restructuring, the Company estimated the fair value of a portion of its Senior Secured Term Loan using a Black-Derman-Toy Lattice Bond Pricing Model, which utilized Level 3 inputs. During the third quarter of 2023, the Company prospectively changed its method to estimate the fair value of its Senior Secured Term Loan to a Discounted Cash Flow Model, noting no material changes to the presentation of fair values relative to the previous method. The Discounted Cash Flow Model utilizes observable and unobservable Level 3 inputs, such as SOFR forward rates and an estimated yield. As of December 31, 2023, the carrying amount and estimated fair value of the Senior Secured Term Loan was approximately $395.1 million and $369.0 million, respectively.
As discussed in Note 8 - Borrowings, the Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's consolidated statements of operations. The Company determines the fair value of the 2L Notes using Level 3 inputs. In connection with the 2023 Debt Restructuring, the fair value of the 2L Notes was estimated using a Goldman Sachs Convertible Bond Valuation Model to consider the impacts of the conversion feature. During the third quarter of 2023, the Company prospectively changed its method to estimate the fair value of its 2L Notes to a Bond Plus Call Model, which also considers the impacts of the conversion feature, noting no material changes to the presentation of fair values relative to the previous method. Changes in the assumptions of the unobservable inputs may materially affect the estimated fair value of the 2L Notes.

The key inputs into the respective valuation models used to estimate the fair value of the 2L Notes were as follows as of December 31, 2023 and the Closing Date, which is when the 2L Notes were issued:

	2L Notes
	December 31, 2023	June 15, 2023
Risk-free interest rate	3.83%	3.90%
Volatility	45.00%	50.00%
Selected yield	20.50%	20.00%
Expected term (years)	4.7	5.3
Share price	$6.14	$10.21
The following table presents the changes in the fair value of the 2L Notes that is recognized in change in fair value of 2L Notes in the consolidated statements of operations for the periods indicated below (in thousands). None of the change in fair value is attributable to instrument-specific credit risk:

Year Ended
December 31, 2023
Fair value, beginning of period(1)	$103,943
Decrease in fair value(1)	(24,471)
Fair value, end of period	$79,472
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
As of December 31, 2023, the Company determined the fair value of the IPO Warrant liability, Earnout Shares liability and Vesting Shares liability using Level 3 inputs. The warrants would be deemed exercisable or redeemable if the Company's common stock price over a specified measurement period was trading at certain thresholds. The contingent common shares contain specific market conditions to determine whether the shares vest based on the Company’s common stock price over a specified measurement period. Given the path-dependent nature of the requirement in which the warrants are exercised or redeemed, and the shares are earned, a Monte-Carlo simulation was used to estimate the fair value of the liabilities. The Company’s common stock price was simulated to each measurement period based on the above methodology. In each iteration, the simulated stock price was compared to the conditions under which the warrants are exercised or redeemed, or the shares vest. In iterations where the stock price corresponded to warrants being exercised or redeemed, or shares vesting, the future value of the warrants or contingent common shares were discounted back to present value. The fair value of the liabilities were estimated based on the average of all iterations of the simulation.
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

The key inputs into the Monte-Carlo option pricing model were as follows as of December 31, 2023 and December 31, 2022 for the respective Level 3 instruments:

	IPO Warrants		Earnout Shares and Vesting Shares
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Risk-free interest rate	4.09%	N/A	3.84%	3.88%
Volatility	98.10%	N/A	77.20%	74.60%
Dividend yield	—%	N/A	—%	—%
Expected term (years)	2.5	N/A	7.5	8.5
Share price	$6.14	N/A	$6.14	$15.50
Refer to Note 12 - IPO Warrant Liability and Note 13 - Contingent Common Shares Liability for further details on the change in fair value of the IPO Warrants and change in fair value of the Earnout Shares and Vesting Shares, respectively.
Fair value measurement of interest rate derivative instruments
The Company is exposed to interest rate variability with regard to its existing variable-rate debt instrument, which exposure primarily relates to movements in various interest rates, such as SOFR. The Company utilizes interest rate cap derivative instruments for purposes of hedging exposures related to such variable-rate cash payments. The Company's interest rate caps have historically been designated as cash flow hedging instruments. During the third quarter of 2023, the Company made a 12-month SOFR election on its Senior Secured Term Loan and, as a result, the Company's interest rate cap no longer qualifies as a designated cash flow hedging instrument.
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

The following table presents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the years ended December 31, 2023 and 2022, respectively (in thousands):

Cash Flow Hedges
Balance as of December 31, 2022	$4,899
Unrealized gain recognized in other comprehensive income before reclassifications	801
Reclassification to interest expense, net	(5,294)
Balance as of December 31, 2023	$406

Balance as of December 31, 2021	$28
Unrealized gain recognized in other comprehensive income before reclassifications	8,310
Reclassification to interest expense, net	(3,439)
Balance as of December 31, 2022	$4,899
For the year ended December 31, 2023, the change in fair value of the Company's non-designated cash flow hedge was immaterial.
The following table presents the fair value of derivative assets and liabilities within the consolidated balance sheets as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as cash flow hedging instruments:
Other current assets	$33	—	—	—
Other non-current assets	—	—	—	—
Accrued expenses and other liabilities	—	—	—	—
Other non-current liabilities	—	$62	—	—
Derivatives designated as cash flow hedging instruments:
Other current assets	—	—	$5,028	—
Other non-current assets	—	—	—	—
Accrued expenses and other liabilities	—	—	—	—
Other non-current liabilities	—	—	—	$73

Note 15. Income Taxes
The Company's (loss) income before taxes consists of only domestic operations. The details of the Company's income tax expense (benefit) for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Current:
Federal	$—	$6
State	87	37
Total current	87	43
Deferred:
Federal	745	(37,634)
State	1,736	(10,939)
Total deferred	2,481	(48,573)
Total income tax expense (benefit)	$2,568	$(48,530)
The effective tax rate for the years ended December 31, 2023 and 2022 was (4.0)% and 9.0%, respectively. The Company's effective income tax rate varies from the federal statutory rate due to various items, such as state income taxes, valuation allowances and nondeductible items such as fair value adjustments related to liability-classified share-based instruments and impairment charges. The differences between the federal tax rate and the Company's effective tax rate for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023		2022
Federal income tax benefit at statutory rate	$(13,337)	21.0%	$(113,731)	21.0%
State income tax benefit, net of federal tax benefit	(5,847)	9.2%	(16,827)	3.1%
Change in state tax rate	(576)	0.9%	5	—%
Share-based compensation	1,410	(2.2)%	(304)	0.1%
Prior period adjustments and other	1,685	(2.7)%	471	(0.1)%
Valuation allowance	20,235	(31.9)%	31,595	(5.8)%
Changes in fair value of warrant liability and contingent common shares liability	(494)	0.8%	(9,821)	1.8%
Goodwill impairment charges	—	—%	59,893	(11.1)%
Other permanent differences, net	(508)	0.9%	189	—%
Total income tax expense (benefit)	$2,568	(4.0)%	$(48,530)	9.0%

Deferred income taxes have been provided on temporary differences, which consist of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Deferred income tax assets:
Accrued liabilities	$8,895	$7,112
Provision for bad debt	12,097	11,828
Operating lease liabilities	56,661	64,288
Acquisition and transaction costs	2,699	3,186
Net operating losses	116,834	104,419
Interest expense	54,796	43,323
Other deferred tax assets	6,429	6,335
Total gross deferred income tax assets	258,411	240,491
Valuation allowance	(110,142)	(89,907)
Total gross deferred income tax assets, net of valuation allowance	148,269	150,584
Deferred income tax liabilities:
Goodwill	32,498	26,251
Trade name/trademark	66,183	66,445
Operating lease right-of-use assets	46,106	54,360
Depreciation	14,158	20,039
Deferred debt issuance costs and original issue discount	8,708	—
Other deferred tax liabilities	1,983	2,375
Total gross deferred income tax liabilities	169,636	169,470
Net deferred income tax liabilities	$21,367	$18,886
Deferred tax assets include federal net operating losses of $77.8 million and $68.9 million at December 31, 2023 and 2022, respectively, and state net operating losses of $39.1 million and $35.5 million at December 31, 2023 and 2022, respectively. Deferred tax assets are expected to be used in the reduction of taxable earnings of future tax years unless it is determined they are not more likely than not to be realized based on the weight of available evidence. The earliest net operating loss will expire by statute in 2024 for state net operating losses, and in 2036 for federal net operating losses.
In evaluating the Company's ability to recover deferred income tax assets, all available positive and negative evidence is considered, including scheduled reversal of deferred tax liabilities, operating results and forecasts of future taxable income in each of the jurisdictions in which the Company operates. As of December 31, 2023, the Company determined that a significant portion of its federal and state net operating loss carryforwards with definite and certain indefinite carryforward periods and certain deferred tax assets were not more likely than not to be realized based on the weight of available evidence. As a result, the Company recorded an increase of $13.4 million to its valuation allowance related to federal net operating loss and interest expense carryforwards and an increase of $6.8 million to its valuation allowance related to state net operating loss carryforwards and certain deferred tax assets. These amounts were recorded during the year ended December 31, 2023 in income tax expense (benefit) in the consolidated statements of operations.

As of December 31, 2022, the Company determined that a significant portion of its federal and state net operating loss carryforwards with definite and certain indefinite carryforward periods and certain deferred tax assets were not more likely than not to be realized based on the weight of available evidence. As a result, the Company recorded an increase of $25.8 million to its valuation allowance related to federal net operating loss and interest expense carryforwards and an increase of $5.8 million to its valuation allowance related to state net operating loss carryforwards and certain deferred tax assets. These amounts were recorded during the year ended December 31, 2022 in income tax expense (benefit) in the consolidated statements of operations.
On June 15, 2023, the Company experienced an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. The net operating losses and interest expense carryovers in existence as of the date of the ownership change remain available to offset future taxable income during the carryforward periods based on limitations under Section 382.
The Company is routinely audited by the tax authorities in various U.S. states and is currently not subject to examination. The statute remains open for most state jurisdictions for periods beginning in 2019. For federal tax purposes, tax years through 2019 are closed for examination by the Internal Revenue Service. Any interest and penalties related to the tax uncertainties are recorded in income tax (benefit) expense.
Note 16. Leases
The Company leases various facilities and office equipment for its physical therapy operations and administrative support functions under operating leases. The Company’s initial operating lease terms are generally between 7 and 10 years, and typically contain options to renew for varying terms. Right-of-use ("ROU") assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The amortization of operating lease ROU assets and the accretion of operating lease liabilities are reported together as fixed lease expense. The fixed lease expense is recognized on a straight-line basis over the life of the lease. If the ROU asset has been impaired, lease expense is no longer recognized on a straight-line basis. The lease liability continues to amortize using the effective interest method, while the ROU asset is subsequently amortized on a straight-line basis. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for more information about the Company's lease accounting policies.
Lease costs are included as components of rent, clinic supplies, contract labor and other and selling, general and administrative expenses on the consolidated statements of operations. Lease charges related to ROU asset impairments are included in goodwill, intangible and other asset impairment charges on the consolidated statements of operations. The components of the Company's lease costs incurred were as follows for the periods indicated below (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Lease cost
Operating lease cost (1)	$68,924	$69,533
Variable lease cost (2)	22,086	20,951
Total lease cost (3)	$91,010	$90,484
(1) Includes ROU asset impairment charges of $2.3 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively.
(2) Includes short term lease costs, which are immaterial.
(3) Sublease income primarily relates to subleases of certain clinic facilities to third parties, and is immaterial.

The Company leases its executive offices under an operating lease expiring in December 2032. In December 2023, the Company entered into an agreement to sublease a portion of the office space effective on January 1, 2024 and the entire office space effective on January 1, 2025. The Company recognized initial broker commissions costs related to executing the sublease in other non-current assets and accrued expenses and other liabilities in the Company's consolidated balance sheets, which are immaterial. The costs will amortize ratably over the sublease term in selling, general and administrative expenses on the consolidated statements of operations.
During the years ended December 31, 2023 and 2022, the Company modified the lease terms for a significant number of its real estate leases, primarily related to lease term extensions and renewals in the normal course of business. Modifications during the years ended December 31, 2023 and 2022 contributed an increase to the Company’s operating lease ROU assets and operating lease liabilities of approximately $12.1 million and $13.7 million, respectively.
Other supplemental quantitative disclosures were as follows for the periods indicated below (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$65,870	$72,440
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,293	$9,688
Average lease terms and discount rates as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	5.4 years	5.9 years
Weighted-average discount rate:
Operating leases	7.4%	6.9%

Estimated undiscounted future lease payments under non-cancellable operating leases, along with a reconciliation of the undiscounted cash flows to operating lease liabilities, respectively, at December 31, 2023 were as follows (in thousands):

Year	Amount(1)
2024	$66,641
2025	56,874
2026	49,925
2027	38,606
2028	27,185
Thereafter	50,955
Total undiscounted future cash flows	290,186
Less: Imputed Interest	(53,054)
Present value of future cash flows	$237,132
Presentation on Balance Sheet:
Current	$51,530
Non-current	$185,602
(1) Excludes $0.4 million of current portion of operating lease liabilities and $1.4 million of operating lease liabilities, respectively, reclassified as held for sale as of December 31, 2023. Refer to Note 3 - Divestitures for additional information.
Note 17. Commitments and Contingencies
The Company has contractual commitments that are not required to be recognized in the consolidated financial statements related to cloud computing and telecommunication services agreements. As of December 31, 2023, minimum amounts due under these agreements are approximately $11.6 million through January of 2026 subject to customary business terms and conditions.
On January 16, 2024, the Company entered into a networking technology and telecommunications service agreement with a contractual commitment that is not required to be recognized in the consolidated financial statements. The minimum amount due under this agreement is approximately $27.0 million through May 2029, subject to customary business terms and conditions.
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
The Company recognizes loss contingencies related to legal matters when a loss is both probable and reasonably estimable, and provides disclosures for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss has been incurred. Legal fees are expensed as incurred.

During 2022, the Company engaged in discussions with a payor regarding a billing dispute related to certain historical claims. Management believed, based on discussions with its legal counsel, that the Company had meritorious defenses against such unasserted claim. However, based on the progress of settlement discussions to avoid the cost of potential litigation, the Company recorded a charge for a net settlement liability related to the billing dispute of $3.0 million, which is included in selling, general and administrative expenses in its consolidated statements of operations for the year ended December 31, 2022. As of December 31, 2022, the liability was fully settled.
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
On February 8, 2022, Lead Plaintiffs filed a consolidated amended complaint against ATI, the ATI Individual Defendants, and the FVAC Defendants, which asserts claims against (i) ATI and the ATI Individual Defendants under Section 10(b) of the Exchange Act; (ii) the ATI Individual Defendants under Section 20(a) of the Exchange Act (in connection with the Section 10(b) claim); (iii) all defendants under Section 14(a) of the Exchange Act; and (iv) the ATI Individual Defendants and the FVAC Defendants under Section 20(a) of the Exchange Act (in connection with the Section 14(a) claim). Lead Plaintiffs purport to assert these claims on behalf of those ATI stockholders who purchased or otherwise acquired their ATI shares between February 22, 2021 and October 19, 2021, inclusive, and/or held FVAC Class A common shares as of May 24, 2021 and were eligible to vote at FVAC’s June 15, 2021 special meeting. The consolidated amended complaint generally alleges that the proxy materials for the FVAC/ATI merger, as well as other ATI disclosures (including the press release announcing ATI’s financial results for the first quarter of 2021), were false and misleading (and, thus, in violation of Sections 10(b) and 14(a) of the Exchange Act) because they failed to disclose that: (i) ATI was experiencing attrition among its physical therapists; (ii) ATI faced increasing competition for clinicians in the labor market; (iii) as a result, ATI faced difficulty retaining therapists and incurred increased labor costs; (iv) also as a result, ATI would open fewer new clinics; and (v) also as a result, the defendants’ positive statements about ATI’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Lead Plaintiffs, on behalf of themselves and the putative class, seek money damages in an unspecified amount and costs and expenses, including attorneys’ and experts’ fees. On April 11, 2022, defendants filed motions to dismiss the consolidated amended complaint, which were fully briefed as of July 25, 2022. On September 6, 2023, the court granted in part and denied in part the motions to dismiss. On October 19, 2023, ATI, the ATI Individual Defendants, and the FVAC Defendants answered the consolidated amended complaint. Discovery then commenced. Thereafter, the parties reached an agreement in principle to resolve all claims in this action for $20.0 million (to be paid entirely by insurance), which agreement remains subject to the negotiation of formal settlement documentation, notice to the putative class, and court approval. The parties have the right to terminate the agreement in principle under certain conditions. The Company recorded an estimated liability of $20.0 million related to this agreement in principle, which is included in accrued expenses and other liabilities in its consolidated balance sheets as of December 31, 2023, and a corresponding insurance recovery receivable of $20.0 million, which is included in insurance recovery receivable in its consolidated balance sheets as of December 31, 2023.

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
On August 16, 2023, Plaintiffs in the Robinson and Goldstein Actions filed a motion for consolidation of the Robinson and Goldstein Actions and for appointment of lead plaintiff and lead counsel. On August 31, 2023, defendants opposed the motion for consolidation and concurrently moved to stay the Goldstein Action pending a decision on the motions to dismiss in the Robinson Action. The motion for consolidation and the motion to stay were fully briefed as of September 20, 2023. A hearing was held on October 6, 2023, at which the court (i) denied the motion for consolidation (without prejudice to renewing the motion post-decision on the motions to dismiss in the Robinson Action) and (ii) granted the motion to stay the Goldstein Action (pending the same decision). A hearing on defendants’ motions to dismiss the Robinson Action was held on December 1, 2023, after which the court reserved judgment. The Company has determined that potential liabilities related to the Robinson and Goldstein Actions are not considered probable or reasonably estimable at this time.

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
During the third quarter of 2023, the Company began receiving insurance reimbursements for legal costs incurred related to the stockholder class action complaint and stockholder derivative complaint previously disclosed. The Company recognized $7.9 million of legal cost insurance reimbursements which is included as an offset to selling, general and administrative expenses in its consolidated statements of operations for the year ended December 31, 2023, of which $4.7 million was received in cash.
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
Note 18. Loss per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the impact of securities that would have a dilutive effect on basic loss per share, if any. For the years ended December 31, 2023 and 2022, shares of Series A Senior Preferred Stock are treated as participating securities and therefore are included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if the earnings for the year had been distributed. For the years ended December 31, 2023 and 2022, the loss available to common stockholders is increased by the amount of the cumulative dividend and any redemption value adjustments for the Series A Senior Preferred Stock that was issued as part of the 2022 Debt Refinancing. As discussed in Note 8 - Borrowings, the Series B Preferred Stock are non-economic and represent voting rights only and, therefore, are not considered in the calculation of basic or diluted loss per share.

The calculation of both basic and diluted loss per share for the periods indicated below was as follows (in thousands, except per share data):

	Year Ended
	December 31, 2023	December 31, 2022
Basic and diluted loss per share:
Net loss	$(66,078)	$(493,047)
Less: Net income (loss) attributable to non-controlling interests	3,717	(668)
Less: Series A Senior Preferred redemption value adjustments(1)	38,958	—
Less: Series A Senior Preferred cumulative dividend	23,219	17,876
Loss available to common stockholders	$(131,972)	$(510,255)

Weighted average shares outstanding(2)	4,133	4,063

Basic and diluted loss per share	$(31.93)	$(125.59)
(1) For the year ended December 31, 2023, the Series A Senior Preferred Stock was remeasured to its redemption value. For the year ended December 31, 2023, this adjustment included a one-time recognition of a deemed dividend primarily from the original issue discount and an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period. Refer to Note 11 - Mezzanine and Stockholders' Equity for additional information.
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
For the periods presented, basic and diluted loss per share were equal. The following number of shares issuable related to outstanding securities could potentially dilute earnings per share in the future (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
2L Notes(1)	8,625	—
Series I Warrants	105	105
IPO Warrants	197	197
Restricted shares(2)	5	8
Stock options	99	106
RSUs	767	84
RSAs	1	4
Total	9,799	504
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2023.
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

Our management, under the supervision and with participation of our Principal Executive Officer and our Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
As a non-accelerated filer, this Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.
Remediation of Previously Disclosed Material Weaknesses
As initially disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we had identified material weaknesses in our internal control over financial reporting resulting from controls related to the income tax provision and valuation allowances associated with the realizability of deferred tax assets.
The Company's management, under the oversight of the Audit Committee, executed a remediation plan for the material weaknesses, which included:
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
Management has completed its documentation, testing and evaluation of the controls associated with the remediation activities above, and determined that, as of December 31, 2023, such controls are operating effectively and the previously identified material weaknesses have been remediated.
Changes in Internal Control over Financial Reporting
Other than the changes related to the material weaknesses above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the fourth quarter of 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.
Item 11. Executive Compensation
The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.
Item 14. Principal Accounting Fees and Services
The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

3.3	Amended and Restated Bylaws of ATI Physical Therapy, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)
3.4
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

4.1*	Description of Securities
4.2
Warrant Agreement between Fortress Value Acquisition Corp. II and Continental Stock Transfer & Trust Company (filed as Exhibit 4.4 to the Registration Statement on Form S-1 on July 24, 2020 and incorporated herein by reference)

4.3
Warrant Agreement, dated as of February 24, 2022, between ATI Physical Therapy, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company on February 24, 2022 and incorporated herein by reference)

10.1†	ATI Physical Therapy 2021 Equity Incentive Plan (filed as Annex L to the Definitive Proxy Statement of the Company filed on May 14, 2021 and incorporated herein by reference)
10.2†	First Amendment to 2021 Equity Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on June 6, 2022 and incorporated herein by reference)
10.3†	Second Amendment to 2021 Equity Incentive Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on June 13, 2023 and incorporated herein by reference)
10.4
Credit Agreement, dated as of February 24, 2022, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., Barclays Bank PLC, as Administrative Agent and Issuing Bank and the other lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)

10.5
Amendment No. 1 to Credit Agreement, dated as of March 30, 2022, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., HPS Investment Partners, LLC, as Lender Representative and Barclays Bank PLC, as Administrative Agent (filed as Exhibit 10.24 to the Post-Effective Amendment to the Registration Statement on Form S-1 filed on April 1, 2022 and incorporated herein by reference)

10.6
Amendment No. 2 to Credit Agreement, dated April 17, 2023, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., HPS Investment Partners, LLC, as Lender Representative and Barclays Bank PLC, as Administrative Agent (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on April 21, 2023 and incorporated herein by reference)

10.7
Consent to Amendment No. 2 to Credit Agreement, dated June 15, 2023, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., HPS Investment Partners, LLC, as Lender Representative and Barclays Bank PLC as Administrative Agent (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)

10.8
Second Lien Note Purchase Agreement, dated April 17, 2023, by and among ATI Physical Therapy, Inc., Wilco Holdco, Inc., Wilco Intermediate Holdings, Inc., ATI Holdings Acquisition, Inc., the Purchasers party thereto and Wilmington Savings Fund Society, FSB (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on April 21, 2023 and incorporated herein by reference)

10.9
First Amendment to Note Purchase Agreement, dated June 15, 2023, by and among ATI Physical Therapy, Inc., Wilco Holdco, Inc., Wilco Intermediate Holdings, Inc., ATI Holdings Acquisition, Inc., the Subsidiary Guarantors party thereto, the other Purchasers party thereto and Wilmington Savings Fund Society, FSB (filed as Exhibit 10.7 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)

10.10
Series A Senior Preferred Stock Purchase Agreement, dated as of February 24, 2022, by and between ATI Physical Therapy, Inc. and the Purchasers signatory thereto (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)

10.11
Investors' Rights Agreement, dated as of February 24, 2022, by and among ATI Physical Therapy, Inc. and the Holders party thereto from time to time (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)

10.12
First Amendment to the Investors’ Rights Agreement, dated June 15, 2023, by and among ATI Physical Therapy, Inc. and the Preferred Equityholders party thereto (filed as Exhibit 10.5 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)

10.13
Amended and Restated Registration Rights Agreement, dated as of February 21, 2021, by and among Fortress Value Acquisition Corp. II, Fortress Acquisition Sponsor II LLC and the other parties thereto (filed as Exhibit 10.4 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)

10.14
First Amendment to Amended and Restated Registration Rights Agreement, dated as of June 16, 2021, by and among Fortress Value Acquisition Corp. II, Fortress Acquisition Sponsor II LLC and the other parties thereto (filed as Exhibit 10.5 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)

10.15
Registration Rights Agreement, dated June 15, 2023, by and among ATI Physical Therapy, Inc. and certain Preferred Equityholders (filed as Exhibit 10.6 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)

10.16†
Employment Agreement by and between ATI Physical Therapy, Inc. and Sharon A. Vitti dated March 30, 2022, effective April 28, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on April 28, 2022 and incorporated herein by reference)

10.17†
Employment Agreement by and between ATI Physical Therapy, Inc. and Chris Cox effective December 16, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on December 14, 2022 and incorporated herein by reference)

10.18†
Employment Agreement by and between ATI Physical Therapy, Inc. and Scott Gregerson effective December 16, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on December 22, 2022 and incorporated herein by reference)

10.19†
Employment Agreement, dated as of February 21, 2021, between Fortress Value Acquisition Corp. II and Joseph Jordan (filed as Exhibit 10.6 to the Current Report on Form 8-K of the Company on February 22, 2021 and incorporated herein by reference)

10.20†
Employment Agreement by and between ATI Physical Therapy, Inc. and Erik Kantz effective November 4, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on November 7, 2022 and incorporated herein by reference)

10.21†
Employment Agreement, dated as of May 14 2021, between Fortress Value Acquisition Corp. II and Augustus Oakes     (filed as Exhibit 10.16 to the Annual Report on Form 10-K of the Company on March 1, 2022 and incorporated herein by reference)

10.22†
First Amendment to Employment Agreement by and between ATI Physical Therapy, Inc. and Augustus Oakes effective June 20, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on June 24, 2022 and incorporated herein by reference)

10.23†
Employment Agreement by and between ATI Physical Therapy, Inc. and Eimile Tansey dated June 28, 2022, effective August 29, 2022 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company on August 9, 2022 and incorporated herein by reference)

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche, LLP
23.2*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	ATI Physical Therapy, Inc. Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith
† Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ATI PHYSICAL THERAPY, INC.

Date: February 27, 2024

/s/ JOSEPH JORDAN
Joseph Jordan
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of February 27, 2024.

/s/ SHARON VITTI	Chief Executive Officer and Director (Principal Executive Officer)
Sharon Vitti

/s/ JOSEPH JORDAN	Chief Financial Officer (Principal Financial Officer)
Joseph Jordan

/s/ BRENT RHODES	Chief Accounting Officer (Principal Accounting Officer)
Brent Rhodes

/s/ JOHN (JACK) LARSEN	Chairman of the Board and Director
John (Jack) Larsen

/s/ CARMINE PETRONE	Director
Carmine Petrone

/s/ JOANNE M. BURNS	Director
Joanne M. Burns

/s/ JAMES E. PARISI	Director
James E. Parisi

/s/ TERESA SPARKS	Director
Teresa Sparks

/s/ DANIEL DOURNEY	Director
Daniel Dourney

/s/ ANDREW SHANNAHAN	Director
Andrew Shannahan

/s/ RANDY RAISMAN	Director
Randy Raisman

/s/ JEFF GOLDBERG	Director
Jeff Goldberg