Form 10-Q
period 2024-03-31
ATI Physical Therapy, Inc.
filed 2024-05-06
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 1, 2024, there were approximately 4,395,617 shares of the registrant's common stock legally outstanding.

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

•risks associated with public health crises, epidemics and pandemics, as was the case with the novel strain of COVID-19, and their direct and indirect impacts or lingering effects on the business, which could lead to a decline in visit volumes and referrals;
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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-Q are more fully described under the heading “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on February 27, 2024 and in this Form 10-Q. The risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Form 10-Q describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the business of the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Readers should not place undue reliance on forward-looking statements. The Company undertakes no obligations to publicly update or revise any forward-looking statements after the date they are made or to reflect the occurrence of unanticipated events, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I - FINANCIAL INFORMATION - UNAUDITED
Item 1. Financial Statements

ATI Physical Therapy, Inc.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$23,727	$36,802
Accounts receivable (net of allowance for doubtful accounts of $50,443 and $48,055 at March 31, 2024 and December 31, 2023, respectively)	100,518	88,512
Prepaid expenses	10,515	12,920
Insurance recovery receivable	28,680	23,981
Other current assets	1,125	4,367
Assets held for sale	1,606	2,056
Total current assets	166,171	168,638

Property and equipment, net	93,815	100,422
Operating lease right-of-use assets	191,499	194,423
Goodwill, net	289,650	289,650
Trade name and other intangible assets, net	245,714	245,858
Other non-current assets	4,644	4,290
Total assets	$991,493	$1,003,281

Liabilities, Mezzanine Equity and Stockholders' Equity:
Current liabilities:
Accounts payable	$10,860	$14,704
Accrued expenses and other liabilities	76,205	88,435
Current portion of operating lease liabilities	51,339	51,530
Liabilities held for sale	1,319	1,778
Total current liabilities	139,723	156,447

Long-term debt, net (1)	439,274	433,578
2L Notes due to related parties, at fair value	95,615	79,472
Deferred income tax liabilities	21,233	21,367
Operating lease liabilities	181,975	185,602
Other non-current liabilities	2,063	2,277
Total liabilities	879,883	878,743
Commitments and contingencies (Note 14)
Mezzanine equity:
Series A Senior Preferred Stock, $0.0001 par value; 1.0 million shares authorized; 0.2 million shares issued and outstanding; $1,286.53 stated value per share at March 31, 2024; $1,249.06 stated value per share at December 31, 2023	225,014	220,393
Stockholders' equity:
Class A common stock, $0.0001 par value; 470.0 million shares authorized; 4.5 million shares issued, 4.2 million shares outstanding at March 31, 2024; 4.2 million shares issued, 4.0 million shares outstanding at December 31, 2023	—	—
Treasury stock, at cost, 0.085 million shares and 0.007 million shares at March 31, 2024 and December 31, 2023, respectively	(697)	(219)
Additional paid-in capital	1,305,766	1,308,119
Accumulated other comprehensive income	266	406
Accumulated deficit	(1,423,957)	(1,409,306)
Total ATI Physical Therapy, Inc. equity	(118,622)	(101,000)
Non-controlling interests	5,218	5,145
Total stockholders' equity	(113,404)	(95,855)
Total liabilities, mezzanine equity and stockholders' equity	$991,493	$1,003,281
(1) Includes $17.0 million of principal amount of debt due to related parties as of March 31, 2024 and December 31, 2023, respectively.
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023

Net patient revenue	$165,407	$150,754
Other revenue	16,065	16,178
Net revenue	181,472	166,932

Cost of services:
Salaries and related costs	99,328	90,703
Rent, clinic supplies, contract labor and other	55,261	52,878
Provision for doubtful accounts	4,981	4,125
Total cost of services	159,570	147,706
Selling, general and administrative expenses	26,202	30,595
Goodwill, intangible and other asset impairment charges	478	—
Operating loss	(4,778)	(11,369)
Change in fair value of 2L Notes	(5,407)	—
Change in fair value of warrant liability and contingent common shares liability	(103)	(511)
Interest expense, net	14,483	13,936
Other (income) expense, net	(94)	354
Loss before taxes	(13,657)	(25,148)
Income tax (benefit) expense	(134)	62
Net loss	(13,523)	(25,210)
Net income attributable to non-controlling interests	1,128	1,060
Net loss attributable to ATI Physical Therapy, Inc.	(14,651)	(26,270)
Less: Series A Senior Preferred Stock redemption value adjustments	(1,562)	—
Less: Series A Senior Preferred Stock cumulative dividend	6,183	5,303
Net loss available to common stockholders	$(19,272)	$(31,573)

Loss per share of Class A common stock:
Basic	$(4.61)	$(7.70)
Diluted	$(4.61)	$(7.70)
Weighted average shares outstanding:
Basic and diluted	4,180	4,098
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
($ in thousands)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023

Net loss	$(13,523)	$(25,210)
Other comprehensive (loss) income:
Cash flow hedges	(140)	(3,456)
Comprehensive loss	(13,663)	(28,666)
Net income attributable to non-controlling interests	1,128	1,060
Comprehensive loss attributable to ATI Physical Therapy, Inc.	$(14,791)	$(29,726)
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
($ in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	4,032,621	$—	6,794	$(219)	$1,308,119	$406	$(1,409,306)	$5,145	$(95,855)
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(4,621)	—	—	—	(4,621)
Vesting of restricted shares distributed to holders of Incentive Common Units	684	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	263,719	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(78,412)	—	78,412	(478)	—	—	—	—	(478)
Non-cash share-based compensation	—	—	—	—	2,268	—	—	—	2,268
Other comprehensive loss	—	—	—	—	—	(140)	—	—	(140)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(1,055)	(1,055)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	1,128	1,128
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(14,651)	—	(14,651)
Balance at March 31, 2024	4,218,612	$—	85,206	$(697)	$1,305,766	$266	$(1,423,957)	$5,218	$(113,404)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	3,967,146	$—	1,540	$(146)	$1,378,716	$4,899	$(1,339,511)	$4,489	$48,447
Vesting of restricted shares distributed to holders of Incentive Common Units	751	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	25,387	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(3,163)	—	3,163	(51)	—	—	—	—	(51)
Non-cash share-based compensation	—	—	—	—	1,454	—	—	—	1,454
Other comprehensive loss	—	—	—	—	—	(3,456)	—	—	(3,456)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(710)	(710)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	1,060	1,060
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(26,270)	—	(26,270)
Balance at March 31, 2023	3,990,121	$—	4,703	$(197)	$1,380,170	$1,443	$(1,365,781)	$4,839	$20,474
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating activities:
Net loss	$(13,523)	$(25,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill, intangible and other asset impairment charges	478	—
Depreciation and amortization	8,883	9,691
Provision for doubtful accounts	4,981	4,125
Deferred income tax provision	(134)	62
Non-cash lease expense related to right-of-use assets	12,000	11,850
Non-cash share-based compensation	2,268	1,454
Amortization of debt issuance costs and original issue discount	710	838
Non-cash interest expense	—	1,736
Loss on disposal and sale of assets	16	489
Change in fair value of 2L Notes	(5,407)	—
Change in fair value of warrant liability and contingent common shares liability	(103)	(511)
Change in fair value of non-designated derivative instrument	(351)	—
Changes in:
Accounts receivable, net	(16,987)	(5,770)
Insurance recovery receivable	(4,699)	—
Prepaid expenses and other current assets	2,315	4,073
Other non-current assets	(354)	33
Accounts payable	(3,498)	(2,439)
Accrued expenses and other liabilities	(12,229)	(6,168)
Operating lease liabilities	(13,383)	(8,476)
Other non-current liabilities	(49)	(1)
Net cash used in operating activities	(39,066)	(14,224)

Investing activities:
Purchases of property and equipment	(2,672)	(5,434)
Proceeds from sale of property and equipment	96	—
Proceeds from sale of clinics	84	355
Net cash used in investing activities	(2,492)	(5,079)

Financing activities:
Proceeds from 2L Notes from related parties	25,000	—
Proceeds from revolving line of credit	23,473	—
Payments on revolving line of credit	(18,450)	—
Payment of contingent consideration liabilities	(7)	—
Taxes paid on behalf of employees for shares withheld	(478)	(51)
Distribution to non-controlling interest holders	(1,055)	(710)
Net cash provided by (used in) financing activities	28,483	(761)

Changes in cash and cash equivalents:
Net decrease in cash and cash equivalents	(13,075)	(20,064)
Cash and cash equivalents at beginning of period	36,802	83,139
Cash and cash equivalents at end of period	$23,727	$63,075

Supplemental noncash disclosures:
Derivative changes in fair value (1)	$140	$3,456
Purchases of property and equipment in accounts payable	$2,299	$1,771
Series A Senior Preferred Stock dividends and redemption value adjustments	$4,621	$—
Exchange of delayed draw right for related party 2L Notes	$3,450	$—

Other supplemental disclosures:
Cash paid for interest	$14,174	$9,563
Cash received from hedging activities	$134	$3,418
Cash paid for taxes, net of refunds	$17	$—
(1) Derivative changes in fair value related to unrealized loss (gain) on cash flow hedges, including the impact of reclassifications.
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Note 1. Overview of the Company
ATI Physical Therapy, Inc., together with its subsidiaries (herein referred to as “we,” "our," “the Company,” “ATI Physical Therapy” or “ATI”), is a nationally recognized healthcare company, specializing in outpatient rehabilitation and adjacent healthcare services. The Company provides outpatient physical therapy services under the name ATI Physical Therapy and, as of March 31, 2024, had 884 clinics located in 24 states (as well as 18 clinics under management service agreements). The Company was founded in 1996 under the name Assessment Technologies Inc. ATI Physical Therapy, Inc., a Delaware corporation, was organized in 2020 originally under the name Fortress Value Acquisition Corp. II (herein referred to as "FAII" or "FVAC"). The Company offers a variety of services within its clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, including work conditioning and work hardening; hand therapy; and other specialized treatment services.
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
Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results the Company expects for the entire year. In addition, the influence of seasonality, changes in payor contracts, changes in rate per visit, changes in referral and visit volumes, strategic transactions and initiatives, labor market dynamics and wage inflation, changes in laws and general economic conditions in the markets in which the Company operates and other factors impacting the Company's operations may result in any period not being comparable to the same period in previous years.
Use of estimates
The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The effect of any change in estimates will be recognized in the current period of the change. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company's unaudited condensed consolidated financial statements include its wholly-owned subsidiaries. All intercompany balances and accounts are eliminated in consolidation.
For further information regarding the Company's accounting policies and other information, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Reverse Stock Split
On June 14, 2023, the Company effected a one-for-fifty (1-for-50) reverse stock split of its Class A common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders held on June 13, 2023, and the final reverse split ratio was subsequently approved by the Company’s board of directors (the "Board") on June 14, 2023. The Company's common stock commenced trading on a reverse split-adjusted basis on June 15, 2023.
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
All information included in these unaudited condensed consolidated financial statements and related notes has been adjusted, on a retrospective basis, to reflect the Reverse Stock Split.
Liquidity and going concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within twelve months after the date that these unaudited condensed consolidated financial statements are issued.
As of March 31, 2024, the Company had $23.7 million in cash and cash equivalents and no available capacity under its revolving credit facility. The Company was in compliance with its minimum liquidity covenant under the 2022 Credit Agreement (as defined in Note 8) as of March 31, 2024.
The Company has continued to generate negative operating cash flows, operating losses and net losses. For the three months ended March 31, 2024, the Company had cash flows used in operating activities of $39.1 million, operating loss of $4.8 million and net loss of $13.5 million. These results are, in part, due to our current capital structure, including cash interest costs, and continuation of trends experienced by the Company in recent years including a tight labor market for available physical therapy and other healthcare providers in the workforce. The Company has continued to fund cash used in operations primarily from financing activities and expects to need additional liquidity to continue funding working capital requirements, necessary capital expenditures as well as to be available for general corporate purposes, including interest repayments. The Company is at risk of insufficient funding to meet its obligations as they become due as well as non-compliance with its minimum liquidity financial covenant under its 2022 Credit Agreement. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
On June 15, 2023, the Company completed a debt restructuring transaction under its 2022 Credit Agreement including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien paid-in-kind convertible notes (the “2L Notes”) and (B) shares of Series B Preferred Stock (as defined in Note 8). The Company utilized the delayed draw of $25.0 million during the quarter.
The Company plans to continue its efforts to improve its operating results and cash flow through increases to clinical staffing levels, improvements in clinician productivity, controlling costs and capital expenditures and increases in patient visit volumes, referrals and rate per visit. There can be no assurance that the Company's plan will be successful in any of these respects.

Future liquidity needs are expected to require additional sources of liquidity beyond operating results. Additional liquidity sources considered include but are not limited to:
•raising additional debt and/or equity capital,
•disposal of assets, and/or
•other strategic alternatives to improve its business, results of operations and financial condition.
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
The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Cash, cash equivalents and restricted cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less when issued. Restricted cash consists of cash held as collateral in relation to the Company's corporate card agreement. Restricted cash included within cash and cash equivalents as presented within our unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, and our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2024 and March 31, 2023 was $0.8 million.

Recent accounting pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides guidance to improve the disclosures for reportable segments through enhanced disclosures about significant segment expenses. This ASU is effective for the Company's annual financial statements to be issued for the year ended December 31, 2024, and the Company's interim financial statements during the year ended December 31, 2025, with early adoption permitted. This ASU shall be applied on a retrospective basis for all prior periods presented in the financial statements. The Company expects to adopt this new accounting standard in its Annual Report on Form 10-K for the year ended December 31, 2024, and does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.
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
Note 3. Divestitures
Clinics held for sale
During the fourth quarter of 2023, the Company classified the assets and liabilities of certain clinics as held for sale as a result of the Company's decision to sell the clinics. The divestiture transactions are anticipated to be completed within twelve months. The clinics did not meet the criteria to be classified as discontinued operations. During the first quarter of 2024, the Company completed a portion of its anticipated divestiture transactions, which were immaterial.
Major classes of assets and liabilities classified as held for sale as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Property and equipment, net	646	674
Operating lease right-of-use assets	960	1,382
Total assets held for sale	$1,606	$2,056

Current portion of operating lease liabilities	261	357
Operating lease liabilities	1,058	1,421
Total liabilities held for sale	$1,319	$1,778

Note 4. Revenue from Contracts with Customers
The following table disaggregates net revenue by major service line for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net patient revenue	$165,407	$150,754
ATI Worksite Solutions (1)	9,331	9,201
Management Service Agreements (1)	3,733	3,725
Sports Medicine and other revenue (1)	3,001	3,252
	$181,472	$166,932
(1)ATI Worksite Solutions, Management Service Agreements and Sports Medicine and other revenue are included within other revenue on the face of the unaudited condensed consolidated statements of operations.
The following table disaggregates net patient revenue for each associated payor class as a percentage of total net patient revenue for the periods indicated below:

	Three Months Ended
	March 31, 2024	March 31, 2023
Commercial	58.5%	58.1%
Government	21.8%	23.6%
Workers’ compensation	12.2%	12.0%
Other (1)	7.5%	6.3%
	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury reimbursement.
Note 5. Goodwill, Trade Name and Other Intangible Assets
Changes in the carrying amount of goodwill during the current year consisted of the following (in thousands):

Goodwill at December 31, 2023 (1)	$289,650
Impairment charges (2)	—
Goodwill at March 31, 2024 (1)	$289,650
(1) Net of accumulated impairment losses of $1,045.7 million.
(2) The Company did not note any triggering events during the three months ended March 31, 2024 that resulted in the recording of an impairment loss.

The table below summarizes the Company’s carrying amount of trade name and other intangible assets at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Gross intangible assets:
ATI trade name (1)	$245,000	$245,000
Non-compete agreements	2,395	2,395
Other intangible assets	640	640
Accumulated amortization:
Accumulated amortization – non-compete agreements	(1,940)	(1,807)
Accumulated amortization – other intangible assets	(381)	(370)
Total trade name and other intangible assets, net	$245,714	$245,858
(1) Not subject to amortization.
Amortization expense for the three months ended March 31, 2024 and 2023 was immaterial. The Company estimates that amortization expense related to intangible assets will be immaterial over the next five fiscal years and thereafter.
Note 6. Property and Equipment
Property and equipment consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Equipment	$37,993	$37,980
Furniture and fixtures	14,414	14,311
Leasehold improvements	178,350	178,888
Automobiles	—	4
Computer equipment and software	111,006	108,749
Construction-in-progress	918	2,134
	342,681	342,066
Accumulated depreciation and amortization	(248,866)	(241,644)
Property and equipment, net (1)	$93,815	$100,422
(1) Excludes $0.6 million and $0.7 million reclassified as held for sale as of March 31, 2024 and December 31, 2023, respectively. Refer to Note 3 - Divestitures for additional information.
The following table presents the amount of depreciation and amortization expense related to property and equipment recorded in rent, clinic supplies, contract labor and other and selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Rent, clinic supplies, contract labor and other	$6,006	$6,458
Selling, general and administrative expenses	2,733	3,049
Total depreciation expense	$8,739	$9,507

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Salaries and related costs	$17,822	$37,630
Accrued legal settlement (1)	27,608	21,324
Credit balances due to patients and payors	8,188	7,712
Accrued interest	4,834	4,913
Accrued professional fees	3,938	4,146
Accrued occupancy costs	2,738	2,593
Accrued contract labor	2,452	2,255
Other payables and accrued expenses	8,625	7,862
Total	$76,205	$88,435
(1) Includes estimated liability of $26.5 million and $20.0 million related to settlement agreement in principle as of March 31, 2024 and December 31, 2023, respectively. Refer to Note 14 - Commitments and Contingencies for additional information.
Note 8. Borrowings
Long-term debt, net consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Senior Secured Term Loan (1, 2) (due February 24, 2028)	$410,048	$410,048
Revolving Loans (3) (due February 24, 2027)	43,473	38,450
Less: unamortized debt issuance costs	(7,062)	(7,395)
Less: unamortized original issue discount	(7,185)	(7,525)
Total debt, net	439,274	433,578
Less: current portion of long-term debt	—	—
Long-term debt, net	$439,274	$433,578
(1) Interest rate of 12.7% at both March 31, 2024 and December 31, 2023, with interest payable in designated installments at a variable interest rate. The effective interest rate for the Senior Secured Term Loan was 13.9% at both March 31, 2024 and December 31, 2023.
(2) As of both March 31, 2024 and December 31, 2023, the Company has paid $10.0 million of its interest in-kind on its Senior Secured Term Loan by capitalizing and adding such interest to the principal amount of the debt.
(3) Weighted average interest rate of 9.5% at both March 31, 2024 and December 31, 2023, with interest payable in designated installments at a variable interest rate.
2L Notes due to related parties, at fair value consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
2L Notes due to related parties, at fair value	$95,615	$79,472

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
Amendment No. 2 to the Credit Agreement
Pursuant to Amendment No. 2 to the Credit Agreement, the terms of the remaining unexchanged $407.8 million principal amount of the Senior Secured Term Loan as of the Signing Date were revised to: (i) increase the interest rate in the form of paid-in-kind interest by 1.0% per annum until the achievement of certain financial metrics, (ii) reset the prepayment premiums with respect to any repayment of the Senior Secured Term Loan, and (iii) amend certain covenants. At the completion of the 2023 Debt Restructuring, $391.0 million principal of amended Senior Secured Term Loan was outstanding with HPS Investment Partners, LLC (“HPS”), $16.3 million principal was outstanding with Onex Credit Partners, LLC (“Onex”), $0.3 million principal was outstanding with Knighthead Capital Management, LLC (“Knighthead”), and the remaining $0.2 million principal was outstanding with Marathon Asset Management LP (“Marathon”). Additionally, the terms of the Company's Revolving Loans (as defined below) were revised to increase the cash interest rate by 1.0% until the achievement of certain financial metrics.
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

Based on the results of the cash flow tests and requirements pursuant to Accounting Standards Codification ("ASC") Topic 470, Debt, the Company accounted for the impacts of Amendment No. 2 to the Credit Agreement related to the amount held by HPS as a modification, and the impacts related to the amounts held by Onex, Knighthead, and Marathon as an extinguishment. As part of the 2023 Debt Restructuring, the Company recognized $1.8 million of incremental original issue discount on the Senior Secured Term Loan related to lenders treated under extinguishment accounting.
Second Lien Note Purchase Agreement and Designation of Series B Preferred Stock
Knighthead, Marathon, and Onex collectively exchanged a principal amount of $100.0 million of Senior Secured Term Loan for $100.0 million of 2L Notes stapled with a number of shares of Series B Preferred Stock. Of the $100.0 million of 2L Notes issued, approximately $50.8 million were issued to Knighthead, $40.4 million were issued to Marathon, and $8.8 million were issued to Onex. The 2L Notes are subordinated in right of payment and lien priority to the 2022 Credit Facility (as defined below) and mature on August 24, 2028, unless earlier converted, accrue interest at an annual rate of 8.0% payable in-kind on a quarterly basis in the form of additional 2L Notes, and are convertible into shares of common stock, at the holder’s option, at a fixed conversion price of $12.50, subject to certain adjustments in the agreement (the "Conversion Price"). Upon conversion of the 2L Notes, the Company shall deliver to the holder a number of shares of common stock equal to (i) the principal amount of such 2L Notes plus any accrued and unpaid interest divided by (ii) the Conversion Price.
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
The following table presents approximate changes in outstanding shares of Series B Preferred Stock during the current year (in thousands):

March 31, 2024
Series B Preferred Stock, shares at beginning of period	108
Increase (decrease) in shares during period	27
Series B Preferred Stock, shares at end of period	135

Common stock voting rights, as converted basis(1)	10,514
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

The 2L Notes are accounted for as a liability in the Company's unaudited condensed consolidated balance sheets. The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's statements of operations. The interest cost associated with the 2L Notes is accounted for as part of the change in fair value of the 2L Notes. As a result of applying the fair value option, direct costs and fees related to the issuance of the 2L Notes were expensed as incurred. As of March 31, 2024, the principal amount and estimated fair value of the 2L Notes were approximately $135.3 million and $95.6 million, respectively. As of December 31, 2023, the principal amount and estimated fair value of the 2L Notes were approximately, $107.8 million and $79.5 million, respectively. Refer to Note 11 - Fair Value Measurements for further details on the fair value of the 2L Notes. Additionally, as of March 31, 2024, the effective interest rate on the 2L Notes was 8.0%.
The following table presents changes in the principal amount of the 2L Notes during the current year (in thousands):

March 31, 2024
2L Notes, principal amount at beginning of period	$107,812
2L Notes issued during period	25,000
Paid-in-kind interest added during period	2,502
2L Notes, principal amount at end of period	$135,314
As of March 31, 2024, of the 2L Notes principal outstanding and due to related parties, approximately $68.0 million, $52.6 million, $9.7 million, and $5.0 million were outstanding with Knighthead, Marathon, Onex, and Caspian Capital LP ("Caspian"), respectively. As of December 31, 2023, of the 2L Notes principal outstanding and due to related parties, approximately $54.7 million, $43.6 million and $9.5 million were outstanding with Knighthead, Marathon, and Onex, respectively.
Delayed Draw Right
The Company also obtained the right to cause to be issued to Knighthead, Marathon and Caspian (collectively the "Delayed Draw Purchasers") an additional $25.0 million of aggregate principal in the form of 2L Notes under its delayed draw right ("Delayed Draw Right”), which is governed by the Second Lien Note Purchase Agreement. Upon obtaining the Delayed Draw Right, the Company accounted for the Delayed Draw Right as an asset at fair value, which represented the Company's option to draw funds subject to certain conditions. For Knighthead's and Marathon's portion of the Delayed Draw Right, the asset was recognized as part of the calculation of loss on debt extinguishment. For Caspian, the Delayed Draw Right was recognized as a capital contribution as there was no previous lender relationship with the Company with respect to the Senior Secured Term Loan. At the Closing Date, the Company recognized approximately $3.5 million in Delayed Draw Right assets, which is included in other current assets on the Company's unaudited condensed consolidated balance sheets at December 31, 2023.
During the three months ended March 31, 2024, the Company issued $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right, which are subject to the same terms as the convertible 2L Notes and associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion. Approximately $12.0 million, $8.0 million, and $5.0 million of the 2L Notes were issued to Knighthead, Marathon and Caspian, respectively. The Delayed Draw Right assets were de-recognized upon issuance of 2L Notes under the Delayed Draw Right which reduced the initial carrying value of the 2L Notes in the form of an original issue discount.

2022 Credit Agreement
On February 24, 2022 (the "Refinancing Date"), the Company entered into various financing arrangements to refinance its previous long-term debt (the "2022 Debt Refinancing"). As part of the 2022 Debt Refinancing, ATI Holdings Acquisition, Inc. (the "Borrower"), an indirect subsidiary of the Company, entered into a credit agreement among the Borrower, Wilco Intermediate Holdings, Inc. ("Holdings"), as loan guarantor, Barclays Bank PLC, as administrative agent and issuing bank, and a syndicate of lenders (the "2022 Credit Agreement"). The 2022 Credit Agreement provides a $550.0 million credit facility (the "2022 Credit Facility") that is comprised of a $500.0 million senior secured term loan (the "Senior Secured Term Loan") which was fully funded at closing and a $50.0 million "super priority" senior secured revolver (the "Revolving Loans") with a $10.0 million letter of credit sublimit.
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
Senior Secured Term Loan
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company was able to elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The Company elected to pay a portion of its interest in-kind beginning in the third quarter of 2022 through the completion of the first year under the agreement. As of March 31, 2024, borrowings on the Senior Secured Term Loan bear interest at 12.7%, consisting of 12-month SOFR, subject to a 1.0% floor, plus a credit spread of 7.25%. As of March 31, 2024, the effective interest rate on the Senior Secured Term Loan was 13.9% and the outstanding principal amount was $410.0 million, of which $17.0 million was due to related parties and is primarily attributable to Onex. Beginning in October 2023, the Company is no longer incurring the incremental 1.0% paid-in-kind interest on its Senior Secured Term Loan based on its achievement of the required financial metrics under the terms of the 2023 Debt Restructuring.
Revolving Loans
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. As of December 31, 2023, $38.5 million in Revolving Loans were outstanding. During the three months ended March 31, 2024, the Company repaid approximately $18.5 million in Revolving Loans and drew an additional $23.5 million in Revolving Loans. As of March 31, 2024, $43.5 million in Revolving Loans were outstanding and bearing interest at a weighted average rate of 9.5%, consisting of 3-month SOFR plus a credit spread of approximately 4.2%. Beginning in October 2023, the Company is no longer incurring the incremental 1.0% interest on its Revolving Loans based on its achievement of the required financial metrics under the terms of the 2023 Debt Restructuring.
Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans were $0.4 million as of March 31, 2024, and $0.5 million as of December 31, 2023.

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
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. In accordance with Amendment No. 2 to the Credit Agreement, the financial covenants require the Company to maintain $10.0 million of minimum liquidity, as defined in the agreement, at each test date through the fourth quarter of 2024. Additionally, beginning in the first quarter of 2025, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 11.00:1.00. The net leverage ratio covenant decreases each subsequent quarter through the second quarter of 2026 to 7.00:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of March 31, 2024, the Company is in compliance with its minimum liquidity financial covenant.
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
The Company had letters of credit totaling $6.5 million under the letter of credit sub-facility on the Revolving Loans as of both March 31, 2024 and December 31, 2023. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.

Aggregate maturities of the Company's borrowings at March 31, 2024 are as follows (in thousands):

2024 (remainder of year)	$—
2025	—
2026	—
2027	43,473
2028	545,362
Thereafter	—
Total future maturities(1)	588,835
Unamortized original issue discount and debt issuance costs	(14,247)
2L Notes due to related parties, principal amount(1, 2)	(135,314)
Long-term debt, net(1)	$439,274
(1) Excludes any contractual paid-in-kind interest that may be accrued and added to the principal amounts between now and the respective maturity dates.
(2) The principal amount of the 2L Notes differs from the estimated fair value presented on the unaudited condensed consolidated balance sheet due to the Company's election of the fair value option. Refer to Note 11 - Fair Value Measurements for further details on the fair value of the 2L Notes.
Note 9. Share-Based Compensation
The Company recognizes compensation expense for all share-based compensation awarded to employees, net of forfeitures, using a fair value-based method. The grant-date fair value of each award is amortized to expense on a straight-line basis over the award’s vesting period. Compensation expense associated with share-based awards is included in salaries and related costs and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations, depending on whether the award recipient is a clinic-level or corporate employee, respectively. Share-based compensation expense is adjusted for forfeitures as incurred.
ATI 2021 Equity Incentive Plan
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which it may grant equity interests of the Company, in the form of stock options, stock appreciation rights, restricted stock awards and restricted stock units, to members of management, key employees and independent directors of the Company and its subsidiaries. The Compensation Committee is authorized to make grants and to make various other decisions under the 2021 Plan. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 1.2 million. As of March 31, 2024, approximately 0.3 million shares were available for future grant.
Total non-cash share-based compensation expense recognized in the three months ended March 31, 2024 and 2023 was approximately $2.3 million and $1.5 million, respectively.

Note 10. Mezzanine and Stockholders' Equity
Series A Senior Preferred Stock
In connection with the 2022 Debt Refinancing, the Company issued 165,000 shares of non-convertible preferred stock (the "Series A Senior Preferred Stock") plus warrants to purchase 0.1 million shares of the Company's common stock at an exercise price of $150.00 per share (the "Series I Warrants") and warrants to purchase 0.1 million shares of the Company's common stock at an exercise price equal to $0.50 per share (the "Series II Warrants"). The shares of the Series A Senior Preferred Stock have a par value of $0.0001 per share and an initial stated value of $1,000 per share, for an aggregate initial stated value of $165.0 million. The Company is authorized to issue 1.0 million shares of preferred stock per the Certificate of Designation. As of March 31, 2024, there was 0.2 million shares of Series A Senior Preferred Stock issued and outstanding.
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
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid-in-kind dividends related to the Series A Senior Preferred Stock were $6.2 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the accumulated paid-in-kind dividends related to the Series A Senior Preferred Stock were $47.3 million and the aggregate stated value was $212.3 million.

Changes in the aggregate stated value and stated value per share of the Series A Senior Preferred Stock consisted of the following during the current year (in thousands, except per share data):

March 31, 2024
Aggregate stated value, beginning of period	$206,095
Paid-in-kind dividends	6,183
Aggregate stated value, end of period	$212,278

Preferred shares issued and outstanding, beginning of period	165
Preferred shares issued and outstanding, end of period	165

Stated value per share, beginning of period	$1,249.06
Stated value per share, end of period	$1,286.53
The Company has the right to redeem the Series A Senior Preferred Stock, in whole or in part, at any time (subject to certain limitations on partial redemptions). The Redemption Price for each share of Series A Senior Preferred Stock is equal to the stated value subject to certain price adjustments depending on when such optional redemption takes place, if at all.
The Series A Senior Preferred Stock is perpetual and is not mandatorily redeemable at the option of the holders, except upon the occurrence of a Mandatory Redemption Event. Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price. Because the Series A Senior Preferred Stock is mandatorily redeemable contingent on certain events outside the Company’s control, such as a change in control, and since such events are not currently deemed certain to occur, the Series A Senior Preferred Stock is classified as mezzanine equity in the Company's unaudited condensed consolidated balance sheets.
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

As part of the 2022 Debt Refinancing, the Preferred Equityholders, voting as a separate class, had the right to designate and elect one director to serve on the Company’s Board until such time after the Refinancing Date that (i) as of any applicable fiscal quarter end, the Company’s trailing 12-month Consolidated Adjusted EBITDA (as defined in the Certificate of Designation) exceeds $100.0 million, or (ii) the Lead Purchaser ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Refinancing Date. As part of the 2023 Debt Restructuring, (1) the Preferred Equityholders’ preexisting rights as holders of the Company’s Series A Senior Preferred Stock to designate and elect one director to the Board was revised to provide that (a) the Preferred Equityholders have the right to appoint three additional directors to the Board (resulting in the right of the Preferred Equityholders to appoint a total of four directors to the Board) until such time after the Closing Date that the Lead Purchaser (as defined in certain of the transaction agreements entered into in connection with the original issuance of the Series A Senior Preferred Stock) ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Closing Date, one of whom must be unaffiliated with (and independent of) the Preferred Equityholders and who must meet the definition of “independent” under the listing standards of the New York Stock Exchange ("NYSE"), and by the SEC; and (b) all such designee directors of the Preferred Equityholders will be subject to consideration by the Board (acting in good faith and consistent with their review of other Board candidates) and (2) the provision in the Certificate of Designation of the Company’s Series A Senior Preferred Stock that eliminated the Preferred Equityholders’ director designation rights upon the Company’s achievement of certain amounts of earnings before interest, taxes, depreciation and amortization ("EBITDA") was deleted.
Prior to the closing of the 2023 Debt Restructuring, because the Series A Senior Preferred Stock is classified as mezzanine equity and was not considered redeemable or probable of becoming redeemable, the paid-in-kind dividends that were added to the stated value did not impact the carrying value of the Series A Senior Preferred Stock in the Company’s unaudited condensed consolidated balance sheets. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Company determined that redemption of the Series A Senior Preferred Stock is no longer solely within the control of the Company. As a result, the Company determined that the Series A Senior Preferred Stock is probable of becoming redeemable based on the accounting guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Following the 2023 Debt Restructuring, since the Series A Senior Preferred Stock is probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount as if redemption were to occur at the end of the reporting period. As of March 31, 2024, the redemption value of the Series A Senior Preferred Stock was $225.0 million, which includes the aggregate stated value at March 31, 2024, inclusive of paid-in-kind dividends, and an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period, based on the terms of the Certificate of Designation.
Changes in the carrying value of the Series A Senior Preferred Stock during the three months ended March 31, 2024 consisted of the following (in thousands). There were no changes in the carrying value of the Series A Senior Preferred Stock during the three months ended March 31, 2023:

March 31, 2024
Carrying value, beginning of period	$220,393
Paid-in-kind dividends recognized to carrying value	6,183
Redemption value adjustment	(1,562)
Carrying value, end of period	$225,014

2022 Warrants
In connection with the Preferred Stock Financing, the Company agreed to issue to the preferred stockholders the Series I Warrants entitling the holders thereof to purchase 0.1 million shares of the Company's common stock at an exercise price equal to $150.00 per share, exercisable for 5 years from the Refinancing Date; and the Series II Warrants entitling holders thereof to purchase 0.1 million shares of the Company's common stock at an exercise price equal to $0.50 per share, exercisable for 5 years from the Refinancing Date (collectively, the "2022 Warrants"). Such number of shares of common stock purchasable pursuant to the 2022 Warrant Agreement and related exercise prices may be adjusted from time to time under certain scenarios as set forth in the 2022 Warrant Agreement, which relate to potential changes in the Company's capital structure. The 2022 Warrants are classified as equity instruments. There were no 2022 Warrants exercised during the three months ended March 31, 2024.
Class A common stock
The Company is authorized to issue 470.0 million shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At March 31, 2024, there were 4.5 million shares of Class A common stock issued and 4.2 million shares outstanding.
As of March 31, 2024, shares of Class A common stock reserved for potential future issuance, on an as-if converted basis, were as follows (in thousands):

March 31, 2024
2L Notes(1)	10,825
Shares available for grant under the 2021 Plan	251
2021 Plan share-based awards outstanding	594
Earnout Shares reserved	300
2022 Warrant shares reserved	230
IPO Warrant shares reserved	197
Vesting Shares reserved(2)	173
Restricted shares(2)	4
Total shares of common stock reserved	12,574
(1) Calculated based on the principal amount of 2L Notes and Conversion Price of $12.50 per share. This figure differs from the contractual Voting Rights Conversion Price of $12.87 as outlined in Note 8 - Borrowings.
(2) Represents shares of Class A common stock legally issued, but not outstanding, as of March 31, 2024.
Treasury stock
During the three months ended March 31, 2024, the Company net settled 78,412 shares of its Class A common stock related to employee tax withholding obligations associated with the Company's share-based compensation program. These shares are reflected at cost as treasury stock in the unaudited condensed consolidated financial statements. As of March 31, 2024, there were 85,206 shares of treasury stock totaling $0.7 million recognized in the unaudited condensed consolidated balance sheets.

Note 11. Fair Value Measurements
The Company determines fair value measurements used in its unaudited condensed consolidated financial statements based upon the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels, with Level 1 having the highest priority and Level 3 having the lowest.
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
As of March 31, 2024 and December 31, 2023, respectively, the recorded values of cash, cash equivalents and restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these items.
Fair value measurement of debt
The Company's Revolving Loans are Level 2 fair value measures which have a variable interest rate structure that resets on a frequent short-term basis and, as of March 31, 2024, the recorded amounts approximate fair value.
In connection with the 2023 Debt Restructuring, the Company estimated the fair value of a portion of its Senior Secured Term Loan using a Black-Derman-Toy Lattice Bond Pricing Model, which utilized Level 3 inputs. During the third quarter of 2023, the Company prospectively changed its method to estimate the fair value of its Senior Secured Term Loan to a Discounted Cash Flow Model, noting no material changes to the presentation of fair values relative to the previous method. The Discounted Cash Flow Model utilizes observable and unobservable Level 3 inputs, such as SOFR forward rates and an estimated yield. As of March 31, 2024, the carrying amount and estimated fair value of the Senior Secured Term Loan was approximately $395.8 million and $372.3 million, respectively.
As discussed in Note 8 - Borrowings, the Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's unaudited condensed consolidated statements of operations. The Company determines the fair value of the 2L Notes using Level 3 inputs. In connection with the 2023 Debt Restructuring, the fair value of the 2L Notes was estimated using a Goldman Sachs Convertible Bond Valuation Model to consider the impacts of the conversion feature. During the third quarter of 2023, the Company prospectively changed its method to estimate the fair value of its 2L Notes to a Bond Plus Call Model, which also considers the impacts of the conversion feature, noting no material changes to the presentation of fair values relative to the previous method. Changes in the assumptions of the unobservable inputs may materially affect the estimated fair value of the 2L Notes.

The key inputs into the Bond Plus Call Model used to estimate the fair value of the 2L Notes were as follows as of March 31, 2024 and December 31, 2023:

	2L Notes
	March 31, 2024	December 31, 2023
Risk-free interest rate	4.2%	3.8%
Volatility	45.0%	45.0%
Selected yield	20.9%	20.5%
Expected term (years)	4.5	4.7
Share price	$5.58	$6.14
The following table presents the changes in the fair value of the 2L Notes that is recognized in change in fair value of 2L Notes in the unaudited condensed consolidated statements of operations for the periods indicated below (in thousands). None of the change in fair value is attributable to instrument-specific credit risk:

Three Months Ended
March 31, 2024
Fair value, beginning of period	$79,472
2L Notes issued during the period	25,000
De-recognition of original issuance discount (1)	(3,450)
Decrease in fair value	(5,407)
Fair value, end of period	$95,615
(1) The de-recognition of the Delayed Draw Right assets reduced the initial carrying value of 2L Notes issued under the Delayed Draw Right in the form of an original issuance discount. As the Company accounts for the 2L Notes under the fair value option, the original issuance discount was subsequently de-recognized as a component of the initial fair value calculation of the issued 2L Notes.
There were no changes in the fair value of the 2L Notes during the three months ended March 31, 2023 as the 2L Notes were not yet issued.
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

The following table presents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023, respectively (in thousands):

Cash Flow Hedges
Balance as of December 31, 2023	$406
Unrealized (gain) loss recognized in other comprehensive income before reclassifications	—
Reclassification to interest expense, net	(140)
Balance as of March 31, 2024	$266

Balance as of December 31, 2022	$4,899
Unrealized gain recognized in other comprehensive income before reclassifications	(99)
Reclassification to interest expense, net	(3,357)
Balance as of March 31, 2023	$1,443
For the three months ended March 31, 2024, the change in fair value of the Company's non-designated cash flow hedge was immaterial.
The following table presents the fair value of derivative assets and liabilities within the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as cash flow hedging instruments:
Other current assets	$187	—	$33	—
Other non-current liabilities	—	—	—	$62
Note 12. Income Taxes
The effective tax rate and income tax benefit for the three months ended March 31, 2024 were 1.0% and $0.1 million, compared to an effective tax rate and income tax expense of (0.2)% and $0.1 million for the three months ended March 31, 2023.
The effective tax rate for the three months ended March 31, 2024 was estimated based on full-year 2024 forecast. The estimated effective tax rate was different than the statutory rate primarily due to the recognition of valuation allowances against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain. The estimated effective tax rate applicable to year-to-date losses as adjusted for discrete items including nontaxable fair value adjustments related to liability-classified share-based instruments, resulted in a tax benefit of $0.1 million for the three months ended March 31, 2024.
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

In evaluating the Company's ability to recover deferred income tax assets, all available positive and negative evidence is considered, including scheduled reversal of deferred tax liabilities, operating results and forecasts of future taxable income in each of the jurisdictions in which the Company operates. As of March 31, 2024, the Company determined that a significant portion of its federal and state net operating loss carryforwards with definite and certain indefinite carryforward periods and certain deferred tax assets are not more likely than not to be realized based on the weight of available evidence. As a result, the Company recorded valuation allowances against tax benefits related to its current year losses.
Note 13. Leases
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
Lease costs are included as components of rent, clinic supplies, contract labor and other and selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. Lease charges related to ROU asset impairments are included in goodwill, intangible and other asset impairment charges on the unaudited condensed consolidated statements of operations. The components of the Company's lease costs incurred were as follows for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Lease cost
Operating lease cost (1)	$16,918	$16,689
Variable lease cost (2)	5,243	5,362
Total lease cost (3)	$22,161	$22,051
(1) Includes ROU asset impairment charges for the three months ended March 31, 2024, which are immaterial.
(2) Includes short term lease costs, which are immaterial.
(3) Total lease cost does not include sublease income. Sublease income for the three months ended March 31, 2024 primarily relates to the sublease of the Company's executive offices effective January 1, 2024, and is immaterial. Sublease income for the three months ended March 31, 2023 primarily relates to subleases of certain clinic facilities to third parties, and is immaterial.

The Company leases its executive offices under an operating lease expiring in December 2032. In December 2023, the Company entered into an agreement to sublease a portion of the office space effective on January 1, 2024 and the entire office space effective on January 1, 2025. The Company recognized initial broker commissions costs related to executing the sublease in other non-current assets and accrued expenses and other liabilities in the Company's unaudited condensed consolidated balance sheets, which are immaterial. The costs will amortize ratably over the sublease term in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.
During the three months ended March 31, 2024 and 2023, the Company modified the lease terms for a significant number of its real estate leases, primarily related to lease term extensions and renewals in the normal course of business. Modifications during the three months ended March 31, 2024 and 2023 contributed an increase to the Company’s operating lease ROU assets and operating lease liabilities of approximately $9.6 million and $5.9 million, respectively.
Other supplemental quantitative disclosures were as follows for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,739	$13,133
Right-of-use assets obtained in exchange for new operating lease liabilities	$140	$4,898
Average lease terms and discount rates as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	5.3 years	5.4 years
Weighted-average discount rate:
Operating leases	7.8%	7.4%

Estimated undiscounted future lease payments under non-cancellable operating leases, along with a reconciliation of the undiscounted cash flows to operating lease liabilities, respectively, at March 31, 2024 were as follows (in thousands):

Year	Amount(1)
2024 (remainder of year)	$51,149
2025	59,904
2026	52,293
2027	40,838
2028	29,302
Thereafter	52,910
Total undiscounted future cash flows	286,396
Less: Imputed Interest	(53,082)
Present value of future cash flows	$233,314
Presentation on Balance Sheet:
Current	$51,339
Non-current	$181,975
(1) Excludes $0.3 million of current portion of operating lease liabilities and $1.1 million of operating lease liabilities, respectively, reclassified as held for sale as of March 31, 2024. Refer to Note 3 - Divestitures for additional information.
Note 14. Commitments and Contingencies
The Company has contractual commitments that are not required to be recognized in the unaudited condensed consolidated financial statements related to cloud computing, networking technology and telecommunications services agreements. As of March 31, 2024, minimum amounts due under these agreements are approximately $34.7 million through May of 2029 subject to customary business terms and conditions.
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
On February 8, 2022, Lead Plaintiffs filed a consolidated amended complaint against ATI, the ATI Individual Defendants, and the FVAC Defendants, which asserts claims against (i) ATI and the ATI Individual Defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); (ii) the ATI Individual Defendants under Section 20(a) of the Exchange Act (in connection with the Section 10(b) claim); (iii) all defendants under Section 14(a) of the Exchange Act; and (iv) the ATI Individual Defendants and the FVAC Defendants under Section 20(a) of the Exchange Act (in connection with the Section 14(a) claim). Lead Plaintiffs purport to assert these claims on behalf of those ATI stockholders who purchased or otherwise acquired their ATI shares between February 22, 2021 and October 19, 2021, inclusive, and/or held FVAC Class A common shares as of May 24, 2021 and were eligible to vote at FVAC’s June 15, 2021 special meeting. The consolidated amended complaint generally alleges that the proxy materials for the FVAC/ATI merger, as well as other ATI disclosures (including the press release announcing ATI’s financial results for the first quarter of 2021), were false and misleading (and, thus, in violation of Sections 10(b) and 14(a) of the Exchange Act) because they failed to disclose that: (i) ATI was experiencing attrition among its physical therapists; (ii) ATI faced increasing competition for clinicians in the labor market; (iii) as a result, ATI faced difficulty retaining therapists and incurred increased labor costs; (iv) also as a result, ATI would open fewer new clinics; and (v) also as a result, the defendants’ positive statements about ATI’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Lead Plaintiffs, on behalf of themselves and the putative class, seek money damages in an unspecified amount and costs and expenses, including attorneys’ and experts’ fees. On April 11, 2022, defendants filed motions to dismiss the consolidated amended complaint, which were fully briefed as of July 25, 2022. On September 6, 2023, the court granted in part and denied in part the motions to dismiss. On October 19, 2023, ATI, the ATI Individual Defendants, and the FVAC Defendants answered the consolidated amended complaint. Discovery then commenced.
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
Stockholder derivative complaint
Federal Derivative Litigation. Between December 1, 2021 and September 22, 2022, five purported ATI stockholders filed four derivative actions, purportedly on behalf of ATI, in the U.S. District Court for the Northern District of Illinois. On November 21, 2022, four of these stockholder plaintiffs, Vinay Kumar, Brendan Reginbald, Ziyang Nie and Julia Chang, filed a consolidated amended complaint against Labeed Diab, Joe Jordan, John Larsen, John Maldonado, Carmine Petrone, Christopher Krubert, Joanne Burns and James Parisi (collectively, the “Legacy ATI Defendants”), Drew McKnight, Joshua Pack, Aaron Hood, Carmen Policy, Marc Furstein, Leslee Cowen, Rafeket Russak-Aminoach, and Sunil Gulati (collectively, the “FVACII Individual Defendants”), and Fortress Acquisition Sponsor II, LLC and Fortress Investment Group LLC (together, the "Fortress Entity Defendants," and together with the FVACII Individual Defendants, the “FVACII Defendants”). The consolidated amended complaint asserts claims on behalf of ATI against: (i) the FVACII Defendants for breach of fiduciary duty; (ii) Fortress Acquisition Sponsor II, LLC and the Legacy ATI Defendants for aiding and abetting breach of fiduciary duty; (iii) Labeed Diab, Joe Jordan, and Drew McKnight for contribution under Section 21D of the Exchange Act; (iv) the FVACII Defendants under Section 14(a) of the Exchange Act; (v) the Legacy ATI Defendants for unjust enrichment; and (vi) all defendants for contribution and indemnification under Delaware law. Plaintiffs' allegations generally mirror those asserted in the stockholder class action described above. On January 20, 2023, defendants filed motions to dismiss the consolidated amended complaint, which remain pending. On March 3, 2023, in lieu of filing a response to defendants' motions to dismiss, plaintiffs filed a motion for leave to file an amended complaint, which was fully briefed as of April 7, 2023. On March 31, 2024, the court granted plaintiffs' motion for leave to file an amended complaint. On April 2, 2024, plaintiffs filed their consolidated second amended complaint, which, in addition to the derivative claims described above, asserted direct claims against: (i) the FVACII Defendants for breach of fiduciary duty; (ii) the Legacy ATI Defendants and Fortress Acquisition Sponsor II, LLC for aiding and abetting breach of fiduciary duty; and (iii) the Legacy ATI Defendants for unjust enrichment.

Global settlement of the Federal Securities, Delaware, and Federal Derivative Litigations
The parties to the foregoing litigations have reached agreements in principle to resolve all four cases. Specifically, the parties have agreed to settle all of the putative class (or direct) claims and all of the derivative claims in these actions for $26.5 million, in the aggregate (to be paid entirely by insurance), which agreements remain subject to the negotiation of formal settlement documentation, notice to the putative class, and court approval. A portion of the proceeds that the Company will be receiving in connection with the settlement of the derivative claims (subject to court approval) is being used to fund in part, the settlement of the putative class claims. In addition, the settlement of the putative class claims is contingent on court approval of the settlement of the derivative claims, and vice versa. The Company has recorded, in the aggregate, an estimated liability of $26.5 million related to these agreements in principle, which is included in accrued expenses and other liabilities in its unaudited condensed consolidated balance sheets as of March 31, 2024, and a corresponding insurance recovery receivable of $26.5 million, which is included in insurance recovery receivable in its unaudited condensed consolidated balance sheets as of March 31, 2024. As of December 31, 2023, the Company previously recorded an estimated liability of $20.0 million and a corresponding insurance recovery receivable of $20.0 million related to these matters.
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
During the third quarter of 2023, the Company began receiving insurance reimbursements for legal costs incurred related to the stockholder class action complaint and stockholder derivative complaint previously disclosed. The Company received $1.8 million in cash reimbursements during the three months ended March 31, 2024, and recognized $0.3 million of legal cost insurance reimbursements which is included as an offset to selling, general and administrative expenses in its unaudited condensed consolidated statements of operations for the three months ended March 31, 2024.
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
Note 15. Loss per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the impact of securities that would have a dilutive effect on basic loss per share, if any. For the three months ended March 31, 2024 and 2023, shares of Series A Senior Preferred Stock are treated as participating securities and therefore are included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if the earnings for the year had been distributed. For the three months ended March 31, 2024 and 2023, the loss available to common stockholders is increased by the amount of the cumulative dividend and any redemption value adjustments for the Series A Senior Preferred Stock that was issued as part of the 2022 Debt Refinancing. As discussed in Note 8 - Borrowings, the Series B Preferred Stock are non-economic and represent voting rights only and, therefore, are not considered in the calculation of basic or diluted loss per share.

The calculation of both basic and diluted loss per share for the periods indicated below was as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2024	March 31, 2023
Basic and diluted loss per share:
Net loss	$(13,523)	$(25,210)
Less: Net income attributable to non-controlling interests	1,128	1,060
Less: Series A Senior Preferred redemption value adjustments(1)	(1,562)	—
Less: Series A Senior Preferred cumulative dividend	6,183	5,303
Loss available to common stockholders	$(19,272)	$(31,573)

Weighted average shares outstanding(2)	4,180	4,098

Basic and diluted loss per share	$(4.61)	$(7.70)
(1) For the three months ended March 31, 2024, the Series A Senior Preferred Stock was remeasured to its redemption value. For the three months ended March 31, 2024, this adjustment included an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period. Refer to Note 10 - Mezzanine and Stockholders' Equity for additional information.
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
For the periods presented, basic and diluted loss per share were equal. The following number of shares issuable related to outstanding securities could potentially dilute earnings per share in the future (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
2L Notes(1)	10,825	—
Series I Warrants	105	105
IPO Warrants	197	197
Restricted shares(2)	4	7
Stock options	98	100
RSUs	495	782
RSAs	1	3
Total	11,725	1,194
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of ATI Physical Therapy, Inc. and its subsidiaries (herein referred to as “we,” ”us,” “the Company,” “our Company,” "ATI," "ATIP," or "the Parent") should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.
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
Certain amounts in this Management's Discussion and Analysis may not add due to rounding. All percentages have been calculated using unrounded amounts for the three months ended March 31, 2024 and 2023.
All dollar amounts are presented in thousands, unless indicated otherwise.
Company Overview
We are a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 884 clinics located in 24 states (as well as 18 clinics under management service agreements) as of March 31, 2024. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
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
2023 Debt Restructuring Transaction
On June 15, 2023 (the "Closing Date"), the Company completed a transaction to improve the Company's liquidity (the "2023 Debt Restructuring"). On the Closing Date, certain previously executed agreements became effective, including (i) Amendment No. 2 to the Credit Agreement, (ii) a Second Lien Note Purchase Agreement and (iii) certain other definitive agreements relating to the 2023 Debt Restructuring. Refer to Note 8 - Borrowings in the unaudited condensed consolidated financial statements for further details.
Reverse Stock Split
On June 14, 2023, the Company effected a one-for-fifty (1-for-50) reverse stock split of its Class A common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders held on June 13, 2023, and the final reverse split ratio was subsequently approved by the Company’s board of directors (the "Board") on June 14, 2023. The Company's common stock commenced trading on a reverse split-adjusted basis on June 15, 2023.
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
Recent changes in Company leadership
On March 12, 2024, Brent Rhodes, our Chief Accounting Officer and Principal Accounting Officer, provided notice he was resigning from his position effective as of the end of business on March 28, 2024. Mr. Rhodes' resignation was not the result of a disagreement with the Company, the Board or of any matter relating to the Company's operations, financial statements, policies or practices. Effective March 28, 2024, Joseph Jordan, the Company's Chief Financial Officer, became our Principal Accounting Officer, in addition to his role as Principal Financial Officer.

Trends and Factors Affecting the Company’s Future Performance and Comparability of Results
During the first quarter of 2024, we observed the following trends in our operations:
•Improved patient visit volumes relative to the comparative period in 2023, primarily driven by higher clinician staffing.
•Improvements in retention, continuing the trend observed in 2023, in what has been a tight labor market for available physical therapy and other healthcare providers in the workforce. The tight labor market has contributed to competition in hiring, attrition, clinical staffing level challenges, continued elevated use of contract labor and wage inflation in the physical therapy industry and at ATI.
•Improvement in rate per visit relative to the comparative period in 2023 primarily driven by favorable payor contracting, lower denials experience and favorable service mix shifts, partially offset by rate headwinds including Medicare rate cuts that became effective on January 1, 2024.
Our ability to achieve our business plan depends upon a number of factors, including, but not limited to, the success of a number of continued steps being taken in an effort to increase clinical staffing levels, improve and sustain higher clinician productivity, control costs and capital expenditures, increase visit volumes and referrals and stabilize and improve rate per visit.
The Company has focused on attempting to increase its clinical staffing levels by hiring clinicians, optimizing clinician hours based on available workforce and attempting to reduce levels of clinician attrition that were elevated in recent years. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform, which has increased our expectations for labor costs. During 2023 and continuing through the first quarter of 2024, attrition levels improved. While the Company has observed improvement in hiring and attrition levels since implementing these actions, the Company continues to monitor hiring and retention risk due to a continued tight labor market for available physical therapy and other healthcare providers in the workforce which may impede our progress toward increasing visit volumes. In an effort to drive more volume and visits per day, in addition to focusing on clinical staffing levels and clinician productivity, we are working to establish relationships with new referral sources and strengthen relationships with our partner providers and existing referral sources across our geographic footprint.
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
•United States population demographics. The population of adults aged 65 and older in the United States is expected to continue to grow and thus expand the Company’s market opportunity. According to the U.S. Census Bureau, the population of adults over the age of 65 is expected to grow 23% from 2022 through 2030. As a significant portion of our net patient revenue is derived from governmental third-party payors, including Medicare, our patient base of adults aged 65 and older may increase in the coming years.

•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. In November 2023, the CMS released its final 2024 Medicare Physician Fee Schedule ("MPFS"). The final fee schedule called for an approximate 3.4% reduction in the calendar year 2024 conversion factor which led to further reductions in reimbursement rates beginning in January 2024. On March 9, 2024, the Consolidated Appropriations Act (2024) was signed into law, which provides an approximate 1.7% of incremental relief to Medicare cuts for the remainder of 2024. The change in rate is not retroactive. As a result, the reimbursement rate reduction beginning on March 9, 2024 was approximately 1.7%.
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
Patient visits
As the main operations of the Company are driven by physical therapy services provided to patients, management considers total patient visits to be a key volume measure of such services. In addition to total patient visits, management analyzes (1) average visits per day ("VPD") calculated as total patient visits divided by business days for the period, as this allows for comparability between time periods with an unequal number of business days, and (2) average VPD per clinic, calculated as average VPD divided by the average number of clinics open during the period (excluding clinics under management service agreements).
The chart below reflects recent quarterly trends in VPD:

VPD by Quarter
24,500
24,250
24,000
23,750
23,500
23,250
23,000
22,750
22,500
22,250
22,000
Q1-23
Q2-23
Q3-23
Q4-23
Q1-24

Net patient revenue ("NPR") per visit
The Company calculates net patient revenue per visit, its most significant reimbursement metric, by dividing net patient revenue in a period by total patient visits in the same period.

Clinics
To better understand geographical and location-based trends, the Company evaluates metrics based on the 884 clinics (excluding clinics under management service agreements) and 18 managed clinic locations as of March 31, 2024. De novo clinics represent organic new clinics opened during the current period based on sophisticated site selection analytics. Acqui-novo clinics represent new clinics opened during the current period, that were existing clinic operations not previously owned by the Company, in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. Acquired clinics represent new clinics from purchases of physical therapy practices. Same clinic revenue growth rate identifies revenue growth year over year on clinics that have been owned and operating for over one year. This metric is determined by isolating the population of clinics that have been open for at least 12 months and calculating the percentage change in revenue of this population between the current and prior comparable periods.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance:

	Three Months Ended
	March 31, 2024	March 31, 2023
Number of clinics (end of period)	884	909
Number of clinics managed (end of period)	18	19
New clinics during the period	—	4
Business days	64	64
Average visits per day	23,837	22,701
Average visits per day per clinic	26.9	25.0
Total patient visits	1,525,556	1,452,848
Net patient revenue per visit	$108.42	$103.76
Same clinic revenue growth rate	10.4%	8.7%
The following table provides a rollforward of activity related to the number of clinics during the corresponding periods:

	Three Months Ended
	March 31, 2024	March 31, 2023
Number of clinics (beginning of period)	896	923
Add: New clinics opened during the period	—	4
Less: Clinics closed/sold during the period	12	18
Number of clinics (end of period)	884	909

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
Rent, clinic supplies, contract labor and other. Comprised of non-salary clinic related expenses consisting of rent, clinic supplies, contract labor and other costs including travel expenses and depreciation at our clinics.
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
Change in fair value of warrant liability and contingent common shares liability. Represents non-cash amounts related to the change in the estimated fair value of the IPO Warrants, Earnout Shares and Vesting Shares.
Interest expense, net. Interest expense includes the cost of borrowing under the Company’s 2022 Credit Facility, as amended, and amortization of deferred financing costs and original issue discount.
Other (income) expense, net. Other (income) expense, net is comprised of income statement activity not related to the core operations of the Company.

Results of Operations
Three months ended March 31, 2024 compared to three months ended March 31, 2023
The following table summarizes the Company’s consolidated results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$165,407	91.1%	$150,754	90.3%	$14,653	9.7%
Other revenue	16,065	8.9%	16,178	9.7%	(113)	(0.7)%
Net revenue	181,472	100.0%	166,932	100.0%	14,540	8.7%
Cost of services:
Salaries and related costs	99,328	54.7%	90,703	54.3%	8,625	9.5%
Rent, clinic supplies, contract labor and other	55,261	30.5%	52,878	31.7%	2,383	4.5%
Provision for doubtful accounts	4,981	2.7%	4,125	2.5%	856	20.8%
Total cost of services	159,570	87.9%	147,706	88.5%	11,864	8.0%
Selling, general and administrative expenses	26,202	14.4%	30,595	18.3%	(4,393)	(14.4)%
Goodwill, intangible and other asset impairment charges	478	0.3%	—	—%	478	n/m
Operating loss	(4,778)	(2.6)%	(11,369)	(6.8)%	6,591	n/m
Change in fair value of 2L Notes	(5,407)	(3.0)%	—	—%	(5,407)	n/m
Change in fair value of warrant liability and contingent common shares liability	(103)	(0.6)%	(511)	(3.2)%	408	(79.8)%
Interest expense, net	14,483	8.0%	13,936	8.3%	547	3.9%
Other (income) expense, net	(94)	(0.1)%	354	0.2%	(448)	(126.6)%
Loss before taxes	(13,657)	(7.5)%	(25,148)	(15.1)%	11,491	(45.7)%
Income tax (benefit) expense	(134)	(0.1)%	62	—%	(196)	(316.1)%
Net loss	$(13,523)	(7.5)%	$(25,210)	(15.1)%	$11,687	(46.4)%
Net patient revenue. Net patient revenue for the three months ended March 31, 2024 was $165.4 million compared to $150.8 million for the three months ended March 31, 2023, an increase of approximately $14.7 million or 9.7%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician staffing as well as favorable net patient revenue per visit in the current period. Total patient visits increased by approximately 0.1 million visits, or 5.0%, driving an increase in average visits per day of 1,136, or 5.0%. Net patient revenue per visit increased $4.66, or 4.5%, to $108.42 for the three months ended March 31, 2024 compared to $103.76 for the three months ended March 31, 2023. The increase in net patient revenue per visit during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by favorable payor contracting, lower denials experience, certain favorable adjustments to transaction price based on collections experience and favorable service mix shifts, partially offset by Medicare rate cuts that became effective on January 1, 2024.

The following chart reflects additional detail with respect to drivers of the change in year-to-date net patient revenue (in millions):

$200.0
$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$150.8
$7.5
$7.1
$165.4
2023 Q1 Net patient revenue
Volume
NPR per visit
2024 Q1 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the three months ended March 31, 2024 was $16.1 million compared to $16.2 million for the three months ended March 31, 2023, a decrease of $0.1 million or 0.7%. Other revenue remained relatively consistent year over year.
Salaries and related costs. Salaries and related costs for the three months ended March 31, 2024 were $99.3 million compared to $90.7 million for the three months ended March 31, 2023, an increase of approximately $8.6 million or 9.5%. Salaries and related costs as a percentage of net revenue was 54.7% and 54.3% for the three months ended March 31, 2024 and 2023, respectively. The increase of $8.6 million was primarily driven by higher compensation due to higher number of clinicians and support staff, wage inflation and higher incentive compensation for clinic labor and support staff. The increase as a percentage of net revenue was primarily driven by higher compensation, partially offset by higher net patient revenue per visit during the three months ended March 31, 2024.
Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the three months ended March 31, 2024 were $55.3 million compared to $52.9 million for the three months ended March 31, 2023, an increase of approximately $2.4 million or 4.5%. Rent, clinic supplies, contract labor and other costs as a percentage of net revenue was 30.5% and 31.7% for the three months ended March 31, 2024 and 2023, respectively. The increase of $2.4 million was primarily driven by higher contract labor costs during the three months ended March 31, 2024, and the decrease as a percentage of net revenue was primarily driven by higher net revenue, partially offset by higher contract labor costs during the three months ended March 31, 2024.
Provision for doubtful accounts. Provision for doubtful accounts for the three months ended March 31, 2024 was $5.0 million compared to $4.1 million for the three months ended March 31, 2023, an increase of $0.9 million or 20.8%. Provision for doubtful accounts as a percentage of net revenue was 2.7% and 2.5% for the three months ended March 31, 2024 and 2023, respectively. The increase of $0.9 million was primarily driven by higher revenue associated with higher visit volumes during the three months ended March 31, 2024. Provision for doubtful accounts as a percentage of net revenue was relatively consistent year over year.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2024 were $26.2 million compared to $30.6 million for the three months ended March 31, 2023, a decrease of $4.4 million or 14.4%. Selling, general and administrative expenses as a percentage of net revenue was 14.4% and 18.3% for the three months ended March 31, 2024 and 2023, respectively. The decrease of $4.4 million was primarily due to lower transaction costs, non-ordinary legal and regulatory costs and higher legal cost insurance reimbursements, partially offset by higher employee salaries and incentive awards expenses during the three months ended March 31, 2024. The decrease as a percentage of net revenue was primarily driven by decreased costs related to the items noted above, as well as the impact of higher net revenue during the three months ended March 31, 2024.
Goodwill, intangible and other asset impairment charges. Goodwill, intangible and other asset impairment charges for the three months ended March 31, 2024 was $0.5 million. The amount relates to the non-cash write-down of long-lived assets during the three months ended March 31, 2024.
Change in fair value of 2L Notes. Change in fair value of 2L Notes for the three months ended March 31, 2024 was a gain of $5.4 million. The gain relates to the decrease in the estimated fair value of the Company's 2L Notes, primarily driven by decreases in the Company's share price during the three months ended March 31, 2024.
Change in fair value of warrant liability and contingent common shares liability. Change in fair value of warrant liability and contingent common shares liability for the three months ended March 31, 2024 was a gain of $0.1 million compared to a gain of $0.5 million for the three months ended March 31, 2023. The gain in 2024 relates to the decrease in the estimated fair value of the Company's IPO Warrants, Earnout Shares and Vesting Shares primarily driven by decreases in the Company's share price during the three months ended March 31, 2024. The gain in 2023 relates to the decrease in the estimated fair value of the Company's Earnout Shares and Vesting Shares primarily driven by decreases in the Company's share price during the three months ended March 31, 2023, partially offset by the increase in the estimated fair value of the Company's IPO Warrants primarily driven by increases in price of the Company's Public Warrants during the three months ended March 31, 2023.
Interest expense, net. Interest expense, net for the three months ended March 31, 2024 was $14.5 million compared to $13.9 million for the three months ended March 31, 2023, an increase of approximately $0.5 million or 3.9%. The increase in interest expense was primarily driven by lower cash flow hedge benefits recognized and higher interest rates under the Company's 2022 Credit Agreement, partially offset by lower outstanding principal balances on the Company's Senior Secured Term Loan and Revolving Loans during the three months ended March 31, 2024.
Other (income) expense, net. Other (income) expense, net for the three months ended March 31, 2024 was income of $0.1 million compared to expense $0.4 million for the three months ended March 31, 2023, a decrease in expense of approximately $0.4 million. The decrease was primarily driven by $0.4 million in gain on the change in fair value of the Company's non-designated derivative instrument during the three months ended March 31, 2024.
Income tax (benefit) expense. Income tax benefit for the three months ended March 31, 2024 was approximately $0.1 million compared to income tax expense of $0.1 million for the three months ended March 31, 2023, a decrease in expense of approximately $0.2 million. The decrease was primarily driven by the difference in the effective tax rate and the difference in loss before taxes for the respective periods. During the three months ended March 31, 2024 and 2023, valuation allowances were recognized against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain.

Net loss. Net loss for the three months ended March 31, 2024 was $13.5 million compared to $25.2 million for the three months ended March 31, 2023, a decrease in loss of approximately $11.7 million. The comparatively lower loss was primarily driven by a gain on the change in fair value of 2L Notes, lower corporate costs and margin on higher revenues during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Non-GAAP Financial Measures
The following table reconciles the supplemental non-GAAP financial measures, as defined under the rules of the U.S. Securities and Exchange Commission ("SEC"), presented herein to the most directly comparable financial measures calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA are defined as net income (loss) from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”) and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, goodwill, intangible and other asset impairment charges, change in fair value of 2L Notes, changes in fair value of warrant liability and contingent common shares liability, share-based compensation, non-ordinary legal and regulatory matters, change in fair value of non-designated derivative instrument, legal cost insurance reimbursements, transaction costs, non-recurring labor related credits, pre-opening de novo costs, and reorganization and severance costs (“Adjusted EBITDA”).
We present EBITDA and Adjusted EBITDA because they are key measures used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions. The Company believes EBITDA and Adjusted EBITDA are useful to investors for the purposes of comparing our results period-to-period and alongside peers and understanding and evaluating our operating results in the same manner as our management team and Board.
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

	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Net loss	$(13,523)	$(25,210)
Plus (minus):
Net income attributable to non-controlling interests	(1,128)	(1,060)
Interest expense, net	14,483	13,936
Income tax (benefit) expense	(134)	62
Depreciation and amortization expense	8,732	9,564
EBITDA	$8,430	$(2,708)
Goodwill, intangible and other asset impairment charges(1)	478	—
Change in fair value of 2L Notes(2)	(5,407)	—
Changes in fair value of warrant liability and contingent common shares liability(3)	(103)	(511)
Share-based compensation	2,330	1,478
Non-ordinary legal and regulatory matters(4)	1,178	1,523
Change in fair value of non-designated derivative instrument(5)	(351)	—
Legal cost insurance reimbursements(6)	(256)	—
Transaction costs(7)	164	5,408
Non-recurring labor related credits(8)	—	(702)
Pre-opening de novo costs(9)	—	172
Reorganization and severance costs(10)	—	130
Adjusted EBITDA	$6,463	$4,790
(1)Represents non-cash charges related to the write-down of long-lived assets.
(2)Represents non-cash amounts related to the change in the estimated fair value of the 2L Notes. Refer to Notes 8 and 11 of the accompanying unaudited condensed consolidated financial statements for further details.
(3)Represents non-cash amounts related to the change in the estimated fair value of IPO Warrants, Earnout Shares and Vesting Shares.
(4)Represents non-ordinary course legal costs related to the previously disclosed ATIP stockholder class action complaints, derivative complaint and SEC matter. Refer to Note 14 of the accompanying unaudited condensed consolidated financial statements for further details.
(5)Represents non-cash amounts related to the change in estimated fair value of derivative not designated in a hedging relationship. Refer to Note 11 of the accompanying unaudited condensed consolidated financial statements for further details.
(6)Represents insurance reimbursements for legal costs incurred related to the previously disclosed ATIP stockholder class action complaints and derivative complaint. Refer to Note 14 of the accompanying unaudited condensed consolidated financial statements for further details.
(7)Represents non-capitalizable debt and capital transaction costs.
(8)Represents realized benefit of labor related credit that was not previously considered probable and relates to prior years.
(9)Represents expenses associated with renovation, equipment and marketing costs relating to the start-up and launch of new locations incurred prior to opening.
(10)Represents severance costs related to discrete initiatives focused on reorganization and delayering of the Company’s labor model, management structure and support functions.

Liquidity and Capital Resources
Our principal sources of liquidity are borrowings under our 2022 Credit Agreement and Second Lien Note Purchase Agreement, proceeds from equity issuances and revenue from our operations. We have used these funds for our short-term and long-term capital needs, which include salaries, benefits and other employee-related expenses, rent, clinical supplies, outside services, capital expenditures, acquisitions, de novos, acqui-novos and debt service. Our capital expenditure, acquisition, de novo and acqui-novo spend depends on many factors, including, but not limited to, the targeted number of new clinic openings, patient volumes, clinician labor market, revenue growth rates, level of operating cash flows and overall liquidity position.
As of March 31, 2024 and December 31, 2023, we had $23.7 million and $36.8 million in cash and cash equivalents, respectively. As of March 31, 2024, we had no available capacity under our revolving credit facility.
During the three months ended March 31, 2024, the Company issued an additional $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right, which are subject to the same terms as the convertible 2L Notes and associated shares of Series B Preferred Stock (the "Series B Preferred Stock") allowing for voting rights on an as-converted basis prior to conversion.
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
For the three months ended March 31, 2024, we had operating cash outflows of $39.1 million driven by items including net losses and payments related to interest expense and operating lease liabilities. Our ability to generate future operating cash flows depends on many factors, including clinical staffing levels and productivity, costs and capital expenditures, patient volumes, referrals, revenue reimbursement rates and revenue growth rates.
Liquidity and going concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within twelve months after the date that these unaudited condensed consolidated financial statements are issued.
As of March 31, 2024, the Company had $23.7 million in cash and cash equivalents and no available capacity under its revolving credit facility. The Company was in compliance with its minimum liquidity covenant under the 2022 Credit Agreement as of March 31, 2024.

The Company has continued to generate negative operating cash flows, operating losses and net losses. For the three months ended March 31, 2024, the Company had cash flows used in operating activities of $39.1 million, operating loss of $4.8 million and net loss of $13.5 million. These results are, in part, due to our current capital structure, including cash interest costs, and continuation of trends experienced by the Company in recent years including a tight labor market for available physical therapy and other healthcare providers in the workforce. The Company has continued to fund cash used in operations primarily from financing activities and expects to need additional liquidity to continue funding working capital requirements, necessary capital expenditures as well as to be available for general corporate purposes, including interest repayments. The Company is at risk of insufficient funding to meet its obligations as they become due as well as non-compliance with its minimum liquidity financial covenant under its 2022 Credit Agreement. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
On June 15, 2023, the Company completed a debt restructuring transaction under its 2022 Credit Agreement including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien paid-in-kind convertible notes (the “2L Notes”) and (B) shares of Series B Preferred Stock. The Company utilized the delayed draw of $25.0 million during the quarter.
The Company plans to continue its efforts to improve its operating results and cash flow through increases to clinical staffing levels, improvements in clinician productivity, controlling costs and capital expenditures and increases in patient visit volumes, referrals and rate per visit. There can be no assurance that the Company's plan will be successful in any of these respects.
Future liquidity needs are expected to require additional sources of liquidity beyond operating results. Additional liquidity sources considered include but are not limited to:
•raising additional debt and/or equity capital,
•disposal of assets, and/or
•other strategic alternatives to improve its business, results of operations and financial condition.
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
The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Amendment No. 2 to the Credit Agreement
Pursuant to Amendment No. 2 to the Credit Agreement, the terms of the remaining unexchanged $407.8 million principal amount of the Senior Secured Term Loan as of the Signing Date were revised to: (i) increase the interest rate in the form of paid-in-kind interest by 1.0% per annum until the achievement of certain financial metrics, (ii) reset the prepayment premiums with respect to any repayment of the Senior Secured Term Loan, and (iii) amend certain covenants. At the completion of the 2023 Debt Restructuring, $391.0 million principal of amended Senior Secured Term Loan was outstanding with HPS Investment Partners, LLC (“HPS”), $16.3 million principal was outstanding with Onex Credit Partners, LLC (“Onex”), $0.3 million principal was outstanding with Knighthead Capital Management, LLC ("Knighthead"), and the remaining $0.2 million principal was outstanding with Marathon Asset Management LP ("Marathon"). Additionally, the terms of the Company's Revolving Loans were revised to increase the cash interest rate by 1.0% until the achievement of certain financial metrics.
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
The following table presents approximate changes in outstanding shares of Series B Preferred Stock during the current year (in thousands):

March 31, 2024
Series B Preferred Stock, shares at beginning of period	108
Increase (decrease) in shares during period	27
Series B Preferred Stock, shares at end of period	135

Common stock voting rights, as converted basis(1)	10,514
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

The 2L Notes are accounted for as a liability in the Company's unaudited condensed consolidated balance sheets. The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's statements of operations. The interest cost associated with the 2L Notes is accounted for as part of the change in fair value of the 2L Notes. As a result of applying the fair value option, direct costs and fees related to the issuance of the 2L Notes were expensed as incurred. As of March 31, 2024, the principal amount and estimated fair value of the 2L Notes were approximately $135.3 million and $95.6 million, respectively. As of December 31, 2023, the principal amount and estimated fair value of the 2L Notes were approximately, $107.8 million and $79.5 million, respectively. Refer to Note 11 - Fair Value Measurements for further details on the fair value of the 2L Notes. Additionally, as of March 31, 2024, the effective interest rate on the 2L Notes was 8.0%.
The following table presents changes in the principal amount of the 2L Notes during the current year (in thousands):

March 31, 2024
2L Notes, principal amount at beginning of period	$107,812
2L Notes issued during period	25,000
Paid-in-kind interest added during period	2,502
2L Notes, principal amount at end of period	$135,314
As of March 31, 2024, of the 2L Notes principal outstanding and due to related parties, approximately $68.0 million, $52.6 million, $9.7 million, and $5.0 million were outstanding with Knighthead, Marathon, Onex, and Caspian Capital LP ("Caspian"), respectively. As of December 31, 2023, of the 2L Notes principal outstanding and due to related parties, approximately $54.7 million, $43.6 million and $9.5 million were outstanding with Knighthead, Marathon, and Onex, respectively.
Delayed Draw Right
The Company also obtained the right to cause to be issued to Knighthead, Marathon and Caspian an additional $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right, which is governed by the Second Lien Note Purchase Agreement. Upon obtaining the Delayed Draw Right, the Company accounted for the Delayed Draw Right as an asset at fair value, which represented the Company's option to draw funds subject to certain conditions. For Knighthead's and Marathon's portion of the Delayed Draw Right, the asset was recognized as part of the calculation of loss on debt extinguishment. For Caspian, the Delayed Draw Right was recognized as a capital contribution as there was no previous lender relationship with the Company with respect to the Senior Secured Term Loan. At the Closing Date, the Company recognized approximately $3.5 million in Delayed Draw Right assets, which is included in other current assets on the Company's consolidated balance sheets at December 31, 2023.
During the three months ended March 31, 2024, the Company issued $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right, which are subject to the same terms as the convertible 2L Notes and associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion. Approximately $12.0 million, $8.0 million, and $5.0 million of the 2L Notes were issued to Knighthead, Marathon and Caspian, respectively. The Delayed Draw Right assets were de-recognized upon issuance of 2L Notes under the Delayed Draw Right which reduced the initial carrying value of the 2L Notes in the form of an original issue discount.

2022 Credit Agreement
On February 24, 2022 (the "Refinancing Date"), the Company entered into various financing arrangements to refinance its previous long-term debt (the "2022 Debt Refinancing"). As part of the 2022 Debt Refinancing, ATI Holdings Acquisition, Inc. (the "Borrower"), an indirect subsidiary of the Company, entered into a credit agreement among the Borrower, Wilco Intermediate Holdings, Inc. ("Holdings"), as loan guarantor, Barclays Bank PLC, as administrative agent and issuing bank, and a syndicate of lenders (the "2022 Credit Agreement"). The 2022 Credit Agreement provides a $550.0 million credit facility (the "2022 Credit Facility") that is comprised of a $500.0 million senior secured term loan (the "Senior Secured Term Loan") which was fully funded at closing and a $50.0 million "super priority" senior secured revolver (the "Revolving Loans") with a $10.0 million letter of credit sublimit.
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
Senior Secured Term Loan
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. The Company was able to elect to pay 2.0% interest in-kind at a 0.5% premium during the first year under the agreement. The Company elected to pay a portion of its interest in-kind beginning in the third quarter of 2022 through the completion of the first year under the agreement. As of March 31, 2024, borrowings on the Senior Secured Term Loan bear interest at 12.7%, consisting of 12-month SOFR, subject to a 1.0% floor, plus a credit spread of 7.25%. As of March 31, 2024, the effective interest rate on the Senior Secured Term Loan was 13.9% and the outstanding principal amount was $410.0 million, of which $17.0 million was due to related parties and is primarily attributable to Onex. Beginning in October 2023, the Company is no longer incurring the incremental 1.0% paid-in-kind interest on its Senior Secured Term Loan based on its achievement of the required financial metrics under the terms of the 2023 Debt Restructuring.
Revolving Loans
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio. As of December 31, 2023, $38.5 million in Revolving Loans were outstanding. During the three months ended March 31, 2024, the Company repaid $18.5 million in Revolving Loans and drew an additional $23.5 million in Revolving Loans. As of March 31, 2024, $43.5 million in Revolving Loans were outstanding and bearing interest at a weighted average rate of 9.5%, consisting of 3-month SOFR plus a credit spread of approximately 4.2%. Beginning in October 2023, the Company is no longer incurring the incremental 1.0% interest on its Revolving Loans based on its achievement of the required financial metrics under the terms of the 2023 Debt Restructuring.
Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans were $0.4 million as of March 31, 2024, and $0.5 million as of December 31, 2023.

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
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. In accordance with Amendment No. 2 to the Credit Agreement, the financial covenants require the Company to maintain $10.0 million of minimum liquidity, as defined in the agreement, at each test date through the fourth quarter of 2024. Additionally, beginning in the first quarter of 2025, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 11.00:1.00. The net leverage ratio covenant decreases each subsequent quarter through the second quarter of 2026 to 7.00:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of March 31, 2024, the Company is in compliance with its minimum liquidity financial covenant.
The 2022 Credit Agreement contains provisions restricting payments from the Borrower to the Parent, except for payments specifically outlined, such as those related to reasonable and customary administrative expenses of the Parent up to $0.5 million; certain reasonable and customary indemnification claims; certain tax payments; customary fees and expenses related to debt or equity offerings, investments or acquisitions; certain salaries and related amounts for any directors, officers, employees or consultants of the Parent; payments related to certain transactions related to Parent capital stock not to exceed $5.0 million in cash in any fiscal year unless funded through certain other sources such as the sale, issuance or exercise of certain other capital stock or similar instruments; repayment or redemption of the Series A Senior Preferred Stock under certain conditions; and other categories outlined in the agreement. The 2022 Credit Agreement effectively results in restricted net assets of substantially all of the Parent's subsidiaries, which limits transferability to the Parent in the form of dividends, distributions, loans or advances.

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
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the Refinancing Date and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event, which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid-in-kind dividends related to the Series A Senior Preferred Stock were $6.2 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the accumulated paid-in-kind dividends related to the Series A Senior Preferred Stock were $47.3 million and the aggregate stated value was $212.3 million.
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
As part of the 2022 Debt Refinancing, the Preferred Equityholders, voting as a separate class, had the right to designate and elect one director to serve on the Board until such time after the Refinancing Date that (i) as of any applicable fiscal quarter end, the Company’s trailing 12-month Consolidated Adjusted EBITDA (as defined in the Certificate of Designation) exceeds $100.0 million, or (ii) the Lead Purchaser ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Refinancing Date. As part of the 2023 Debt Restructuring, (1) the Preferred Equityholders’ preexisting rights as holders of the Company’s Series A Senior Preferred Stock to designate and elect one director to the Board was revised to provide that (a) the Preferred Equityholders have the right to appoint three additional directors to the Board (resulting in the right of the Preferred Equityholders to appoint a total of four directors to the Board) until such time after the Closing Date that the Lead Purchaser (as defined in certain of the transaction agreements entered into in connection with the original issuance of the Series A Senior Preferred Stock) ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Closing Date, one of whom must be unaffiliated with (and independent of) the Preferred Equityholders and who must meet the definition of “independent” under the listing standards of the NYSE, and by the SEC; and (b) all such designee directors of the Preferred Equityholders will be subject to consideration by the Board (acting in good faith and consistent with their review of other Board candidates) and (2) the provision in the Certificate of Designation of the Company’s Series A Senior Preferred Stock that eliminated the Preferred Equityholders’ director designation rights upon the Company’s achievement of certain amounts of EBITDA was deleted.
Prior to the closing of the 2023 Debt Restructuring, because the Series A Senior Preferred Stock is classified as mezzanine equity and was not considered redeemable or probable of becoming redeemable, the paid-in-kind dividends that were added to the stated value did not impact the carrying value of the Series A Senior Preferred Stock in the Company’s consolidated balance sheets. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Company determined that redemption of the Series A Senior Preferred Stock is no longer solely within the control of the Company. As a result, the Company determined that the Series A Senior Preferred Stock is probable of becoming redeemable based on the accounting guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Following the 2023 Debt Restructuring, since the Series A Senior Preferred Stock is probable of becoming redeemable, the Company will recognize changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount as if redemption were to occur at the end of the reporting period. As of March 31, 2024, the redemption value of the Series A Senior Preferred Stock was $225.0 million, which includes the aggregate stated value at March 31, 2024, inclusive of paid-in-kind dividends, and an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period, based on the terms of the Certificate of Designation.

Changes in the carrying value of the Series A Senior Preferred Stock during the three months ended March 31, 2024 consisted of the following (in thousands). There were no changes in the carrying value of the Series A Senior Preferred Stock during the three months ended March 31, 2023:

March 31, 2024
Carrying value, beginning of period	$220,393
Paid-in-kind dividends recognized to carrying value	6,183
Redemption value adjustment	(1,562)
Carrying value, end of period	$225,014
Consolidated Cash Flows
The following table presents selected data from our unaudited condensed consolidated statements of cash flows:

	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023

Net cash used in operating activities	$(39,066)	$(14,224)
Net cash used in investing activities	(2,492)	(5,079)
Net cash provided by (used in) financing activities	28,483	(761)
Net decrease in cash and cash equivalents	(13,075)	(20,064)
Cash and cash equivalents at beginning of period	36,802	83,139
Cash and cash equivalents at end of period	$23,727	$63,075
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Net cash used in operating activities for the three months ended March 31, 2024 was $39.1 million compared to $14.2 million for the three months ended March 31, 2023, an increase of approximately $24.8 million. The increase was primarily the result of approximately $24.8 million higher net cash outflows from changes in current assets and current liabilities related to timing of collections and payments, as well as higher incentive compensation paid to employees during the three months ended March 31, 2024 and $4.6 million higher cash outflows from operating leases, partially offset by margin on higher revenue with approximately $5.3 million lower net losses as adjusted for non-cash items such as goodwill, intangible and other asset impairment charges and changes in fair value of 2L Notes, warrant liability and contingent common shares liability during the three months ended March 31, 2024.
Net cash used in investing activities for the three months ended March 31, 2024 was $2.5 million compared to $5.1 million for the three months ended March 31, 2023, a decrease of approximately $2.6 million. The decrease was driven by lower capital expenditures during the three months ended March 31, 2024 primarily due to fewer clinic openings.
Net cash provided by financing activities for the three months ended March 31, 2024 was $28.5 million compared to $0.8 million used for the three months ended March 31, 2023, an increase in cash provided of approximately $29.2 million. The change was primarily driven by the issuance of $25.0 million in the form of 2L Notes under its Delayed Draw Right during the three months ended March 31, 2024.

Commitments and Contingencies
The Company may be subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2024, the Company recorded and maintains an accrued liability related to the outcomes of certain legal matters described in Note 14 - Commitments and Contingencies. Refer to Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
We enter into contractual obligations and commitments from time to time in the normal course of business, primarily related to our debt financing and operating leases. Refer to Notes 8 and 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information. Additionally, the Company has contractual commitments related to cloud computing and telecommunication service agreements. Refer to Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
Off-Balance Sheet Arrangements
As of March 31, 2024 and December 31, 2023, the Company did not have any off-balance sheet arrangements.
Critical Accounting Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the Company’s unaudited condensed consolidated financial statements requires its management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. The Company’s management bases its estimates, assumptions and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Different assumptions and judgments would change the estimates used in the preparation of the Company’s unaudited condensed consolidated financial statements which, in turn, could change the results from those reported. In addition, actual results may differ from these estimates and such differences could be material to the Company’s financial position and results of operations.
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
Additional information related to our critical accounting estimates can be found in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of our audited consolidated financial statements and Part II, Item 7 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 - Basis of Presentation and Recent Accounting Standards in the accompanying unaudited condensed consolidated financial statements.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, the Company may be involved in legal proceedings or subject to claims arising in the ordinary course of business. The outcome of any litigation and claims against the Company cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial condition. Refer to Note 14 - Commitments and Contingencies in the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Form 10-Q for further details.
Item 1A. Risk Factors
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 27, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the quarter ended March 31, 2024, the Company did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2024, the Company withheld shares of our common stock in connection with employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2024	—	$—	—	—
February 1 - February 29, 2024	—	$—	—	—
March 1 - March 31, 2024	78,412	$6.10	—	—
Total	78,412	$6.10	—	—
(1) Represents shares delivered to or withheld by us in connection with employee minimum tax withholding obligations upon exercise or vesting of stock awards. No shares were purchased in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the first quarter of 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

ATI PHYSICAL THERAPY, INC.

Date: May 6, 2024

/s/ JOSEPH JORDAN
Joseph Jordan
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)