Form 10-Q
period 2024-06-30
ATI Physical Therapy, Inc.
filed 2024-08-05
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2024, there were approximately 4,401,015 shares of the registrant's common stock legally outstanding.

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-Q are more fully described under the heading “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC (as defined below) on February 27, 2024 and in this Form 10-Q. The risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Form 10-Q describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the business of the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Readers should not place undue reliance on forward-looking statements. The Company undertakes no obligations to publicly update or revise any forward-looking statements after the date they are made or to reflect the occurrence of unanticipated events, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I - FINANCIAL INFORMATION - UNAUDITED
Item 1. Financial Statements

ATI Physical Therapy, Inc.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$32,963	$36,802
Accounts receivable (net of allowance for doubtful accounts of $48,823 and $48,055 at June 30, 2024 and December 31, 2023, respectively)	100,043	88,512
Prepaid expenses	13,039	12,920
Insurance recovery receivable	29,048	23,981
Other current assets	1,054	4,367
Assets held for sale	731	2,056
Total current assets	176,878	168,638

Property and equipment, net	88,574	100,422
Operating lease right-of-use assets	184,756	194,423
Goodwill, net	289,650	289,650
Trade name and other intangible assets, net	245,615	245,858
Other non-current assets	5,063	4,290
Total assets	$990,536	$1,003,281

Liabilities, Mezzanine Equity and Stockholders' Equity:
Current liabilities:
Accounts payable	$10,933	$14,704
Accrued expenses and other liabilities	89,040	88,435
Current portion of operating lease liabilities	50,520	51,530
Liabilities held for sale	714	1,778
Total current liabilities	151,207	156,447

Long-term debt, net (1)	441,177	433,578
2L Notes due to related parties, at fair value	89,997	79,472
Deferred income tax liabilities	21,220	21,367
Operating lease liabilities	174,623	185,602
Other non-current liabilities	1,927	2,277
Total liabilities	880,151	878,743
Commitments and contingencies (Note 14)
Mezzanine equity:
Series A Senior Preferred Stock, $0.0001 par value; 1.0 million shares authorized; 0.2 million shares issued and outstanding; $1,325.56 stated value per share at June 30, 2024; $1,249.06 stated value per share at December 31, 2023	231,840	220,393
Stockholders' equity:
Class A common stock, $0.0001 par value; 470.0 million shares authorized; 4.5 million shares issued, 4.2 million shares outstanding at June 30, 2024; 4.2 million shares issued, 4.0 million shares outstanding at December 31, 2023	—	—
Treasury stock, at cost, 0.089 million shares and 0.007 million shares at June 30, 2024 and December 31, 2023, respectively	(713)	(219)
Additional paid-in capital	1,300,910	1,308,119
Accumulated other comprehensive income	148	406
Accumulated deficit	(1,427,692)	(1,409,306)
Total ATI Physical Therapy, Inc. equity	(127,347)	(101,000)
Non-controlling interests	5,892	5,145
Total stockholders' equity	(121,455)	(95,855)
Total liabilities, mezzanine equity and stockholders' equity	$990,536	$1,003,281
(1) Includes $17.0 million of principal amount of debt due to related parties as of June 30, 2024 and December 31, 2023, respectively.
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net patient revenue	$172,755	$156,938	$338,162	$307,692
Other revenue	15,357	15,399	31,422	31,577
Net revenue	188,112	172,337	369,584	339,269

Cost of services:
Salaries and related costs	102,541	95,327	201,869	186,030
Rent, clinic supplies, contract labor and other	53,168	50,437	108,429	103,315
Provision for doubtful accounts	2,435	2,360	7,416	6,485
Total cost of services	158,144	148,124	317,714	295,830
Selling, general and administrative expenses	23,082	36,573	49,284	67,168
Long-lived asset impairment charges	260	—	738	—
Operating income (loss)	6,626	(12,360)	1,848	(23,729)
Change in fair value of 2L Notes	(5,618)	(7,010)	(11,025)	(7,010)
Change in fair value of warrant liability and contingent common shares liability	(148)	(990)	(251)	(1,501)
Interest expense, net	14,896	16,682	29,379	30,618
Other expense (income), net	61	618	(33)	972
Loss before taxes	(2,565)	(21,660)	(16,222)	(46,808)
Income tax (benefit) expense	(13)	89	(147)	151
Net loss	(2,552)	(21,749)	(16,075)	(46,959)
Net income attributable to non-controlling interests	1,183	956	2,311	2,016
Net loss attributable to ATI Physical Therapy, Inc.	(3,735)	(22,705)	(18,386)	(48,975)
Less: Series A Senior Preferred Stock redemption value adjustments	387	44,696	(1,175)	44,696
Less: Series A Senior Preferred Stock cumulative dividend	6,439	5,709	12,622	11,012
Net loss available to common stockholders	$(10,561)	$(73,110)	$(29,833)	$(104,683)

Loss per share of Class A common stock:
Basic	$(2.43)	$(17.74)	$(7.00)	$(25.47)
Diluted	$(2.43)	$(17.74)	$(7.00)	$(25.47)
Weighted average shares outstanding:
Basic and diluted	4,346	4,122	4,263	4,110
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
($ in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net loss	$(2,552)	$(21,749)	$(16,075)	$(46,959)
Other comprehensive loss:
Cash flow hedges	(118)	(850)	(258)	(4,306)
Comprehensive loss	(2,670)	(22,599)	(16,333)	(51,265)
Net income attributable to non-controlling interests	1,183	956	2,311	2,016
Comprehensive loss attributable to ATI Physical Therapy, Inc.	$(3,853)	$(23,555)	$(18,644)	$(53,281)
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
($ in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	4,032,621	$—	6,794	$(219)	$1,308,119	$406	$(1,409,306)	$5,145	$(95,855)
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(4,621)	—	—	—	(4,621)
Vesting of restricted shares distributed to holders of Incentive Common Units	684	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	263,719	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(78,412)	—	78,412	(478)	—	—	—	—	(478)
Non-cash share-based compensation	—	—	—	—	2,268	—	—	—	2,268
Other comprehensive loss	—	—	—	—	—	(140)	—	—	(140)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(1,055)	(1,055)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	1,128	1,128
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(14,651)	—	(14,651)
Balance at March 31, 2024	4,218,612	$—	85,206	$(697)	$1,305,766	$266	$(1,423,957)	$5,218	$(113,404)
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(6,826)	—	—	—	(6,826)
Vesting of restricted shares distributed to holders of Incentive Common Units	644	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	8,930	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(3,508)	—	3,508	(16)	—	—	—	—	(16)
Non-cash share-based compensation	—	—	—	—	1,970	—	—	—	1,970
Other comprehensive loss	—	—	—	—	—	(118)	—	—	(118)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(509)	(509)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	1,183	1,183
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(3,735)	—	(3,735)
Balance at June 30, 2024	4,224,678	$—	88,714	$(713)	$1,300,910	$148	$(1,427,692)	$5,892	$(121,455)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	3,967,146	$—	1,540	$(146)	$1,378,716	$4,899	$(1,339,511)	$4,489	$48,447
Vesting of restricted shares distributed to holders of Incentive Common Units	751	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	25,387	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(3,163)	—	3,163	(51)	—	—	—	—	(51)
Non-cash share-based compensation	—	—	—	—	1,454	—	—	—	1,454
Other comprehensive loss	—	—	—	—	—	(3,456)	—	—	(3,456)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(710)	(710)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	1,060	1,060
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(26,270)	—	(26,270)
Balance at March 31, 2023	3,990,121	$—	4,703	$(197)	$1,380,170	$1,443	$(1,365,781)	$4,839	$20,474
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(73,584)	—	—	—	(73,584)
Capital contribution from recognition of delayed draw right asset	—	—	—	—	690	—	—	—	690
Vesting of restricted shares distributed to holders of Incentive Common Unitss	737	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	10,824	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(1,206)	—	1,206	(15)	—	—	—	—	(15)
Issuance of common stock for fractional adjustments related to Reverse Stock Split	26,346	—	—	—	—	—	—	—	—
Non-cash share-based compensation	—	—	—	—	2,754	—	—	—	2,754
Other comprehensive loss	—	—	—	—	—	(850)	—	—	(850)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(965)	(965)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	956	956
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(22,705)	—	(22,705)
Balance at June 30, 2023	4,026,822	$—	5,909	$(212)	$1,310,030	$593	$(1,388,486)	$4,830	$(73,245)
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Operating activities:
Net loss	$(16,075)	$(46,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Long-lived asset impairment charges	738	—
Depreciation and amortization	17,312	19,041
Provision for doubtful accounts	7,416	6,485
Deferred income tax provision	(147)	151
Non-cash lease expense related to right-of-use assets	23,740	23,836
Non-cash share-based compensation	4,238	4,208
Amortization of debt issuance costs and original issue discount	1,443	1,554
Non-cash interest expense	—	4,318
Loss on extinguishment of debt	—	444
(Gain) loss on disposal and sale of assets	(181)	793
Change in fair value of 2L Notes	(11,025)	(7,010)
Change in fair value of warrant liability and contingent common shares liability	(251)	(1,501)
Change in fair value of non-designated derivative instrument	(494)	—
Changes in:
Accounts receivable, net	(18,947)	(6,105)
Insurance recovery receivable	(5,067)	—
Prepaid expenses and other current assets	(168)	1,834
Other non-current assets	(773)	89
Accounts payable	(3,664)	119
Accrued expenses and other liabilities	620	15,158
Operating lease liabilities	(26,530)	(21,830)
Other non-current liabilities	(37)	56
Net cash used in operating activities	(27,852)	(5,319)

Investing activities:
Purchases of property and equipment	(5,692)	(9,990)
Proceeds from sale of property and equipment	106	—
Proceeds from sale of clinics	434	355
Payment of holdback liabilities related to acquisitions	—	(490)
Net cash used in investing activities	(5,152)	(10,125)

Financing activities:
Proceeds from 2L Notes from related parties	25,000	3,243
Financing transaction costs	—	(6,287)
Deferred financing costs	—	(84)
Proceeds from revolving line of credit	31,153	—
Payments on revolving line of credit	(24,923)	(24,750)
Payment of contingent consideration liabilities	(7)	(397)
Taxes paid on behalf of employees for shares withheld	(494)	(66)
Distribution to non-controlling interest holders	(1,564)	(1,675)
Net cash provided by (used in) financing activities	29,165	(30,016)

Changes in cash and cash equivalents:
Net decrease in cash and cash equivalents	(3,839)	(45,460)
Cash and cash equivalents at beginning of period	36,802	83,139
Cash and cash equivalents at end of period	$32,963	$37,679

Supplemental noncash disclosures:
Derivative changes in fair value (1)	$258	$4,306
Purchases of property and equipment in accounts payable	$2,538	$1,495
Exchange of Senior Secured Term Loan for related party 2L Notes	$—	$100,000
Debt discount on Senior Secured Term Loan	$—	$(1,797)
Capital contribution from recognition of delayed draw right asset	$—	$690
Series A Senior Preferred Stock dividends and redemption value adjustments	$11,447	$73,584
Exchange of delayed draw right for related party 2L Notes	$3,450	$—

Other supplemental disclosures:
Cash paid for interest	$28,556	$24,698
Cash received from hedging activities	$266	$5,135
Cash paid for taxes, net of refunds	$20	$3
(1) Derivative changes in fair value related to unrealized loss on cash flow hedges, including the impact of reclassifications.
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Note 1. Overview of the Company
ATI Physical Therapy, Inc., together with its subsidiaries (herein referred to as “we,” "our," “the Company,” “ATI Physical Therapy” or “ATI”), is a nationally recognized healthcare company, specializing in outpatient rehabilitation and adjacent healthcare services. The Company provides outpatient physical therapy services under the name ATI Physical Therapy and, as of June 30, 2024, had 878 clinics located in 24 states (as well as 18 clinics under management service agreements). The Company was founded in 1996 under the name Assessment Technologies Inc. Fortress Value Acquisition Corp. II (herein referred to as "FAII" or "FVAC") was organized as a Delaware corporation in 2020 and assisted in the Company's initial public offering, upon which it was renamed to ATI Physical Therapy, Inc. The Company offers a variety of services within its clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, such as work conditioning and work hardening; hand therapy; and other specialized treatment services.
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
Management believes the unaudited condensed consolidated financial statements contain all necessary adjustments to state fairly, in all material respects, the Company's financial position, results of operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation.
Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results the Company expects for the entire year. In addition, the influence of seasonality, changes in payor contracts, changes in rate per visit, changes in referral and visit volumes, strategic transactions and initiatives, labor market dynamics and wage inflation, changes in laws and general economic conditions in the markets in which the Company operates and other factors impacting the Company's operations may result in any period not being comparable to the same period in previous years.
Principles of consolidation
The unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries, and entities for which the Company has a controlling financial interest, including variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation, and net earnings are reduced by the portion of net earnings attributable to non-controlling interests.
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

For further information regarding the Company's accounting policies and other information, refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.
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
As of June 30, 2024, the Company had $33.0 million in cash and cash equivalents and no available capacity under its revolving credit facility. The Company was in compliance with its minimum liquidity covenant under the 2022 Credit Agreement (as defined in Note 8) as of June 30, 2024.
The Company has continued to generate negative operating cash flows and net losses. For the six months ended June 30, 2024, the Company had cash flows used in operating activities of $27.9 million and net loss of $16.1 million. These results are, in part, due to our current capital structure, including cash interest costs, and the Company's pace of visit volume and operating performance at the clinic level. The Company has continued to fund cash used in operations primarily from financing activities and expects to need and is in the process of seeking additional liquidity in 2024. This additional funding, if we are successful in obtaining it, will be used for working capital requirements, necessary capital expenditures as well as to be available for general corporate purposes, including interest repayments. The Company is at risk of insufficient funding to meet its obligations as they become due as well as potential non-compliance with its minimum liquidity financial covenant under its 2022 Credit Agreement. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
On June 15, 2023, the Company completed a debt restructuring transaction under its 2022 Credit Agreement including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien paid-in-kind convertible notes (the “2L Notes”) and (B) shares of Series B Preferred Stock (as defined in Note 8). The Company utilized the delayed draw of $25.0 million during the six months ended June 30, 2024.

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
Cash, cash equivalents and restricted cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less when issued. Cash and cash equivalents held by subsidiaries that are less than wholly-owned were $13.0 million and $10.9 million as of June 30, 2024 and December 31, 2023, respectively.
Restricted cash consists of cash held as collateral in relation to the Company's corporate credit card agreement. Restricted cash included within cash and cash equivalents as presented within our unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, and our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2024 and June 30, 2023 was $0.8 million, respectively.

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
Note 3. Divestitures
Clinics held for sale
During the fourth quarter of 2023 and second quarter of 2024, the Company classified the assets and liabilities of certain clinics as held for sale at the lower of its carrying amount or fair value less cost to sell as a result of the Company's decision to sell the clinics. The divestitures are anticipated to be completed within twelve months. The clinics did not meet the criteria to be classified as discontinued operations. During the six months ended June 30, 2024, the Company completed a portion of its anticipated divestitures.
Major classes of assets and liabilities classified as held for sale as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Property and equipment, net	211	674
Operating lease right-of-use assets	520	1,382
Total assets held for sale	$731	$2,056

Current portion of operating lease liabilities	169	357
Operating lease liabilities	545	1,421
Total liabilities held for sale	$714	$1,778

Note 4. Revenue from Contracts with Customers and Accounts Receivable
The following table disaggregates net revenue by major service line for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net patient revenue	$172,755	$156,938	$338,162	$307,692
ATI Worksite Solutions (1)	9,389	9,384	18,720	18,585
Management Service Agreements (1)	3,722	3,770	7,455	7,495
Sports Medicine and other revenue (1)	2,246	2,245	5,247	5,497
	$188,112	$172,337	$369,584	$339,269
(1)ATI Worksite Solutions, Management Service Agreements and Sports Medicine and other revenue are included within other revenue on the face of the unaudited condensed consolidated statements of operations.
The following table disaggregates net patient revenue for each associated payor class as a percentage of total net patient revenue for the periods indicated below:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Commercial	58.6%	58.5%	58.6%	58.3%
Government	22.5%	23.6%	22.1%	23.6%
Workers’ compensation	11.9%	11.6%	12.0%	11.8%
Other (1)	7.0%	6.3%	7.3%	6.3%
	100.0%	100.0%	100.0%	100.0%
(1) Other is primarily comprised of net patient revenue related to auto personal injury reimbursement.
Accounts receivable, net of allowance for doubtful accounts was $100.0 million and $88.5 million as of June 30, 2024 and December 31, 2023, respectively. The allowance for doubtful accounts as of June 30, 2024 and December 31, 2023 was $48.8 million and $48.1 million, respectively. During the six months ended June 30, 2024, provision for doubtful accounts was $7.4 million, and write-offs and other adjustments were $6.7 million.
Note 5. Goodwill, Trade Name and Other Intangible Assets
Changes in the carrying amount of goodwill during the current year consisted of the following (in thousands):

Goodwill at December 31, 2023 (1)	$289,650
Impairment charges (2)	—
Goodwill at June 30, 2024 (1)	$289,650
(1) Net of accumulated impairment losses of $1,045.7 million.
(2) The Company did not identify any triggering events during the six months ended June 30, 2024 that resulted in additional impairment loss.

The table below summarizes the Company’s carrying amount of trade name and other intangible assets at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Gross intangible assets:
ATI trade name (1,2)	$245,000	$245,000
Non-compete agreements	2,395	2,395
Other intangible assets	640	640
Accumulated amortization:
Accumulated amortization – non-compete agreements	(2,029)	(1,807)
Accumulated amortization – other intangible assets	(391)	(370)
Total trade name and other intangible assets, net	$245,615	$245,858
(1) Not subject to amortization.
(2) The Company did not identify any triggering events during the six months ended June 30, 2024 that resulted in impairment loss.
Note 6. Property and Equipment
Property and equipment consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$38,263	$37,984
Furniture and fixtures	14,576	14,311
Leasehold improvements	178,552	178,888
Computer equipment and software	112,569	108,749
Construction-in-progress	1,375	2,134
	345,335	342,066
Accumulated depreciation and amortization	(256,761)	(241,644)
Property and equipment, net (1)	$88,574	$100,422
(1) Excludes $0.2 million and $0.7 million reclassified as held for sale as of June 30, 2024 and December 31, 2023, respectively. Refer to Note 3 - Divestitures for additional information.
Property and equipment includes gross internally developed computer software costs in the amount of $66.5 million and $66.1 million as of June 30, 2024 and December 31, 2023, respectively, with associated accumulated amortization of $59.4 million and $55.6 million, respectively. The related amortization expense was $3.8 million and $4.0 million for the six months ended June 30, 2024 and 2023, respectively.

The following table presents the amount of depreciation and amortization expense related to property and equipment recorded in rent, clinic supplies, contract labor and other and selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Rent, clinic supplies, contract labor and other	$5,975	$6,351	$11,981	$12,809
Selling, general and administrative expenses	2,355	2,814	5,088	5,863
Total depreciation and amortization expense	$8,330	$9,165	$17,069	$18,672
Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Salaries and related costs	$27,478	$37,630
Accrued legal settlement (1)	27,698	21,324
Credit balances due to patients and payors	8,942	7,712
Accrued professional fees	5,867	4,146
Accrued interest	4,706	4,913
Accrued contract labor	2,541	2,255
Accrued occupancy costs	2,421	2,593
Other payables and accrued expenses	9,387	7,862
Total	$89,040	$88,435
(1) Includes estimated liability of $26.5 million and $20.0 million related to settlement agreement in principle as of June 30, 2024 and December 31, 2023, respectively. Refer to Note 14 - Commitments and Contingencies for additional information.

Note 8. Borrowings
Long-term debt, net consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Senior Secured Term Loan (1, 2) (due February 24, 2028)	$410,048	$410,048
Revolving Loans (3) (due February 24, 2027)	44,680	38,450
Less: unamortized debt issuance costs	(6,717)	(7,395)
Less: unamortized original issue discount	(6,834)	(7,525)
Total debt, net	441,177	433,578
Less: current portion of long-term debt	—	—
Long-term debt, net	$441,177	$433,578
(1) Interest rate of 12.7% at both June 30, 2024 and December 31, 2023, with interest payable in cash in designated installments at a variable interest rate. The effective interest rate for the Senior Secured Term Loan (as defined below) was 13.9% at both June 30, 2024 and December 31, 2023.
(2) Includes $10.0 million of interest previously paid in-kind and added to the principal amount of the Company's Senior Secured Term Loan.
(3) Weighted average interest rate of 9.5% at both June 30, 2024 and December 31, 2023, with interest payable in cash in designated installments at a variable interest rate.
2L Notes due to related parties, at fair value consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
2L Notes due to related parties, at fair value (1)	$89,997	$79,472
(1) The effective interest rate for the 2L Notes was 8.0% at both June 30, 2024 and December 31, 2023.
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
As part of the 2023 Debt Restructuring, the Company exchanged a principal amount of $100.0 million of the $507.8 million then outstanding Senior Secured Term Loan for an equal amount of 2L Notes, which are convertible into shares of the Company's common stock, stapled with a number of shares of Series B Preferred Stock (the "Series B Preferred Stock"), which represent voting interests only. The exchange was consummated through the Intercreditor and Subordination Agreement and Second Lien Note Purchase Agreement dated April 17, 2023.

Based on the results of the cash flow tests and requirements pursuant to Accounting Standards Codification ("ASC") Topic 470, Debt, the Company accounted for the impacts related to amounts held by HPS Investment Partners, LLC as a modification, and the impacts related to amounts held and exchanged by Onex Credit Partners, LLC (“Onex”), Knighthead Capital Management, LLC (“Knighthead”) and Marathon Asset Management LP (“Marathon”) as an extinguishment. The Company recognized $0.4 million in loss on debt extinguishment within other expense, net in the consolidated statements of operations related to lenders treated under extinguishment accounting during the three and six months ended June 30, 2023. The loss on debt extinguishment consisted of various offsetting components, including the derecognition of $4.3 million of unamortized deferred financing costs and original issue discount on the Senior Secured Term Loan and the recognition of $0.7 million of fair value premium at issuance on the 2L Notes, offset by the recognition of $2.8 million in delayed draw right assets related to the commitment provided by certain lenders and the recognition of $1.8 million of incremental original issue discount on the Senior Secured Term Loan.
2022 Credit Agreement
Effective February 24, 2022, ATI Holdings Acquisition, Inc. (the "Borrower"), an indirect subsidiary of the Company, entered into a credit agreement among the Borrower, Wilco Intermediate Holdings, Inc. ("Holdings"), as loan guarantor, Barclays Bank PLC, as administrative agent and issuing bank, and a syndicate of lenders (the "2022 Credit Agreement"). The 2022 Credit Agreement provided an initial $550.0 million credit facility (the "2022 Credit Facility") that was comprised of a $500.0 million senior secured term loan (the "Senior Secured Term Loan") and a $50.0 million "super priority" senior secured revolver (the "Revolving Loans") with a $10.0 million letter of credit sublimit. The 2022 Credit Agreement was subsequently amended as part of the 2023 Debt Restructuring, in which $100.0 million of the initial Senior Secured Term Loan principal was exchanged for 2L Notes.
Senior Secured Term Loan
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or at a base interest rate of the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio, as defined in the agreement.
As of June 30, 2024, the outstanding principal amount on the Senior Secured Term Loan was $410.0 million, of which $17.0 million was due to related parties and is primarily attributable to Onex. As of June 30, 2024, borrowings on the Senior Secured Term Loan bear interest, payable in cash, at 12.7%, consisting of 12-month SOFR, subject to a 1.0% floor, plus a credit spread of 7.25%.
Revolving Loans
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Letters of credit on the Revolving Loans are subject to a $10.0 million sublimit and reduce the available borrowing capacity on the Revolving Loans. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or at a base interest rate of the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio.
As of June 30, 2024, $44.7 million in Revolving Loans were outstanding and bearing interest, payable in cash, at a weighted average rate of 9.5%, consisting of 3-month SOFR plus a credit spread of approximately 4.2%. During the six months ended June 30, 2024, the Company repaid approximately $24.9 million in Revolving Loans and drew an additional $31.2 million in Revolving Loans.

Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans were $0.4 million as of June 30, 2024, and $0.5 million as of December 31, 2023.
Letters of Credit
The Company had letters of credit totaling $5.3 million and $6.5 million under the letter of credit sub-facility on the Revolving Loans as of June 30, 2024 and December 31, 2023, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.
Guarantees, covenants and prepayments
The 2022 Credit Facility is guaranteed by certain of the Company’s subsidiaries and is secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly-owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions.
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. In accordance with Amendment No. 2 to the Credit Agreement, the financial covenants require the Company to maintain $10.0 million of minimum liquidity, as defined in the agreement, at each test date through the fourth quarter of 2024. Additionally, beginning in the first quarter of 2025, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 11.00:1.00. The net leverage ratio covenant decreases each subsequent quarter through the second quarter of 2026 to 7.00:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of June 30, 2024, the Company is in compliance with its minimum liquidity financial covenant.
The 2022 Credit Agreement contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including requirements related to the delivery of independent audit reports without a going concern explanatory paragraph beginning with the report covering fiscal year 2025, limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. Failure to comply with the 2022 Credit Agreement covenants and restrictions could result in an event of default under the 2022 Credit Agreement, subject to customary cure periods. In such an event, all amounts outstanding under the 2022 Credit Agreement, together with any accrued interest, could then be declared immediately due and payable.
Under the 2022 Credit Agreement, the Company may be required to make certain mandatory prepayments upon the occurrence of certain events, including: an event of default, a prepayment asset sale or receipt of net insurance proceeds in excess of $10.0 million, or excess cash flows exceeding certain thresholds. A prepayment asset sale includes dispositions at fair market value, and net insurance proceeds is generally defined as insurance proceeds received on a covered loss or as a result of assets taken under the power of eminent domain, net of costs related to the matter.
Second Lien Note Purchase Agreement and Designation of Series B Preferred Stock
2L Notes
As part of the 2023 Debt Restructuring, Knighthead, Marathon, and Onex collectively exchanged a principal amount of $100.0 million of Senior Secured Term Loan for $100.0 million of 2L Notes stapled with a number of shares of Series B Preferred Stock. Of the $100.0 million of 2L Notes issued, approximately $50.8 million were issued to Knighthead, $40.4 million were issued to Marathon, and $8.8 million were issued to Onex, all related parties. On the Closing Date, an additional $3.2 million of 2L Notes with stapled Series B Preferred Stock were issued among the same related parties as part of the First Amendment to the Second Lien Note Purchase Agreement. The terms of the issued 2L Notes and Series B Preferred Stock are the same as those that were subject to the exchange.

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
On or after the second anniversary of the Closing Date and subject to certain conditions, the Company may, at its option, elect to convert a portion of the outstanding 2L Notes into the number of shares of common stock based on the Conversion Price then in effect.
The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes were initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's statements of operations. The interest cost associated with the 2L Notes is accounted for as part of the change in fair value of the 2L Notes. As a result of applying the fair value option, direct costs and fees related to the issuance of the 2L Notes were expensed as incurred. As of June 30, 2024, the principal amount and estimated fair value of the 2L Notes were approximately $138.1 million and $90.0 million, respectively. As of December 31, 2023, the principal amount and estimated fair value of the 2L Notes were approximately, $107.8 million and $79.5 million, respectively. Refer to Note 11 - Fair Value Measurements for further details on the fair value of the 2L Notes.
The following table presents changes in the principal amount of the 2L Notes during the current year (in thousands):

2L Notes, principal amount at December 31, 2023	$107,812
2L Notes issued during period	25,000
Paid-in-kind interest added during period	5,245
2L Notes, principal amount at June 30, 2024	$138,057
As of June 30, 2024, of the 2L Notes principal outstanding and due to related parties, approximately $69.4 million, $53.6 million, $9.9 million, and $5.2 million were outstanding with Knighthead, Marathon, Onex, and Caspian Capital LP ("Caspian"), respectively. As of December 31, 2023, of the 2L Notes principal outstanding and due to related parties, approximately $54.7 million, $43.6 million and $9.5 million were outstanding with Knighthead, Marathon, and Onex, respectively.
Delayed Draw Right
As part of the 2023 Debt Restructuring, the Company also obtained the right to cause to be issued to Knighthead, Marathon and Caspian an additional $25.0 million of aggregate principal in the form of 2L Notes under its delayed draw right ("Delayed Draw Right”), which is governed by the Second Lien Note Purchase Agreement. Upon obtaining the Delayed Draw Right, the Company accounted for the Delayed Draw Right as an asset at fair value, which represented the Company's option to draw funds subject to certain conditions. For Knighthead's and Marathon's portion of the Delayed Draw Right, the asset was recognized as part of the calculation of loss on debt extinguishment. For Caspian, the Delayed Draw Right was recognized as a capital contribution as there was no previous lender relationship with the Company with respect to the Senior Secured Term Loan. At the Closing Date, the Company recognized approximately $3.5 million in Delayed Draw Right assets, which is included in other current assets on the Company's unaudited condensed consolidated balance sheets at December 31, 2023.

During the six months ended June 30, 2024, the Company issued $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right, which are subject to the same terms as the convertible 2L Notes and associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion. Approximately $12.0 million, $8.0 million, and $5.0 million of the 2L Notes were issued to Knighthead, Marathon and Caspian, respectively. The Delayed Draw Right assets were de-recognized upon issuance of 2L Notes under the Delayed Draw Right which reduced the initial carrying value of the 2L Notes in the form of an original issue discount.
Series B Preferred Stock
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
The following table presents approximate changes in outstanding shares of Series B Preferred Stock during the current year (in thousands):

Series B Preferred Stock, shares at December 31, 2023	108
Increase (decrease) in shares during period	30
Series B Preferred Stock, shares at June 30, 2024	138

Common stock voting rights, as converted basis(1)	10,727
(1) Represents approximate shares of Series B Preferred Stock outstanding at end of period, times $1,000, divided by the contractual Voting Rights Conversion Price of $12.87 per share.
Guarantees and covenants
The 2L Notes are guaranteed by certain of the Company’s subsidiaries and are secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly-owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions. Pursuant to the terms of the Intercreditor and Subordination Agreement, the 2L Notes (and the guarantees thereof) will rank junior in right of payment to the obligations under the 2022 Credit Agreement, and the liens on the collateral securing the 2L Notes will rank junior to the liens on such collateral securing the obligations under the 2022 Credit Agreement.
The Second Lien Note Purchase Agreement includes affirmative and negative covenants (other than financial covenants) that are substantially consistent with the 2022 Credit Agreement, as well as customary events of default. Failure to comply with the Second Lien Note Purchase Agreement covenants and restrictions could result in an event of default under the borrowing agreement, subject to customary cure periods. In such an event, all amounts outstanding under the Second Lien Note Purchase Agreement, together with any accrued interest, could then be declared immediately due and payable.

Aggregate maturities of the Company's borrowings at June 30, 2024 are as follows (in thousands):

2024 (remainder of year)	$—
2025	—
2026	—
2027	44,680
2028	548,105
Thereafter	—
Total future maturities(1)	592,785
Unamortized original issue discount and debt issuance costs	(13,551)
2L Notes due to related parties, principal amount(1, 2)	(138,057)
Long-term debt, net(1)	$441,177
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
ATI 2021 Equity Incentive Plan
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which it may grant equity interests of the Company, in the form of stock options, stock appreciation rights, restricted stock awards and restricted stock units, to members of management, key employees and independent directors of the Company and its subsidiaries. The Compensation Committee is authorized to make grants and to make various other decisions under the 2021 Plan. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 5.7 million. As of June 30, 2024, approximately 4.8 million shares were available for future grant.
Total non-cash share-based compensation expense recognized in the three and six months ended June 30, 2024 was approximately $2.0 million and $4.2 million, respectively, and in the three and six months ended June 30, 2023 was approximately $2.8 million and $4.2 million, respectively.
Note 10. Mezzanine and Stockholders' Equity
Series A Senior Preferred Stock
The Company has outstanding shares of non-convertible preferred stock (the "Series A Senior Preferred Stock"). The Company is authorized to issue 1.0 million shares of preferred stock per the Certificate of Designation. As of June 30, 2024, there was 165,000 shares of Series A Senior Preferred Stock issued and outstanding with a par value of $0.0001 per share.

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
The Series A Senior Preferred Stock carries an initial dividend rate of 12.0% per annum (the "Base Dividend Rate"), payable quarterly in arrears. Dividends will be paid-in-kind and added to the stated value of the Series A Senior Preferred Stock. The Company may elect to pay dividends on the Series A Senior Preferred Stock in cash beginning on the third anniversary of the issuance of the Series A Preferred Stock and, with respect to any such dividends paid in cash, the dividend rate then in effect will be decreased by 1.0%.
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the issuance of the Series A Preferred Stock and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event (as defined in the Certificate of Designation), which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid-in-kind dividends related to the Series A Senior Preferred Stock were $12.6 million and $11.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the accumulated paid-in-kind dividends related to the Series A Senior Preferred Stock were $53.7 million and the aggregate stated value was $218.7 million.
Changes in the aggregate stated value and stated value per share of the Series A Senior Preferred Stock consisted of the following during the current year (in thousands, except per share data):

Aggregate stated value, December 31, 2023	$206,095
Paid-in-kind dividends	12,622
Aggregate stated value, June 30, 2024	$218,717

Preferred shares issued and outstanding, December 31, 2023	165
Preferred shares issued and outstanding, June 30, 2024	165

Stated value per share, December 31, 2023	$1,249.06
Stated value per share, June 30, 2024	$1,325.56
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

If an Event of Noncompliance occurs, the holders of a majority of the then outstanding shares of Series A Senior Preferred Stock (the “Majority Holders”) have the right to demand that the Company engage in a sale/refinancing process to consummate a Forced Transaction (as defined in the Certificate of Designation). A Forced Transaction includes a refinancing of the Series A Senior Preferred Stock or a sale of the Company. Upon consummation of any Forced Transaction, to the extent not prohibited by law, the Company is required to redeem all Series A Senior Preferred Stock, in cash, at a price per share equal to the then applicable Redemption Price.
Holders of shares of Series A Senior Preferred Stock (the "Preferred Equityholders") have no voting rights with respect to the Series A Senior Preferred Stock except as set forth in the Certificate of Designation, other documents entered into in connection with the Purchase Agreement and the transactions contemplated thereby, or as otherwise required by law. For so long as any Series A Senior Preferred Stock is outstanding, the Company is prohibited from taking certain actions without the prior consent of the Majority Holders as set forth in the Certificate of Designation which include: issuing equity securities ranking senior to or pari passu with the Series A Senior Preferred Stock, incurring indebtedness or liens, engaging in affiliate transactions, making restricted payments, consummating certain investments or asset dispositions, consummating a change of control transaction unless the Series A Senior Preferred Stock is redeemed in full, altering the Company’s organizational documents, and making material changes to the nature of the Company’s business.
The Preferred Equityholders have the right to appoint a total of four directors to the Board until such time after the Closing Date that the Lead Purchaser (as defined in certain of the transaction agreements entered into in connection with the original issuance of the Series A Senior Preferred Stock) ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Closing Date, one of whom must be unaffiliated with (and independent of) the Preferred Equityholders and who must meet the definition of “independent” under the listing standards of the New York Stock Exchange ("NYSE"), and by the SEC; and (b) all such designee directors of the Preferred Equityholders will be subject to consideration by the Board (acting in good faith and consistent with their review of other Board candidates). As of June 30, 2024, the Preferred Equityholders have appointed four directors to the Board.
Prior to the closing of the 2023 Debt Restructuring, because the Series A Senior Preferred Stock is classified as mezzanine equity and was not considered redeemable or probable of becoming redeemable, the paid-in-kind dividends that were added to the stated value did not impact the carrying value of the Series A Senior Preferred Stock in the Company’s unaudited condensed consolidated balance sheets. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Company determined that redemption of the Series A Senior Preferred Stock is no longer solely within the control of the Company. As a result, the Company determined that the Series A Senior Preferred Stock is probable of becoming redeemable based on the accounting guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Following the 2023 Debt Restructuring, since the Series A Senior Preferred Stock is probable of becoming redeemable, the Company recognizes changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount as if redemption were to occur at the end of the reporting period. As of June 30, 2024, the redemption value of the Series A Senior Preferred Stock was $231.8 million, which is equal to 106.0% of the aggregate stated value based on the terms of the Certificate of Designation. The change in the carrying value of the Series A Senior Preferred Stock consists of paid-in-kind dividends and an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period.

Changes in the carrying value of the Series A Senior Preferred Stock during the six months ended June 30, 2024 and the six months ended June 30, 2023 consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Carrying value, beginning of period	$220,393	$140,340
Write off original issue discount	—	1,447
Write off issuance costs	—	2,880
Deemed dividend from discount on initial gross proceeds allocation	—	20,333
Paid-in-kind dividends recognized to carrying value	12,622	28,888
Redemption value adjustment	(1,175)	20,036
Carrying value, end of period	$231,840	$213,924
2022 Warrants
The Company has outstanding warrants entitling the holders thereof to purchase approximately 104,531 shares of the Company's common stock at an exercise price equal to $150.00 per share, exercisable for 5 years from the issuance of the warrants (the "Series I Warrants"); and warrants entitling holders thereof to purchase approximately 125,438 shares of the Company's common stock at an exercise price equal to $0.50 per share, exercisable for 5 years from the issuance of the warrants (the "Series II Warrants" and collectively, the "2022 Warrants"). Such number of shares of common stock purchasable and related exercise prices may be adjusted from time to time under certain scenarios as set forth in the warrant agreement, dated as of February 24, 2022, between the Company and Continental Stock Transfer & Trust Company, which relate to potential changes in the Company's capital structure. The 2022 Warrants are classified as equity instruments. There were no 2022 Warrants exercised during the six months ended June 30, 2024.
Class A common stock
The Company is authorized to issue 470.0 million shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At June 30, 2024, there were 4.5 million shares of Class A common stock issued and 4.2 million shares outstanding.
As of June 30, 2024, shares of Class A common stock reserved for potential future issuance, on an as-if converted basis, were as follows (in thousands):

June 30, 2024
2L Notes(1)	11,045
Shares available for grant under the 2021 Plan	4,760
2021 Plan share-based awards outstanding	575
Earnout Shares reserved(2)	300
2022 Warrant shares reserved	230
IPO Warrant shares reserved(2)	197
Vesting Shares reserved(2, 3)	173
Restricted shares(2)	4
Total shares of common stock reserved	17,284
(1) Calculated based on the principal amount of 2L Notes and Conversion Price of $12.50 per share. This figure differs from the contractual Voting Rights Conversion Price of $12.87 as outlined in Note 8 - Borrowings.
(2) These share-based instruments are classified as liabilities and recorded at fair value in other non-current liabilities in the Company's condensed consolidated balance sheets.
(3) Represents shares of Class A common stock legally issued, but not outstanding, as of June 30, 2024.

Treasury stock
During the six months ended June 30, 2024, the Company net settled 81,920 shares of its Class A common stock related to employee tax withholding obligations associated with the Company's share-based compensation program. These shares are reflected at cost as treasury stock in the unaudited condensed consolidated financial statements. As of June 30, 2024, there were 88,714 shares of treasury stock totaling $0.7 million recognized in the unaudited condensed consolidated balance sheets.
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
As of June 30, 2024 and December 31, 2023, respectively, the recorded values of cash, cash equivalents and restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these items.
Fair value measurement of debt
Revolving Loans
The Company's Revolving Loans are Level 2 fair value measures which have a variable interest rate structure that resets on a frequent short-term basis and, as of June 30, 2024, the recorded amounts approximate fair value.
Senior Secured Term Loan
The Company estimates the fair value of its Senior Secured Term Loan using a Discounted Cash Flow Model. The Discounted Cash Flow Model utilizes observable and unobservable Level 3 inputs, such as SOFR forward rates and an estimated yield. As of June 30, 2024, the carrying amount and estimated fair value of the Senior Secured Term Loan was approximately $396.5 million and $366.4 million, respectively. As of December 31, 2023, the carrying amount and estimated fair value of the Senior Secured Term Loan was approximately $395.1 million and $369.0 million, respectively.

2L Notes
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
The key inputs into the Bond Plus Call Model used to estimate the fair value of the 2L Notes were as follows as of June 30, 2024 and December 31, 2023:

	2L Notes
	June 30, 2024	December 31, 2023
Risk-free interest rate	4.4%	3.8%
Volatility	45.0%	45.0%
Selected yield	21.6%	20.5%
Expected term (years)	4.2	4.7
Share price	$4.47	$6.14

The following table presents the changes in the fair value of the 2L Notes that is recognized in change in fair value of 2L Notes in the unaudited condensed consolidated statements of operations for the periods indicated below (in thousands). None of the change in fair value is attributable to instrument-specific credit risk:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Fair value, beginning of period (1)	$95,615	$103,943	$79,472	$103,943
2L Notes issued during the period	—	—	25,000	—
De-recognition of original issuance discount (2)	—	—	(3,450)	—
Decrease in fair value (1)	(5,618)	(7,010)	(11,025)	(7,010)
Fair value, end of period	$89,997	$96,933	$89,997	$96,933
(1) For the three and six months ended June 30, 2023, amounts represent changes in fair value since the Closing Date, which is when the 2L Notes were issued.
(2) The de-recognition of the Delayed Draw Right assets reduced the initial carrying value of 2L Notes issued under the Delayed Draw Right in the form of an original issuance discount. As the Company accounts for the 2L Notes under the fair value option, the original issuance discount was subsequently de-recognized as a component of the initial fair value calculation of the issued 2L Notes.
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

The following table presents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

Cash Flow Hedges
Balance as of December 31, 2023	$406
Unrealized gain (loss) recognized in other comprehensive income before reclassifications	—
Reclassification to interest expense, net	(140)
Balance as of March 31, 2024	266
Unrealized gain (loss) recognized in other comprehensive income before reclassifications	—
Reclassification to interest expense, net	(118)
Balance as of June 30, 2024	$148

Balance as of December 31, 2022	$4,899
Unrealized loss recognized in other comprehensive income before reclassifications	(99)
Reclassification to interest expense, net	(3,357)
Balance as of March 31, 2023	1,443
Unrealized gain recognized in other comprehensive income before reclassifications	798
Reclassification to interest expense, net	(1,648)
Balance as of June 30, 2023	$593
For the three and six months ended June 30, 2024, the change in fair value of the Company's non-designated cash flow hedge was a gain of $0.1 million and $0.5 million, respectively.
The following table presents the fair value of derivative assets and liabilities within the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as cash flow hedging instruments:
Other current assets	$199	—	$33	—
Other non-current liabilities	—	—	—	$62
Note 12. Income Taxes
The effective tax rate and income tax benefit for the three months ended June 30, 2024 were 0.5% and $0.0 million, compared to an effective tax rate and income tax expense of (0.4)% and $0.1 million for the three months ended June 30, 2023. The effective tax rate and income tax benefit for the six months ended June 30, 2024 were 0.9% and $0.1 million, compared to an effective tax rate and income tax expense of (0.3)% and $0.2 million for the six months ended June 30, 2023.

The effective tax rate for the three and six months ended June 30, 2024 was estimated based on full-year 2024 forecast. The estimated effective tax rate was different than the statutory rate primarily due to the recognition of valuation allowances against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain. The estimated effective tax rate applicable to year-to-date losses as adjusted for discrete items including nontaxable fair value adjustments related to liability-classified share-based instruments, resulted in a tax benefit of $0.0 million and $0.1 million for the three and six months ended June 30, 2024, respectively.
The effective tax rate for the three and six months ended June 30, 2023 was estimated based on full-year 2023 forecast. The effective tax rate was different than the statutory rate primarily due to the recognition of valuation allowances against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain. The estimated effective tax rate applicable to year-to-date losses as adjusted for discrete items including nontaxable fair value adjustments related to liability-classified share-based instruments, resulted in a tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.
In evaluating the Company's ability to recover deferred income tax assets, all available positive and negative evidence is considered, including scheduled reversal of deferred tax liabilities, operating results and forecasts of future taxable income in each of the jurisdictions in which the Company operates. As of June 30, 2024, the Company determined that a significant portion of its federal and state net operating loss carryforwards with definite and certain indefinite carryforward periods and certain deferred tax assets are not more likely than not to be realized based on the weight of available evidence. As a result, the Company recorded valuation allowances against tax benefits related to its current year losses.
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

Lease costs are included as components of rent, clinic supplies, contract labor and other and selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. Lease charges related to ROU asset impairments are included in long-lived asset impairment charges on the unaudited condensed consolidated statements of operations. The components of the Company's lease costs incurred were as follows for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Lease cost
Operating lease cost (1)	$16,340	$16,674	$33,258	$33,363
Variable lease cost (2)	5,287	5,468	10,530	10,830
Total lease cost (3)	$21,627	$22,142	$43,788	$44,193
(1) Includes ROU asset impairment charges for the three and six months ended June 30, 2024, which are immaterial.
(2) Includes short term lease costs, which are immaterial.
(3) Total lease cost does not include sublease income. Sublease income for the three and six months ended June 30, 2024 primarily relates to the sublease of the Company's executive offices effective January 1, 2024, and is immaterial. Sublease income for the three and six months ended June 30, 2023 primarily relates to subleases of certain clinic facilities to third parties, and is immaterial.
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
During the six months ended June 30, 2024 and 2023, the Company modified the lease terms for a significant number of its real estate leases, primarily related to lease term extensions and renewals in the normal course of business. Modifications during the six months ended June 30, 2024 and 2023 contributed an increase to the Company’s operating lease ROU assets and operating lease liabilities of approximately $14.4 million and $8.8 million, respectively.
Other supplemental quantitative disclosures were as follows for the periods indicated below (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,307	$31,110
Right-of-use assets obtained in exchange for new operating lease liabilities	$920	$6,831

Average lease terms and discount rates as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	5.1 years	5.4 years
Weighted-average discount rate:
Operating leases	8.0%	7.4%
Estimated undiscounted future lease payments under non-cancellable operating leases, along with a reconciliation of the undiscounted cash flows to operating lease liabilities, respectively, at June 30, 2024 were as follows (in thousands):

Year	Amount(1)
2024 (remainder of year)	$34,162
2025	61,459
2026	53,703
2027	42,143
2028	30,437
Thereafter	54,787
Total undiscounted future cash flows	276,691
Less: Imputed Interest	(51,548)
Present value of future cash flows	$225,143
Presentation on Balance Sheet:
Current	$50,520
Non-current	$174,623
(1) Excludes $0.2 million of current portion of operating lease liabilities and $0.5 million of operating lease liabilities, respectively, reclassified as held for sale as of June 30, 2024. Refer to Note 3 - Divestitures for additional information.
Note 14. Commitments and Contingencies
The Company has contractual commitments that are not required to be recognized in the unaudited condensed consolidated financial statements related to cloud computing, networking technology and telecommunications services agreements. As of June 30, 2024, minimum amounts due under these agreements are approximately $27.3 million through May of 2029 subject to customary business terms and conditions.
From time to time, the Company is a party to legal proceedings, governmental audits and investigations that arise in the ordinary course of business. Management is not aware of any legal proceedings, governmental audits and investigations of which the outcome is probable to have a material adverse effect on the Company’s results of operations, cash flows or financial condition, other than the outcomes of certain legal matters described below. The outcome of any litigation and claims against the Company cannot be predicted with certainty, and the resolution of current or future claims could materially affect our future results of operations, cash flows or financial condition.
The Company recognizes loss contingencies related to legal matters when a loss is both probable and reasonably estimable, and provides disclosures for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss has been incurred. Loss contingencies are recorded in selling, general and administrative expenses in its condensed consolidated statements of operations. Legal fees are expensed as incurred.

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
On October 7, 2021, another purported ATI stockholder, City of Melbourne Firefighters' Retirement System, filed a nearly identical putative class action complaint in the U.S. District Court for the Northern District of Illinois against ATI, the ATI Individual Defendants, and the FVAC Defendants. On November 18, 2021, the court consolidated the cases and appointed The Phoenix Insurance Company Ltd. and The Phoenix Pension & Provident Funds as lead plaintiffs (together, “Lead Plaintiffs”).
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

Global settlement of the Federal Securities, Delaware, and Federal Derivative Litigations
The parties to the foregoing litigations reached agreement to resolve all four cases. The parties agreed to settle all of the putative class (or direct) claims and all of the derivative claims in these actions for $26.5 million, in the aggregate (to be paid entirely by insurance), which received preliminary approval from the court in the Federal Securities Litigation on May 21, 2024, and from the court in the Federal Derivative Litigation on June 11, 2024. A final approval hearing is scheduled for September 24, 2024. A portion of the proceeds that the Company received in connection with the settlement of the derivative claims (subject to court approval) is being used to fund in part, the settlement of the putative class claims. In addition, the settlement of the putative class claims is contingent on final court approval of the settlement of the derivative claims, and vice versa. The Company has recorded, in the aggregate, an estimated liability of $26.5 million related to the settlements, which is included in accrued expenses and other liabilities in its unaudited condensed consolidated balance sheets as of June 30, 2024, and a corresponding insurance recovery receivable of $26.5 million, which is included in insurance recovery receivable in its unaudited condensed consolidated balance sheets as of June 30, 2024. As of December 31, 2023, the Company previously recorded an estimated liability of $20.0 million and a corresponding insurance recovery receivable of $20.0 million related to these matters.
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
During the third quarter of 2023, the Company began receiving insurance reimbursements for legal costs incurred related to the stockholder class action complaint and stockholder derivative complaint previously disclosed. The Company received $2.4 million in cash reimbursements during the six months ended June 30, 2024, and recognized $1.3 million of legal cost insurance reimbursements which is included as an offset to selling, general and administrative expenses in its unaudited condensed consolidated statements of operations for the six months ended June 30, 2024.
Regulatory matters
On November 5, 2021, the Company received from the SEC a voluntary request for the production of documents relating to the earnings forecast and financial information referenced in the Company's July 26, 2021 Form 8-K and related matters. The Company has subsequently received from the SEC additional requests for documents and information related to the same matters, and is cooperating with the SEC's review and investigation of those matters. The Company has determined that potential liabilities related to the review and investigation are not considered probable or reasonably estimable at this time.

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
Note 15. Loss per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the impact of securities that would have a dilutive effect on basic loss per share, if any. For the three and six months ended June 30, 2024 and 2023, shares of Series A Senior Preferred Stock are treated as participating securities and therefore are included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if the earnings for the year had been distributed. For the three and six months ended June 30, 2024 and 2023, the loss available to common stockholders is increased by the amount of the cumulative dividend and any redemption value adjustments for the Series A Senior Preferred Stock. As discussed in Note 8 - Borrowings, the Series B Preferred Stock are non-economic and represent voting rights only and, therefore, are not considered in the calculation of basic or diluted loss per share.

The calculation of both basic and diluted loss per share for the periods indicated below was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Basic and diluted loss per share:
Net loss	$(2,552)	$(21,749)	$(16,075)	$(46,959)
Less: Net income attributable to non-controlling interests	1,183	956	2,311	2,016
Less: Series A Senior Preferred redemption value adjustments(1)	387	44,696	(1,175)	44,696
Less: Series A Senior Preferred cumulative dividend	6,439	5,709	12,622	11,012
Loss available to common stockholders	$(10,561)	$(73,110)	$(29,833)	$(104,683)

Weighted average shares outstanding(2)	4,346	4,122	4,263	4,110

Basic and diluted loss per share	$(2.43)	$(17.74)	$(7.00)	$(25.47)
(1) The Series A Senior Preferred Stock was remeasured to its redemption value during the periods presented. For the three and six months ended June 30, 2023, this adjustment included a one-time recognition of a deemed dividend primarily from the original issue discount. For all periods presented, this adjustment included an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period. Refer to Note 10 - Mezzanine and Stockholders' Equity for additional information.
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

For the periods presented, basic and diluted loss per share were equal. The following number of shares issuable related to outstanding securities could potentially dilute earnings per share in the future (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
2L Notes(1)	11,045	8,259	11,045	8,259
Series I Warrants	105	105	105	105
IPO Warrants	197	197	197	197
Restricted shares(2)	4	7	4	7
Stock options	95	103	95	103
RSUs	480	767	480	767
RSAs	—	2	—	2
Total	11,926	9,440	11,926	9,440
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of ATI Physical Therapy, Inc. and its subsidiaries (herein referred to as “we,” ”us,” “our,” "ATI," "ATIP," or "the Parent") should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.
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
Certain amounts in this Management's Discussion and Analysis may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and six months ended June 30, 2024 and 2023.
All dollar amounts are presented in thousands, unless indicated otherwise.
Company Overview
We are a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 878 clinics located in 24 states (as well as 18 clinics under management service agreements) as of June 30, 2024. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
We offer a variety of services within our clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, such as work conditioning and work hardening; hand therapy; and other specialized treatment services. Our Company’s team of professionals is dedicated to helping return patients to optimal physical health.
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
On May 13, 2024, the Company appointed Christopher Thunander as its Chief Accounting Officer and Principal Accounting Officer. In connection with Mr. Thunander's appointment, effective May 13, 2024, Joseph Jordan, the Company's Chief Financial Officer, no longer fulfills the role of Principal Accounting Officer.

Trends and Factors Affecting the Company’s Future Performance and Comparability of Results
Through the second quarter of 2024, we observed the following trends in our operations:
•Improved patient visit volumes relative to the comparative year-to-date period in 2023, primarily driven by higher clinician staffing.
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
•Improvement in rate per visit relative to the comparative year-to-date period in 2023 primarily driven by favorable payor contracting, favorable service mix shifts and lower denials experience, partially offset by rate headwinds including Medicare rate cuts that became effective on January 1, 2024 and were partially mitigated beginning March 9, 2024.
Our ability to achieve our business plan depends upon a number of factors, including, but not limited to, the success of a number of continued steps being taken in an effort to increase clinical staffing levels, improve and sustain higher clinician productivity, control costs and capital expenditures, increase visit volumes and referrals and stabilize and improve rate per visit.
The Company has focused on attempting to increase its clinical staffing levels by hiring clinicians, optimizing clinician hours based on available workforce and attempting to reduce levels of clinician attrition that were elevated in recent years. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform, which has increased our expectations for labor costs. During 2023 and continuing through the second quarter of 2024, attrition levels improved. While the Company has observed improvement in hiring and attrition levels since implementing these actions, the Company continues to monitor hiring and retention risk due to a continued tight labor market for available physical therapy and other healthcare providers in the workforce which may impede our progress toward increasing visit volumes. In an effort to drive more volume and VPD (as defined below), in addition to focusing on clinical staffing levels and clinician productivity, we are working to establish relationships with new referral sources and strengthen relationships with our partner providers and existing referral sources across our geographic footprint.
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

•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. In November 2023, the CMS released its final 2024 Medicare Physician Fee Schedule ("MPFS"). The final fee schedule called for an approximate 3.4% reduction in the calendar year 2024 conversion factor which led to further reductions in reimbursement rates beginning in January 2024. On March 9, 2024, the Consolidated Appropriations Act (2024) was signed into law, which provides an approximate 1.7% of incremental relief to Medicare cuts for the remainder of 2024. The change in rate is not retroactive. As a result, the reimbursement rate reduction beginning on March 9, 2024 was approximately 1.7%. In July 2024, the CMS released its proposed 2025 MPFS. The proposed fee schedule calls for an approximate 2.8% reduction in the calendar year 2025 conversion factor which, if finalized, would lead to further reductions in reimbursement rates unless revised or otherwise acted upon through a Congressional measure.
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

Key Business Metrics
When evaluating the results of operations, management has identified a number of metrics that allow for specific evaluation of performance on a more detailed basis. See “Results of Operations” for further discussion on financial statement metrics such as net revenue, net income (loss), EBITDA and Adjusted EBITDA (each as defined below).
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
25,000
24,500
24,000
23,500
23,000
22,500
22,000
Q1-23
Q2-23
Q3-23
Q4-23
Q1-24
Q2-24

Net patient revenue ("NPR") per visit
The Company calculates net patient revenue per visit, its most significant reimbursement metric, by dividing net patient revenue in a period by total patient visits in the same period.

Clinics
To better understand geographical and location-based trends, the Company evaluates metrics based on the 878 clinics and 18 managed clinic locations as of June 30, 2024. De novo clinics represent organic new clinics opened during the current period based on sophisticated site selection analytics. Acqui-novo clinics represent new clinics opened during the current period, that were existing clinic operations not previously owned by the Company, in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. Acquired clinics represent new clinics from purchases of physical therapy practices. Same clinic revenue growth rate identifies revenue growth year over year on clinics that have been owned and operating for over one year. This metric is determined by isolating the population of clinics that have been open for at least 12 months and calculating the percentage change in revenue of this population between the current and prior comparable periods.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Number of clinics (end of period)	878	911	878	911
Number of clinics managed (end of period)	18	18	18	18
New clinics during the period	—	6	—	10
Business days	64	64	128	128
Average visits per day	24,921	23,412	24,379	23,056
Average visits per day per clinic	28.4	25.7	27.6	25.5
Total patient visits	1,594,923	1,498,369	3,120,479	2,951,217
Net patient revenue per visit	$108.32	$104.74	$108.37	$104.26
Same clinic revenue growth rate	10.9%	6.4%	10.7%	7.5%
The following table provides a rollforward of activity related to the number of clinics during the corresponding periods:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Number of clinics (beginning of period)	884	909	896	923
Add: New clinics opened during the period	—	6	—	10
Less: Clinics closed/sold during the period	6	4	18	22
Number of clinics (end of period)	878	911	878	911

Results of Operations
Three months ended June 30, 2024 compared to three months ended June 30, 2023
The following table summarizes the Company’s consolidated results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30, 2024		June 30, 2023		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$172,755	91.8%	$156,938	91.1%	$15,817	10.1%
Other revenue	15,357	8.2%	15,399	8.9%	(42)	(0.3)%
Net revenue	188,112	100.0%	172,337	100.0%	15,775	9.2%
Cost of services:
Salaries and related costs	102,541	54.5%	95,327	55.3%	7,214	7.6%
Rent, clinic supplies, contract labor and other	53,168	28.3%	50,437	29.3%	2,731	5.4%
Provision for doubtful accounts	2,435	1.3%	2,360	1.4%	75	3.2%
Total cost of services	158,144	84.1%	148,124	86.0%	10,020	6.8%
Selling, general and administrative expenses	23,082	12.3%	36,573	21.2%	(13,491)	(36.9)%
Long-lived asset impairment charges	260	0.1%	—	—%	260	n/m
Operating income (loss)	6,626	3.5%	(12,360)	(7.2)%	18,986	(153.6)%
Change in fair value of 2L Notes	(5,618)	(3.0)%	(7,010)	(4.1)%	1,392	(19.9)%
Change in fair value of warrant liability and contingent common shares liability	(148)	(0.1)%	(990)	(0.6)%	842	(85.1)%
Interest expense, net	14,896	7.9%	16,682	9.7%	(1,786)	(10.7)%
Other expense, net	61	—%	618	0.4%	(557)	(90.1)%
Loss before taxes	(2,565)	(1.4)%	(21,660)	(12.6)%	19,095	(88.2)%
Income tax (benefit) expense	(13)	—%	89	0.1%	(102)	(114.6)%
Net loss	$(2,552)	(1.4)%	$(21,749)	(12.6)%	$19,197	(88.3)%
Net patient revenue. Net patient revenue for the three months ended June 30, 2024 was $172.8 million compared to $156.9 million for the three months ended June 30, 2023, an increase of approximately $15.8 million or 10.1%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician staffing as well as favorable net patient revenue per visit in the current period. Total patient visits increased by approximately 0.1 million visits, or 6.4%, driving an increase in average VPD of 1,509, or 6.4%. Net patient revenue per visit increased $3.58, or 3.4%, to $108.32 for the three months ended June 30, 2024 compared to $104.74 for the three months ended June 30, 2023. The increase in net patient revenue per visit during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily driven by favorable payor contracting, favorable service mix shifts, certain favorable adjustments to transaction price based on collections experience and lower denials experience, partially offset by unfavorable state mix shifts and Medicare rate cuts that became effective on January 1, 2024 and were partially mitigated beginning March 9, 2024.

The following chart reflects additional detail with respect to drivers of the change in quarter-to-date net patient revenue (in millions):

$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$156.9
$10.2
$5.7
$172.8
2023 Q2 Net patient revenue
Volume
NPR per visit
2024 Q2 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the three months ended June 30, 2024 was $15.4 million compared to $15.4 million for the three months ended June 30, 2023, which was consistent year over year.
Salaries and related costs. Salaries and related costs for the three months ended June 30, 2024 were $102.5 million compared to $95.3 million for the three months ended June 30, 2023, an increase of $7.2 million or 7.6%. Salaries and related costs as a percentage of net revenue was 54.5% and 55.3% for the three months ended June 30, 2024 and 2023, respectively. The increase of $7.2 million was primarily driven by higher compensation due to higher clinician and support staffing and wage inflation. The decrease as a percentage of net revenue was primarily driven by higher net patient revenue per visit, partially offset by higher compensation during the three months ended June 30, 2024.
Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the three months ended June 30, 2024 were $53.2 million compared to $50.4 million for the three months ended June 30, 2023, an increase of approximately $2.7 million or 5.4%. Rent, clinic supplies, contract labor and other costs as a percentage of net revenue was 28.3% and 29.3% for the three months ended June 30, 2024 and 2023, respectively. The increase of $2.7 million was primarily driven by higher contract labor and third-party services costs during the three months ended June 30, 2024, and the decrease as a percentage of net revenue was primarily driven by higher net revenue, partially offset by higher contract labor and third-party services costs for the three months ended June 30, 2024.
Provision for doubtful accounts. Provision for doubtful accounts for the three months ended June 30, 2024 was $2.4 million compared to $2.4 million for the three months ended June 30, 2023, which was consistent year over year. Provision for doubtful accounts as a percentage of net revenue remained relatively consistent year over year at 1.3% and 1.4% for the three months ended June 30, 2024 and 2023, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2024 were $23.1 million compared to $36.6 million for the three months ended June 30, 2023, a decrease of $13.5 million or 36.9%. Selling, general and administrative expenses as a percentage of net revenue was 12.3% and 21.2% for the three months ended June 30, 2024 and 2023, respectively. The decrease of $13.5 million was primarily due to lower transaction costs, higher legal cost insurance reimbursements and lower corporate insurance costs. The decrease as a percentage of net revenue was primarily driven by decreased costs related to the items noted above, as well as the impact of higher net revenue during the three months ended June 30, 2024.
Long-lived asset impairment charges. Long-lived asset impairment charges during the three months ended June 30, 2024 was $0.3 million. The amount relates to the non-cash write-down of long-lived assets during the three months ended June 30, 2024.
Change in fair value of 2L Notes. Change in fair value of 2L Notes (as defined below) for the three months ended June 30, 2024 and 2023 was a gain of $5.6 million and $7.0 million, respectively. The gain relates to the decrease in the estimated fair value of the Company's 2L Notes, primarily driven by decreases in the Company's share price during the three months ended June 30, 2024 and 2023.
Change in fair value of warrant liability and contingent common shares liability. Change in fair value of warrant liability and contingent common shares liability for the three months ended June 30, 2024 was a gain of $0.1 million compared to a gain of $1.0 million for the three months ended June 30, 2023. The gain in each period relates to the decrease in the estimated fair value of the Company’s IPO Warrants, Earnout Shares and Vesting Shares, primarily driven by decreases in the Company's share price during the three months ended June 30, 2024 and 2023, respectively.
Interest expense, net. Interest expense, net for the three months ended June 30, 2024 was $14.9 million compared to $16.7 million for the three months ended June 30, 2023, a decrease of approximately $1.8 million or 10.7%. The decrease in interest expense was primarily driven by lower outstanding principal balances on the Company's Senior Secured Term Loan and Revolving Loans (each as defined below), partially offset by lower cash flow hedge benefits recognized and higher interest rates under the Company's 2022 Credit Agreement (as defined below) during the three months ended June 30, 2024.
Other expense, net. Other expense, net for the three months ended June 30, 2024 was $0.1 million compared to $0.6 million for the three months ended June 30, 2023, a decrease of approximately $0.6 million. The decrease was driven by $0.4 million in loss on debt extinguishment related to the 2023 Debt Restructuring not recurring in 2024 and $0.1 million in gain on the change in fair value of the Company's non-designated derivative instrument during the three months ended June 30, 2024.
Income tax (benefit) expense. Income tax benefit for the three months ended June 30, 2024 was $0.0 million compared to expense of $0.1 million for the three months ended June 30, 2023, a decrease in expense of approximately $0.1 million. The decrease was primarily driven by the difference in the effective tax rate and the difference in loss before taxes for the respective periods. During the three months ended June 30, 2024 and 2023 valuation allowances were recognized against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain.
Net loss. Net loss for the three months ended June 30, 2024 was $2.6 million compared to $21.7 million for the three months ended June 30, 2023, a decrease in loss of approximately $19.2 million. The comparatively lower loss was primarily driven by margin on higher revenues and lower corporate costs during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to six months ended June 30, 2023
The following table summarizes the Company’s consolidated results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024		June 30, 2023		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$338,162	91.5%	$307,692	90.7%	$30,470	9.9%
Other revenue	31,422	8.5%	31,577	9.3%	(155)	(0.5)%
Net revenue	369,584	100.0%	339,269	100.0%	30,315	8.9%
Cost of services:
Salaries and related costs	201,869	54.6%	186,030	54.8%	15,839	8.5%
Rent, clinic supplies, contract labor and other	108,429	29.3%	103,315	30.5%	5,114	4.9%
Provision for doubtful accounts	7,416	2.0%	6,485	1.9%	931	14.4%
Total cost of services	317,714	86.0%	295,830	87.2%	21,884	7.4%
Selling, general and administrative expenses	49,284	13.3%	67,168	19.8%	(17,884)	(26.6)%
Long-lived asset impairment charges	738	0.2%	—	—%	738	n/m
Operating income (loss)	1,848	0.5%	(23,729)	(7.0)%	25,577	(107.8)%
Change in fair value of 2L Notes	(11,025)	(3.0)%	(7,010)	(2.1)%	(4,015)	57.3%
Change in fair value of warrant liability and contingent common shares liability	(251)	(0.1)%	(1,501)	(0.4)%	1,250	(83.3)%
Interest expense, net	29,379	7.9%	30,618	9.0%	(1,239)	(4.0)%
Other (income) expense, net	(33)	—%	972	0.3%	(1,005)	(103.4)%
Loss before taxes	(16,222)	(4.4)%	(46,808)	(13.8)%	30,586	(65.3)%
Income tax (benefit) expense	(147)	—%	151	—%	(298)	(197.4)%
Net loss	$(16,075)	(4.3)%	$(46,959)	(13.8)%	$30,884	(65.8)%
Net patient revenue. Net patient revenue for the six months ended June 30, 2024 was $338.2 million compared to $307.7 million for the six months ended June 30, 2023, an increase of approximately $30.5 million or 9.9%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician staffing as well as favorable net patient revenue per visit in the current period. Total patient visits increased by approximately 0.2 million visits, or 5.7%, driving an increase in average VPD of 1,323, or 5.7%. Net patient revenue per visit increased $4.11, or 3.9%, to $108.37 for the six months ended June 30, 2024 compared to $104.26 for the six months ended June 30, 2023. The increase in net patient revenue per visit during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by favorable payor contracting, favorable service mix shifts, certain favorable adjustments to transaction price based on collections experience and lower denials experience, partially offset by Medicare rate cuts that became effective on January 1, 2024 and were partially mitigated beginning March 9, 2024.

The following chart reflects additional detail with respect to drivers of the change in year-to-date net patient revenue (in millions):

$400.0
$350.0
$300.0
$250.0
$200.0
$150.0
$100.0
$307.7
$17.7
$12.8
$338.2
2023 Q2 Net patient revenue
Volume
NPR per visit
2024 Q2 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the six months ended June 30, 2024 was $31.4 million compared to $31.6 million for the six months ended June 30, 2023, a decrease of $0.2 million or 0.5%. Other revenue remained relatively consistent year over year.
Salaries and related costs. Salaries and related costs for the six months ended June 30, 2024 were $201.9 million compared to $186.0 million for the six months ended June 30, 2023, an increase of approximately $15.8 million or 8.5%. Salaries and related costs as a percentage of net revenue was 54.6% and 54.8% for the six months ended June 30, 2024 and 2023, respectively. The increase of $15.8 million was primarily driven by higher compensation due to higher number of clinicians and support staff and wage inflation. The decrease as a percentage of net revenue was primarily driven by higher net patient revenue per visit, partially offset by higher compensation during the six months ended June 30, 2024.
Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the six months ended June 30, 2024 were $108.4 million compared to $103.3 million for the six months ended June 30, 2023, an increase of approximately $5.1 million or 4.9%. Rent, clinic supplies, contract labor and other costs as a percentage of net revenue was 29.3% and 30.5% for the six months ended June 30, 2024 and 2023, respectively. The increase of $5.1 million was primarily driven by higher contract labor and third-party services costs during the six months ended June 30, 2024, and the decrease as a percentage of net revenue was primarily driven by higher net revenue, partially offset by higher contract labor and third-party services costs during the six months ended June 30, 2024.
Provision for doubtful accounts. Provision for doubtful accounts for the six months ended June 30, 2024 was $7.4 million compared to $6.5 million for the six months ended June 30, 2023, an increase of $0.9 million or 14.4%. Provision for doubtful accounts as a percentage of net revenue remained relatively consistent year over year at 2.0% and 1.9% for the six months ended June 30, 2024 and 2023, respectively. The increase of $0.9 million was primarily driven by higher revenue associated with higher visit volumes during the six months ended June 30, 2024.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2024 were $49.3 million compared to $67.2 million for the six months ended June 30, 2023, a decrease of $17.9 million or 26.6%. Selling, general and administrative expenses as a percentage of net revenue was 13.3% and 19.8% for the six months ended June 30, 2024 and 2023, respectively. The decrease of $17.9 million was primarily due to lower transaction costs, lower corporate insurance costs and higher legal cost insurance reimbursements during the six months ended June 30, 2024. The decrease as a percentage of net revenue was primarily driven by decreased costs related to the items noted above, as well as the impact of higher net revenue during the six months ended June 30, 2024.
Long-lived asset impairment charges. Long-lived asset impairment charges for the six months ended June 30, 2024 was $0.7 million. The amount relates to the non-cash write-down of long-lived assets during the six months ended June 30, 2024.
Change in fair value of 2L Notes. Change in fair value of 2L Notes for the six months ended June 30, 2024 and 2023 was a gain of $11.0 million and $7.0 million, respectively. The gain relates to the decrease in the estimated fair value of the Company's 2L Notes, primarily driven by decreases in the Company's share price during the six months ended June 30, 2024 and 2023.
Change in fair value of warrant liability and contingent common shares liability. Change in fair value of warrant liability and contingent common shares liability for the six months ended June 30, 2024 was a gain of $0.3 million compared to a gain of $1.5 million for the six months ended June 30, 2023. The gain in each period relates to the decrease in the estimated fair value of the Company’s IPO Warrants, Earnout Shares and Vesting Shares, primarily driven by decreases in the Company's share price during the six months ended June 30, 2024 and 2023, respectively.
Interest expense, net. Interest expense, net for the six months ended June 30, 2024 was $29.4 million compared to $30.6 million for the six months ended June 30, 2023, a decrease of approximately $1.2 million or 4.0%. The decrease in interest expense was primarily driven by lower outstanding principal balances on the Company's Senior Secured Term Loan and Revolving Loans, partially offset by lower cash flow hedge benefits recognized and higher interest rates under the Company's 2022 Credit Agreement during the six months ended June 30, 2024.
Other (income) expense, net. Other (income) expense, net for the six months ended June 30, 2024 was income of $0.0 million compared to expense of $1.0 million for the six months ended June 30, 2023, a decrease in expense of approximately $1.0 million. The decrease was primarily driven by $0.5 million in gain on the change in fair value of the Company's non-designated derivative instrument during the six months ended June 30, 2024 and $0.4 million in loss on debt extinguishment related to the 2023 Debt Restructuring not recurring in 2024.
Income tax (benefit) expense. Income tax benefit for the six months ended June 30, 2024 was approximately $0.1 million compared to income tax expense of $0.2 million for the six months ended June 30, 2023, a decrease in expense of approximately $0.3 million. The decrease was primarily driven by the difference in the effective tax rate and the difference in loss before taxes for the respective periods. During the six months ended June 30, 2024 and 2023, valuation allowances were recognized against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain.
Net loss. Net loss for the six months ended June 30, 2024 was $16.1 million compared to $47.0 million for the six months ended June 30, 2023, a decrease in loss of approximately $30.9 million. The comparatively lower loss was primarily driven by margin on higher revenues, lower corporate costs and a higher gain on the change in fair value of 2L Notes during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Non-GAAP Financial Measures
The following table reconciles the supplemental non-GAAP financial measures, as defined under the rules of the U.S. Securities and Exchange Commission ("SEC"), presented herein to the most directly comparable financial measures calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA are defined as net income (loss) from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”) and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, long-lived asset impairment charges, change in fair value of 2L Notes, changes in fair value of warrant liability and contingent common shares liability, share-based compensation, non-ordinary legal and regulatory matters, legal cost insurance reimbursements, change in fair value of non-designated derivative instrument, transaction costs, non-recurring labor related credits, pre-opening de novo costs, and reorganization and severance costs (“Adjusted EBITDA”).
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

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(2,552)	$(21,749)	$(16,075)	$(46,959)
Plus (minus):
Net income attributable to non-controlling interests	(1,183)	(956)	(2,311)	(2,016)
Interest expense, net	14,896	16,682	29,379	30,618
Income tax (benefit) expense	(13)	89	(147)	151
Depreciation and amortization expense	8,294	9,211	17,026	18,775
EBITDA	$19,442	$3,277	$27,872	$569
Long-lived asset impairment charges(1)	260	—	738	—
Change in fair value of 2L Notes(2)	(5,618)	(7,010)	(11,025)	(7,010)
Changes in fair value of warrant liability and contingent common shares liability(3)	(148)	(990)	(251)	(1,501)
Share-based compensation(4)	1,972	2,755	4,302	4,233
Non-ordinary legal and regulatory matters(5)	1,853	2,001	3,031	3,524
Legal cost insurance reimbursements(6)	(1,039)	—	(1,295)	—
Change in fair value of non-designated derivative instrument(7)	(143)	—	(494)	—
Transaction costs(8)	—	8,714	164	14,122
Non-recurring labor related credits(9)	—	—	—	(702)
Loss on debt extinguishment(10)	—	444	—	444
Pre-opening de novo costs(11)	—	147	—	319
Reorganization and severance costs(12)	—	—	—	130
Adjusted EBITDA	$16,579	$9,338	$23,042	$14,128
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
(4)Represents charges related to share-based compensation awards, which vary from period to period based on the timing of awards and vesting conditions.
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
(7)Represents non-cash amounts related to the change in estimated fair value of derivative not designated in a hedging relationship. Refer to Note 11 of the accompanying unaudited condensed consolidated financial statements for further details.
(8)Represents non-capitalizable debt and capital transaction costs.
(9)Represents realized benefit of labor related credit that was not previously considered probable and relates to prior years.
(10)Represents charges related to the loss on debt extinguishment recognized as part of the 2023 Debt Restructuring. Refer to Note 8 of the accompanying unaudited condensed consolidated financial statements for further details.
(11)Represents expenses associated with renovation, equipment and marketing costs relating to the start-up and launch of new locations incurred prior to opening.
(12)Represents severance costs related to discrete initiatives focused on reorganization and delayering of the Company’s labor model, management structure and support functions.
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
As of June 30, 2024 and December 31, 2023, we had $33.0 million and $36.8 million in cash and cash equivalents, respectively. As of June 30, 2024, we had no available capacity under our revolving credit facility.
During the six months ended June 30, 2024, the Company issued an additional $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right (as defined in Note 8), which are subject to the same terms as the convertible 2L Notes and associated shares of Series B Preferred Stock (the "Series B Preferred Stock") allowing for voting rights on an as-converted basis prior to conversion.
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
For the six months ended June 30, 2024, we had operating cash outflows of $27.9 million driven by items including net losses and payments related to interest expense and operating lease liabilities. Our ability to generate future operating cash flows depends on many factors, including clinical staffing levels and productivity, costs and capital expenditures, patient volumes, referrals, revenue reimbursement rates and revenue growth rates.

Liquidity and going concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within twelve months after the date that these unaudited condensed consolidated financial statements are issued.
As of June 30, 2024, the Company had $33.0 million in cash and cash equivalents and no available capacity under its revolving credit facility. The Company was in compliance with its minimum liquidity covenant under the 2022 Credit Agreement as of June 30, 2024.
The Company has continued to generate negative operating cash flows and net losses. For the six months ended June 30, 2024, the Company had cash flows used in operating activities of $27.9 million and net loss of $16.1 million. These results are, in part, due to our current capital structure, including cash interest costs, and the Company's pace of visit volume and operating performance at the clinic level. The Company has continued to fund cash used in operations primarily from financing activities and expects to need and is in the process of seeking additional liquidity in 2024. This additional funding, if we are successful in obtaining it, will be used for working capital requirements, necessary capital expenditures as well as to be available for general corporate purposes, including interest repayments. The Company is at risk of insufficient funding to meet its obligations as they become due as well as potential non-compliance with its minimum liquidity financial covenant under its 2022 Credit Agreement. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
On June 15, 2023, the Company completed a debt restructuring transaction under its 2022 Credit Agreement including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien paid-in-kind convertible notes (the “2L Notes”) and (B) shares of Series B Preferred Stock. The Company utilized the delayed draw of $25.0 million during the six months ended June 30, 2024.
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

2023 Debt Restructuring Transaction
On the Closing Date, the Company completed the 2023 Debt Restructuring. On the Closing Date, certain previously executed agreements became effective, including (i) Amendment No. 2 to the Credit Agreement, (ii) a Second Lien Note Purchase Agreement and (iii) certain other definitive agreements relating to the 2023 Debt Restructuring.
As part of the 2023 Debt Restructuring, the Company exchanged a principal amount of $100.0 million of the $507.8 million then outstanding Senior Secured Term Loan for an equal amount of 2L Notes, which are convertible into shares of the Company's common stock, stapled with a number of shares of Series B Preferred Stock, which represent voting interests only. The exchange was consummated through the Intercreditor and Subordination Agreement and Second Lien Note Purchase Agreement dated April 17, 2023.
Based on the results of the cash flow tests and requirements pursuant to Accounting Standards Codification Topic 470, Debt, the Company accounted for the impacts related to amounts held by HPS Investment Partners, LLC as a modification, and the impacts related to amounts held and exchanged by Onex Credit Partners, LLC (“Onex”), Knighthead Capital Management, LLC (“Knighthead”) and Marathon Asset Management LP (“Marathon”) as an extinguishment. The Company recognized $0.4 million in loss on debt extinguishment within other expense, net in the consolidated statements of operations related to lenders treated under extinguishment accounting during the three and six months ended June 30, 2023. The loss on debt extinguishment consisted of various offsetting components, including the derecognition of $4.3 million of unamortized deferred financing costs and original issue discount on the Senior Secured Term Loan and the recognition of $0.7 million of fair value premium at issuance on the 2L Notes, offset by the recognition of $2.8 million in delayed draw right assets related to the commitment provided by certain lenders and the recognition of $1.8 million of incremental original issue discount on the Senior Secured Term Loan.
2022 Credit Agreement
Effective February 24, 2022, ATI Holdings Acquisition, Inc. (the "Borrower"), an indirect subsidiary of the Company, entered into a credit agreement among the Borrower, Wilco Intermediate Holdings, Inc., as loan guarantor, Barclays Bank PLC, as administrative agent and issuing bank, and a syndicate of lenders (the "2022 Credit Agreement"). The 2022 Credit Agreement provided an initial $550.0 million credit facility (the "2022 Credit Facility") that was comprised of a $500.0 million senior secured term loan (the "Senior Secured Term Loan") and a $50.0 million "super priority" senior secured revolver (the "Revolving Loans") with a $10.0 million letter of credit sublimit. The 2022 Credit Agreement was subsequently amended as part of the 2023 Debt Restructuring, in which $100.0 million of the initial Senior Secured Term Loan principal was exchanged for 2L Notes.
The 2022 Credit Agreement contains provisions restricting payments from the Borrower to the Parent, except for payments specifically outlined, such as those related to reasonable and customary administrative expenses of the Parent up to $0.5 million; certain reasonable and customary indemnification claims; certain tax payments; customary fees and expenses related to debt or equity offerings, investments or acquisitions; certain salaries and related amounts for any directors, officers, employees or consultants of the Parent; payments related to certain transactions related to Parent capital stock not to exceed $5.0 million in cash in any fiscal year unless funded through certain other sources such as the sale, issuance or exercise of certain other capital stock or similar instruments; repayment or redemption of the Series A Senior Preferred Stock (as defined below) under certain conditions; and other categories outlined in the agreement. The 2022 Credit Agreement effectively results in restricted net assets of substantially all of the Parent's subsidiaries, which limits transferability to the Parent in the form of dividends, distributions, loans or advances.

Senior Secured Term Loan
The Senior Secured Term Loan matures on February 24, 2028 and bears interest, at the Company's election, at a base interest rate of the Alternate Base Rate ("ABR"), as defined in the agreement, plus an applicable credit spread, or at a base interest rate of the Adjusted Term Secured Overnight Financing Rate ("SOFR"), as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio, as defined in the agreement.
As of June 30, 2024, the outstanding principal amount on the Senior Secured Term Loan was $410.0 million, of which $17.0 million was due to related parties and is primarily attributable to Onex. As of June 30, 2024, borrowings on the Senior Secured Term Loan bear interest, payable in cash, at 12.7%, consisting of 12-month SOFR, subject to a 1.0% floor, plus a credit spread of 7.25%.
Revolving Loans
The Revolving Loans are subject to a maximum borrowing capacity of $50.0 million and mature on February 24, 2027. Letters of credit on the Revolving Loans are subject to a $10.0 million sublimit and reduce the available borrowing capacity on the Revolving Loans. Borrowings on the Revolving Loans bear interest, at the Company's election, at a base interest rate of the ABR, as defined in the agreement, plus an applicable credit spread, or at a base interest rate of the Adjusted Term SOFR Rate, as defined in the agreement, plus an applicable credit spread. The credit spread is determined based on a pricing grid and the Company's Secured Net Leverage Ratio.
As of June 30, 2024, $44.7 million in Revolving Loans were outstanding and bearing interest, payable in cash, at a weighted average rate of 9.5%, consisting of 3-month SOFR plus a credit spread of approximately 4.2%. During the six months ended June 30, 2024, the Company repaid approximately $24.9 million in Revolving Loans and drew an additional $31.2 million in Revolving Loans.
Letters of Credit
The Company had letters of credit totaling $5.3 million and $6.5 million under the letter of credit sub-facility on the Revolving Loans as of June 30, 2024 and December 31, 2023, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.
Second Lien Note Purchase Agreement and Designation of Series B Preferred Stock
2L Notes
As part of the 2023 Debt Restructuring, Knighthead, Marathon, and Onex collectively exchanged a principal amount of $100.0 million of Senior Secured Term Loan for $100.0 million of 2L Notes stapled with a number of shares of Series B Preferred Stock. Of the $100.0 million of 2L Notes issued, approximately $50.8 million were issued to Knighthead, $40.4 million were issued to Marathon, and $8.8 million were issued to Onex, all related parties. On the Closing Date, an additional $3.2 million of 2L Notes with stapled Series B Preferred Stock were issued among the same related parties as part of the First Amendment to the Second Lien Note Purchase Agreement. The terms of the issued 2L Notes and Series B Preferred Stock are the same as those that were subject to the exchange.
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

As of June 30, 2024, of the 2L Notes principal outstanding and due to related parties, approximately $69.4 million, $53.6 million, $9.9 million, and $5.2 million were outstanding with Knighthead, Marathon, Onex, and Caspian Capital LP, respectively. As of December 31, 2023, of the 2L Notes principal outstanding and due to related parties, approximately $54.7 million, $43.6 million and $9.5 million were outstanding with Knighthead, Marathon, and Onex, respectively.
See Note 8 - Borrowings for further information regarding the Company's borrowings.
Series A Senior Preferred Stock
The Company has outstanding shares of non-convertible preferred stock (the "Series A Senior Preferred Stock"). The Company is authorized to issue 1.0 million shares of preferred stock per the Certificate of Designation. As of June 30, 2024, there was 165,000 shares of Series A Senior Preferred Stock issued and outstanding with a par value of $0.0001 per share. As of June 30, 2024, the redemption value of the Series A Senior Preferred Stock was $231.8 million.
See Note 10 - Mezzanine and Stockholders' Equity for further information regarding the Series A Senior Preferred Stock.
Consolidated Cash Flows
The following table presents selected data from our unaudited condensed consolidated statements of cash flows:

	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023

Net cash used in operating activities	$(27,852)	$(5,319)
Net cash used in investing activities	(5,152)	(10,125)
Net cash provided by (used in) financing activities	29,165	(30,016)
Net decrease in cash and cash equivalents	(3,839)	(45,460)
Cash and cash equivalents at beginning of period	36,802	83,139
Cash and cash equivalents at end of period	$32,963	$37,679
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net cash used in operating activities for the six months ended June 30, 2024 was $27.9 million compared to $5.3 million for the six months ended June 30, 2023, an increase of approximately $22.5 million. The increase was primarily the result of approximately $38.2 million higher net cash outflows from changes in current assets and current liabilities related to timing of collections and payments, as well as higher incentive compensation paid to employees during the six months ended June 30, 2024 and $4.2 million higher cash outflows from operating leases, partially offset by margin on higher revenue with approximately $21.4 million lower net losses as adjusted for non-cash items such as long-lived asset impairment charges and changes in fair value of 2L Notes, warrant liability and contingent common shares liability during the six months ended June 30, 2024.
Net cash used in investing activities for the six months ended June 30, 2024 was $5.2 million compared to $10.1 million for the six months ended June 30, 2023, a decrease of approximately $5.0 million. The decrease was driven by lower capital expenditures during the six months ended June 30, 2024 primarily due to fewer clinic openings.

Net cash provided by financing activities for the six months ended June 30, 2024 was $29.2 million compared to $30.0 million used for the six months ended June 30, 2023, an increase in cash provided of approximately $59.2 million. The change was primarily driven by the issuance of $25.0 million in the form of 2L Notes under its Delayed Draw Right and $31.2 million of proceeds on Revolving Loans during the six months ended June 30, 2024.
Commitments and Contingencies
The Company may be subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2024, the Company recorded and maintains an accrued liability related to the outcomes of certain legal matters described in Note 14 - Commitments and Contingencies. Refer to Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
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
Off-Balance Sheet Arrangements
As of June 30, 2024 and December 31, 2023, the Company did not have any off-balance sheet arrangements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Item and the related disclosure is not required.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 27, 2024.
The following risk factor has been updated:
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
Many of our employed therapists have contractual non-competition agreements and covenants with the Company which, under certain circumstances, limit the employee's ability to terminate their employment with the Company to perform similar services for competing organizations within a defined geography for a specified period time after such termination. The Federal Trade Commission recently passed a Rule which purports to prohibit many forms of non-competition agreements with employees and, if the Rule becomes effective in its current form, also would require the Company, subject to certain exceptions, to nullify certain existing noncompetition agreements with employees. While the Rule has faced challenges in federal court and is not yet effective, if the Rule in its current form or in a substantially similar form becomes effective, the Company could suffer a loss of staff which could have a material adverse effect on operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the quarter ended June 30, 2024, the Company did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
During the three months ended June 30, 2024, the Company withheld shares of our common stock in connection with employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2024	2	$4.27	—	—
May 1 - May 31, 2024	1,647	$4.95	—	—
June 1 - June 30, 2024	1,859	$4.19	—	—
Total	3,508	$4.55	—	—
(1) Represents shares delivered to or withheld by us in connection with employee minimum tax withholding obligations upon exercise or vesting of stock awards. No shares were purchased in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the second quarter of 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description
10.1†	Third Amendment to 2021 Equity Incentive Plan (filed as Exhibit 10.4 to the Current Report on Form 8-K of the Company on June 12, 2024 and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith
† Management contract or compensatory plan or arrangement
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ATI PHYSICAL THERAPY, INC.

Date: August 5, 2024

/s/ JOSEPH JORDAN
Joseph Jordan
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)