Form 10-Q
period 2024-09-30
ATI Physical Therapy, Inc.
filed 2024-11-04
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 30, 2024, there were approximately 4,411,441 shares of the registrant's common stock legally outstanding.

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

PART I - FINANCIAL INFORMATION - UNAUDITED
Item 1. Financial Statements

ATI Physical Therapy, Inc.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$23,460	$36,802
Accounts receivable (net of allowance for doubtful accounts of $42,300 and $48,055 at September 30, 2024 and December 31, 2023, respectively)	99,970	88,512
Prepaid expenses	11,231	12,920
Insurance recovery receivable	24,117	23,981
Other current assets	1,543	4,367
Assets held for sale	—	2,056
Total current assets	160,321	168,638

Property and equipment, net	83,337	100,422
Operating lease right-of-use assets	183,233	194,423
Goodwill, net	289,650	289,650
Trade name and other intangible assets, net	245,546	245,858
Other non-current assets	5,194	4,290
Total assets	$967,281	$1,003,281

Liabilities, Mezzanine Equity and Stockholders' Equity:
Current liabilities:
Accounts payable	$16,731	$14,704
Accrued expenses and other liabilities	76,479	88,435
Current portion of operating lease liabilities	50,452	51,530
Liabilities held for sale	—	1,778
Total current liabilities	143,662	156,447

Long-term debt, net (1)	441,511	433,578
2L Notes due to related parties, at fair value	108,762	79,472
Deferred income tax liabilities	21,092	21,367
Operating lease liabilities	172,109	185,602
Other non-current liabilities	2,417	2,277
Total liabilities	889,553	878,743
Commitments and contingencies (Note 14)
Mezzanine equity:
Series A Senior Preferred Stock, $0.0001 par value; 1.0 million shares authorized; 0.2 million shares issued and outstanding; $1,365.76 stated value per share at September 30, 2024; $1,249.06 stated value per share at December 31, 2023	238,872	220,393
Stockholders' equity:
Class A common stock, $0.0001 par value; 470.0 million shares authorized; 4.5 million shares issued, 4.2 million shares outstanding at September 30, 2024; 4.2 million shares issued, 4.0 million shares outstanding at December 31, 2023	—	—
Treasury stock, at cost, 0.090 million shares and 0.007 million shares at September 30, 2024 and December 31, 2023, respectively	(723)	(219)
Additional paid-in capital	1,296,155	1,308,119
Accumulated other comprehensive income	63	406
Accumulated deficit	(1,461,506)	(1,409,306)
Total ATI Physical Therapy, Inc. equity	(166,011)	(101,000)
Non-controlling interests	4,867	5,145
Total stockholders' equity	(161,144)	(95,855)
Total liabilities, mezzanine equity and stockholders' equity	$967,281	$1,003,281
(1) Includes $17.0 million of principal amount of debt due to related parties as of September 30, 2024 and December 31, 2023, respectively.
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net patient revenue	$174,733	$162,258	$512,895	$469,950
Other revenue	15,254	15,197	46,676	46,774
Net revenue	189,987	177,455	559,571	516,724

Cost of services:
Salaries and related costs	105,571	97,089	307,440	283,119
Rent, clinic supplies, contract labor and other	54,488	52,699	162,917	156,014
Provision for doubtful accounts	4,913	3,346	12,329	9,831
Total cost of services	164,972	153,134	482,686	448,964
Selling, general and administrative expenses	23,772	25,085	73,056	92,253
Long-lived asset impairment charges	114	—	852	—
Operating income (loss)	1,129	(764)	2,977	(24,493)
Change in fair value of 2L Notes	18,765	(1,485)	7,740	(8,495)
Change in fair value of warrant liability and contingent common shares liability	235	(394)	(16)	(1,895)
Interest expense, net	14,746	15,478	44,125	46,096
Other expense, net	380	117	347	1,089
Loss before taxes	(32,997)	(14,480)	(49,219)	(61,288)
Income tax (benefit) expense	(128)	131	(275)	282
Net loss	(32,869)	(14,611)	(48,944)	(61,570)
Net income attributable to non-controlling interests	945	586	3,256	2,602
Net loss attributable to ATI Physical Therapy, Inc.	(33,814)	(15,197)	(52,200)	(64,172)
Less: Series A Senior Preferred Stock redemption value adjustments	398	(2,927)	(777)	41,769
Less: Series A Senior Preferred Stock cumulative dividend	6,634	6,075	19,256	17,087
Net loss available to common stockholders	$(40,846)	$(18,345)	$(70,679)	$(123,028)

Loss per share of Class A common stock:
Basic	$(9.38)	$(4.42)	$(16.46)	$(29.83)
Diluted	$(9.38)	$(4.42)	$(16.46)	$(29.83)
Weighted average shares outstanding:
Basic and diluted	4,355	4,154	4,294	4,125
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
($ in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net loss	$(32,869)	$(14,611)	$(48,944)	$(61,570)
Other comprehensive loss:
Cash flow hedges	(85)	(43)	(343)	(4,349)
Comprehensive loss	(32,954)	(14,654)	(49,287)	(65,919)
Net income attributable to non-controlling interests	945	586	3,256	2,602
Comprehensive loss attributable to ATI Physical Therapy, Inc.	$(33,899)	$(15,240)	$(52,543)	$(68,521)
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
($ in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	4,032,621	$—	6,794	$(219)	$1,308,119	$406	$(1,409,306)	$5,145	$(95,855)
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(4,621)	—	—	—	(4,621)
Vesting of restricted shares distributed to holders of Incentive Common Units	684	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	263,719	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(78,412)	—	78,412	(478)	—	—	—	—	(478)
Non-cash share-based compensation	—	—	—	—	2,268	—	—	—	2,268
Other comprehensive loss	—	—	—	—	—	(140)	—	—	(140)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(1,055)	(1,055)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	1,128	1,128
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(14,651)	—	(14,651)
Balance at March 31, 2024	4,218,612	$—	85,206	$(697)	$1,305,766	$266	$(1,423,957)	$5,218	$(113,404)
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(6,826)	—	—	—	(6,826)
Vesting of restricted shares distributed to holders of Incentive Common Units	644	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	8,930	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(3,508)	—	3,508	(16)	—	—	—	—	(16)
Non-cash share-based compensation	—	—	—	—	1,970	—	—	—	1,970
Other comprehensive loss	—	—	—	—	—	(118)	—	—	(118)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(509)	(509)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	1,183	1,183
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(3,735)	—	(3,735)
Balance at June 30, 2024	4,224,678	$—	88,714	$(713)	$1,300,910	$148	$(1,427,692)	$5,892	$(121,455)
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(7,032)	—	—	—	(7,032)
Issuance of common stock upon vesting of restricted stock units and awards	11,951	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(1,525)	—	1,525	(10)	—	—	—	—	(10)
Non-cash share-based compensation	—	—	—	—	2,277	—	—	—	2,277
Other comprehensive loss	—	—	—	—	—	(85)	—	—	(85)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(1,970)	(1,970)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	945	945
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(33,814)	—	(33,814)
Balance at September 30, 2024	4,235,104	$—	90,239	$(723)	$1,296,155	$63	$(1,461,506)	$4,867	$(161,144)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	3,967,146	$—	1,540	$(146)	$1,378,716	$4,899	$(1,339,511)	$4,489	$48,447
Vesting of restricted shares distributed to holders of Incentive Common Units	751	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	25,387	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(3,163)	—	3,163	(51)	—	—	—	—	(51)
Non-cash share-based compensation	—	—	—	—	1,454	—	—	—	1,454
Other comprehensive loss	—	—	—	—	—	(3,456)	—	—	(3,456)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(710)	(710)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	1,060	1,060
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(26,270)	—	(26,270)
Balance at March 31, 2023	3,990,121	$—	4,703	$(197)	$1,380,170	$1,443	$(1,365,781)	$4,839	$20,474
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(73,584)	—	—	—	(73,584)
Capital contribution from recognition of delayed draw right asset	—	—	—	—	690	—	—	—	690
Vesting of restricted shares distributed to holders of Incentive Common Units	737	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	10,824	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(1,206)	—	1,206	(15)	—	—	—	—	(15)
Issuance of common stock for fractional adjustments related to Reverse Stock Split	26,346	—	—	—	—	—	—	—	—
Non-cash share-based compensation	—	—	—	—	2,754	—	—	—	2,754
Other comprehensive loss	—	—	—	—	—	(850)	—	—	(850)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(965)	(965)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	956	956
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(22,705)	—	(22,705)
Balance at June 30, 2023	4,026,822	$—	5,909	$(212)	$1,310,030	$593	$(1,388,486)	$4,830	$(73,245)
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(3,148)	—	—	—	(3,148)
Vesting of restricted shares distributed to holders of Incentive Common Units	701	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	3,974	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(581)	—	581	(5)	—	—	—	—	(5)
Non-cash share-based compensation	—	—	—	—	2,284	—	—	—	2,284
Other comprehensive loss	—	—	—	—	—	(43)	—	—	(43)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(977)	(977)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	586	586
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(15,197)	—	(15,197)
Balance at September 30, 2023	4,030,916	$—	6,490	$(217)	$1,309,166	$550	$(1,403,683)	$4,439	$(89,745)
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Operating activities:
Net loss	$(48,944)	$(61,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Long-lived asset impairment charges	852	—
Depreciation and amortization	25,991	28,341
Provision for doubtful accounts	12,329	9,831
Deferred income tax provision	(275)	282
Non-cash lease expense related to right-of-use assets	35,300	35,844
Non-cash share-based compensation	6,515	6,492
Amortization of debt issuance costs and original issue discount	2,214	2,200
Non-cash interest expense	—	6,020
Loss on extinguishment of debt	—	444
(Gain) loss on disposal and sale of assets	(86)	1,519
Change in fair value of 2L Notes	7,740	(8,495)
Change in fair value of warrant liability and contingent common shares liability	(16)	(1,895)
Change in fair value of non-designated derivative instrument	(291)	(67)
Changes in:
Accounts receivable, net	(23,787)	(13,642)
Insurance recovery receivable	(136)	(359)
Prepaid expenses and other current assets	910	3,901
Other non-current assets	(904)	94
Accounts payable	2,559	(1,109)
Accrued expenses and other liabilities	(12,025)	9,015
Operating lease liabilities	(39,563)	(34,694)
Other non-current liabilities	218	73
Net cash used in operating activities	(31,399)	(17,775)

Investing activities:
Purchases of property and equipment	(9,313)	(14,592)
Proceeds from sale of property and equipment	106	91
Proceeds from sale of clinics	479	355
Payment of holdback liabilities related to acquisitions	—	(490)
Net cash used in investing activities	(8,728)	(14,636)

Financing activities:
Proceeds from 2L Notes from related parties	25,000	3,243
Financing transaction costs	—	(6,287)
Deferred financing costs	—	(84)
Proceeds from revolving line of credit	31,153	20,000
Payments on revolving line of credit	(25,323)	(44,750)
Payment of contingent consideration liabilities	(7)	(397)
Taxes paid on behalf of employees for shares withheld	(504)	(71)
Distribution to non-controlling interest holders	(3,534)	(2,652)
Net cash provided by (used in) financing activities	26,785	(30,998)

Changes in cash and cash equivalents:
Net decrease in cash and cash equivalents	(13,342)	(63,409)
Cash and cash equivalents at beginning of period	36,802	83,139
Cash and cash equivalents at end of period	$23,460	$19,730

Supplemental noncash disclosures:
Derivative changes in fair value (1)	$343	$4,349
Purchases of property and equipment in accounts payable	$2,113	$1,644
Exchange of Senior Secured Term Loan for related party 2L Notes	$—	$100,000
Debt discount on Senior Secured Term Loan	$—	$(1,797)
Capital contribution from recognition of delayed draw right asset	$—	$690
Series A Senior Preferred Stock dividends and redemption value adjustments	$18,479	$76,732
Exchange of delayed draw right for related party 2L Notes	$3,450	$—

Other supplemental disclosures:
Cash paid for interest	$42,883	$38,998
Cash received from hedging activities	$399	$5,247
Cash paid for taxes, net of refunds	$23	$1
(1) Derivative changes in fair value related to unrealized loss on cash flow hedges, including the impact of reclassifications.
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Note 1. Overview of the Company
ATI Physical Therapy, Inc., together with its subsidiaries (herein referred to as “we,” "our," “the Company,” “ATI Physical Therapy” or “ATI”), is a nationally recognized healthcare company, specializing in outpatient rehabilitation and adjacent healthcare services. The Company provides outpatient physical therapy services under the name ATI Physical Therapy and, as of September 30, 2024, had 874 clinics located in 24 states (as well as 16 clinics under management service agreements). The Company was founded in 1996 under the name Assessment Technologies Inc. Fortress Value Acquisition Corp. II (herein referred to as "FAII" or "FVAC") was organized as a Delaware corporation in 2020 and assisted in the Company's initial public offering, upon which it was renamed to ATI Physical Therapy, Inc. The Company offers a variety of services within its clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, such as work conditioning and work hardening; hand therapy; and other specialized treatment services.
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
Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results the Company expects for the entire year. In addition, the influence of seasonality, changes in payor contracts, changes in rate per visit, changes in referral and visit volumes, strategic transactions and initiatives, labor market dynamics and wage inflation, changes in laws and general economic conditions in the markets in which the Company operates and other factors impacting the Company's operations may result in any period not being comparable to the same period in previous years.
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
As of September 30, 2024, the Company had $23.5 million in cash and cash equivalents with no available capacity under its revolving credit facility. The Company was in compliance with its minimum liquidity covenant under the 2022 Credit Agreement (as defined in Note 8) as of September 30, 2024.
The Company has continued to generate negative operating cash flows and net losses. For the nine months ended September 30, 2024, the Company had cash flows used in operating activities of $31.4 million and net loss of $48.9 million. These results are, in part, due to the Company's current capital structure, including cash interest costs, and the Company's pace of visit volume and operating performance at the clinic level. The Company has continued to fund cash used in operations primarily from financing activities and expects to need additional liquidity by early 2025 to continue funding working capital requirements, necessary capital expenditures as well as to be available for general corporate purposes, including interest repayments. The Company is at risk of insufficient funding to meet its obligations as they become due as well as potential non-compliance with its minimum liquidity financial covenant under its 2022 Credit Agreement. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
On June 15, 2023, the Company completed a debt restructuring transaction under its 2022 Credit Agreement including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien paid-in-kind convertible notes (the “2L Notes”) and (B) shares of Series B Preferred Stock (as defined in Note 8). The Company utilized the delayed draw of $25.0 million during the nine months ended September 30, 2024.

On October 2, 2024, the Company entered into the Second Amendment to Note Purchase Agreement, pursuant to which the Company issued $10.5 million of second lien paid-in-kind notes (the "Second Lien Loans"). Refer to Note 16 - Subsequent Events for more information about the Second Lien Loans.
The Company plans to continue its efforts to improve its operating results and cash flow through increases to clinical staffing levels, improvements in clinician productivity, increases in patient visit volumes, referrals and rate per visit and controlling costs and capital expenditures. There can be no assurance that the Company's plan will be successful in any of these respects.
Future liquidity needs are expected to require additional sources of liquidity beyond operating results. Additional liquidity sources considered include but are not limited to:
•raising additional debt and/or equity capital,
•disposal of assets, and/or
•other strategic alternatives to improve its business, results of operations and financial condition.
There can be no assurance that the Company will be successful in accessing such alternative options or financing if or when needed. Failure to do so could have a material adverse impact on the Company's business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
Management's plans have not been fully implemented and, as a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.
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
Cash, cash equivalents and restricted cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less when issued. Cash and cash equivalents held by subsidiaries that are less than wholly-owned were $10.4 million and $10.9 million as of September 30, 2024 and December 31, 2023, respectively.
Restricted cash consists of cash held as collateral in relation to the Company's corporate credit card agreement. Restricted cash included within cash and cash equivalents as presented within our unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, and our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and September 30, 2023 was $0.8 million, respectively.

Recent accounting pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides guidance to improve the disclosures for reportable segments through enhanced disclosures about significant segment expenses. This ASU is effective for the Company's annual financial statements to be issued for the year ended December 31, 2024, and the Company's interim financial statements during the year ended December 31, 2025, with early adoption permitted. This ASU shall be applied on a retrospective basis for all prior periods presented in the financial statements. The Company expects to adopt this new accounting standard in its Annual Report on Form 10-K for the year ended December 31, 2024, and does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.
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
Note 3. Divestitures
Clinics held for sale
The Company determined during the fourth quarter of 2023 and through 2024 to sell certain clinics. The Company classified the assets and liabilities of these clinics as held for sale at the lower of its carrying amount or fair value less cost to sell. The clinics did not meet the criteria to be classified as discontinued operations. During the nine months ended September 30, 2024, the Company completed all but one of its anticipated divestitures and concluded the remaining anticipated divestiture transaction was no longer probable. As a result, the remaining assets and liabilities previously classified as held for sale were reclassified as held and used into the respective line items within the condensed consolidated balance sheet.
There were no assets or liabilities classified as held for sale as of September 30, 2024. Major classes of assets and liabilities classified as held for sale as of December 31, 2023 were as follows (in thousands):

December 31, 2023
Property and equipment, net	674
Operating lease right-of-use assets	1,382
Total assets held for sale	$2,056

Current portion of operating lease liabilities	357
Operating lease liabilities	1,421
Total liabilities held for sale	$1,778

Note 4. Revenue from Contracts with Customers and Accounts Receivable
The following table disaggregates net revenue by major service line for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net patient revenue	$174,733	$162,258	$512,895	$469,950
ATI Worksite Solutions (1)	8,921	9,289	27,641	27,874
Management Service Agreements (1)	3,780	3,664	11,235	11,159
Sports Medicine and other revenue (1)	2,553	2,244	7,800	7,741
	$189,987	$177,455	$559,571	$516,724
(1)ATI Worksite Solutions, Management Service Agreements and Sports Medicine and other revenue are included within other revenue on the face of the unaudited condensed consolidated statements of operations.
The following table disaggregates net patient revenue for each associated payor class as a percentage of total net patient revenue for the periods indicated below:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Commercial	58.7%	58.5%	58.6%	58.4%
Government	22.2%	23.3%	22.1%	23.5%
Workers’ compensation	11.8%	11.6%	11.9%	11.7%
Other (1)	7.3%	6.6%	7.4%	6.4%
	100.0%	100.0%	100.0%	100.0%
(1) Primarily comprised of net patient revenue from auto personal injury reimbursement.
Accounts receivable, net of allowance for doubtful accounts was $100.0 million and $88.5 million as of September 30, 2024 and December 31, 2023, respectively. The allowance for doubtful accounts as of September 30, 2024 and December 31, 2023 was $42.3 million and $48.1 million, respectively. During the nine months ended September 30, 2024, provision for doubtful accounts was $12.3 million, and write-offs and other adjustments were $18.1 million.
Note 5. Goodwill, Trade Name and Other Intangible Assets
Changes in the carrying amount of goodwill during the current year consisted of the following (in thousands):

Goodwill at December 31, 2023 (1)	$289,650
Impairment charges (2)	—
Goodwill at September 30, 2024 (1)	$289,650
(1) Net of accumulated impairment losses of $1,045.7 million.
(2) The Company did not identify any triggering events during the nine months ended September 30, 2024 that resulted in additional impairment loss.

The table below summarizes the Company’s carrying amount of trade name and other intangible assets at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Gross intangible assets:
ATI trade name (1,2)	$245,000	$245,000
Non-compete agreements	770	2,395
Other intangible assets	640	640
Accumulated amortization:
Accumulated amortization – non-compete agreements	(462)	(1,807)
Accumulated amortization – other intangible assets	(402)	(370)
Total trade name and other intangible assets, net	$245,546	$245,858
(1) Not subject to amortization.
(2) The Company did not identify any triggering events during the nine months ended September 30, 2024 that resulted in impairment loss.
Note 6. Property and Equipment
Property and equipment consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Equipment	$38,440	$37,984
Furniture and fixtures	14,735	14,311
Leasehold improvements	178,815	178,888
Computer equipment and software	110,911	108,749
Construction-in-progress	1,794	2,134
	344,695	342,066
Accumulated depreciation and amortization	(261,358)	(241,644)
Property and equipment, net	$83,337	$100,422
Property and equipment includes gross internally developed computer software costs in the amount of $67.5 million and $66.1 million as of September 30, 2024 and December 31, 2023, respectively, with associated accumulated amortization of $61.1 million and $55.6 million, respectively. The related amortization expense was $5.5 million and $5.8 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table presents the amount of depreciation and amortization expense related to property and equipment recorded in rent, clinic supplies, contract labor and other and selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Rent, clinic supplies, contract labor and other	$6,210	$6,343	$18,191	$19,152
Selling, general and administrative expenses	2,400	2,772	7,488	8,635
Total depreciation and amortization expense	$8,610	$9,115	$25,679	$27,787
Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Salaries and related costs	$24,246	$37,630
Accrued legal settlement (1)	22,805	21,324
Credit balances due to patients and payors	9,143	7,712
Accrued professional fees	4,500	4,146
Accrued interest	4,383	4,913
Accrued contract labor	2,752	2,255
Accrued occupancy costs	2,544	2,593
Other payables and accrued expenses	6,106	7,862
Total	$76,479	$88,435
(1) Includes estimated liability of $21.5 million and $20.0 million related to settlement agreement as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 14 - Commitments and Contingencies for additional information.

Note 8. Borrowings
Long-term debt, net consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Senior Secured Term Loan (1, 2) (due February 24, 2028)	$410,048	$410,048
Revolving Loans (3) (due February 24, 2027)	44,280	38,450
Less: unamortized debt issuance costs	(6,353)	(7,395)
Less: unamortized original issue discount	(6,464)	(7,525)
Total debt, net	441,511	433,578
Less: current portion of long-term debt	—	—
Long-term debt, net	$441,511	$433,578
(1) Interest rate of 11.5% and 12.7% at September 30, 2024 and December 31, 2023, respectively, with interest payable in cash in designated installments at a variable interest rate. The effective interest rate was 12.6% and 13.9% at September 30, 2024 and December 31, 2023, respectively.
(2) Includes $10.0 million of interest previously paid-in-kind and added to the principal amount.
(3) Weighted average interest rate of 8.5% at September 30, 2024 and 9.5% at December 31, 2023, with interest payable in cash in designated installments at a variable interest rate.
2L Notes due to related parties, at fair value consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
2L Notes due to related parties, at fair value (1)	$108,762	$79,472
(1) The effective interest rate for the 2L Notes was 8.0% at both September 30, 2024 and December 31, 2023.
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
As part of the 2023 Debt Restructuring, the Company exchanged a principal amount of $100.0 million of the $507.8 million then outstanding Senior Secured Term Loan (as defined below) for an equal amount of 2L Notes, which are convertible into shares of the Company's common stock, stapled with a number of shares of Series B Preferred Stock (the "Series B Preferred Stock"), which represent voting interests only. The exchange was consummated through the Intercreditor and Subordination Agreement and Second Lien Note Purchase Agreement dated April 17, 2023.

Based on the results of the cash flow tests and requirements pursuant to Accounting Standards Codification ("ASC") Topic 470, Debt, the Company accounted for the impacts related to amounts held by HPS Investment Partners, LLC as a modification, and the impacts related to amounts held and exchanged by Onex Credit Partners, LLC (“Onex”), Knighthead Capital Management, LLC (“Knighthead”) and Marathon Asset Management LP (“Marathon”) as an extinguishment. The Company recognized $0.4 million in loss on debt extinguishment within other expense, net in the consolidated statements of operations related to lenders treated under extinguishment accounting during the nine months ended September 30, 2023. The loss on debt extinguishment consisted of various offsetting components, including the derecognition of $4.3 million of unamortized deferred financing costs and original issue discount on the Senior Secured Term Loan and the recognition of $0.7 million of fair value premium at issuance on the 2L Notes, offset by the recognition of $2.8 million in delayed draw right assets related to the commitment provided by certain lenders and the recognition of $1.8 million of incremental original issue discount on the Senior Secured Term Loan.
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
As of September 30, 2024, the outstanding principal amount on the Senior Secured Term Loan was $410.0 million, of which $17.0 million was due to related parties and is primarily attributable to Onex. As of September 30, 2024, borrowings on the Senior Secured Term Loan bear interest, payable in cash, at 11.5%, consisting of 12-month SOFR, subject to a 1.0% floor, plus a credit spread of 7.25%.
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
As of September 30, 2024, $44.3 million in Revolving Loans were outstanding and bearing interest, payable in cash, at a weighted average rate of 8.5%, consisting of 12-month SOFR plus a credit spread of approximately 4.3%. During the nine months ended September 30, 2024, the Company repaid approximately $25.3 million in Revolving Loans and drew an additional $31.2 million in Revolving Loans.

Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans were $0.3 million as of September 30, 2024, and $0.5 million as of December 31, 2023.
Letters of Credit
The Company had letters of credit totaling $5.7 million and $6.5 million under the letter of credit sub-facility on the Revolving Loans as of September 30, 2024 and December 31, 2023, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.
Guarantees, covenants and prepayments
The 2022 Credit Facility is guaranteed by certain of the Company’s subsidiaries and is secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly-owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions.
The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. In accordance with Amendment No. 2 to the Credit Agreement, the financial covenants require the Company to maintain $10.0 million of minimum liquidity, as defined in the agreement, at each test date through the fourth quarter of 2024. Additionally, beginning in the first quarter of 2025, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 11.00:1.00. The net leverage ratio covenant decreases each subsequent quarter through the second quarter of 2026 to 7.00:1.00, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of September 30, 2024, the Company is in compliance with its minimum liquidity financial covenant.
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
The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes were initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's statements of operations. The interest cost associated with the 2L Notes is accounted for as part of the change in fair value of the 2L Notes. As a result of applying the fair value option, direct costs and fees related to the issuance of the 2L Notes were expensed as incurred. As of September 30, 2024, the principal amount and estimated fair value of the 2L Notes were approximately $140.9 million and $108.8 million, respectively. As of December 31, 2023, the principal amount and estimated fair value of the 2L Notes were approximately, $107.8 million and $79.5 million, respectively. Refer to Note 11 - Fair Value Measurements for further details on the fair value of the 2L Notes.
The following table presents changes in the principal amount of the 2L Notes during the current year (in thousands):

2L Notes, principal amount at December 31, 2023	$107,812
2L Notes issued during period	25,000
Paid-in-kind interest added during period	8,129
2L Notes, principal amount at September 30, 2024	$140,941
As of September 30, 2024, of the 2L Notes principal outstanding and due to related parties, approximately $70.8 million, $54.7 million, $10.1 million, and $5.3 million were outstanding with Knighthead, Marathon, Onex, and Caspian Capital LP ("Caspian"), respectively. As of December 31, 2023, of the 2L Notes principal outstanding and due to related parties, approximately $54.7 million, $43.6 million and $9.5 million were outstanding with Knighthead, Marathon, and Onex, respectively.
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

During the nine months ended September 30, 2024, the Company issued $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right, which are subject to the same terms as the convertible 2L Notes and associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion. Approximately $12.0 million, $8.0 million, and $5.0 million of the 2L Notes were issued to Knighthead, Marathon and Caspian, respectively. The Delayed Draw Right assets were de-recognized upon issuance of 2L Notes under the Delayed Draw Right which reduced the initial carrying value of the 2L Notes in the form of an original issue discount.
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
The following table presents approximate changes in outstanding shares of Series B Preferred Stock during the current year (in thousands):

Series B Preferred Stock, shares at December 31, 2023	108
Increase (decrease) in shares during period	33
Series B Preferred Stock, shares at September 30, 2024	141

Common stock voting rights, as converted basis(1)	10,951
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

Aggregate maturities of the Company's borrowings at September 30, 2024 are as follows (in thousands):

2024 (remainder of year)	$—
2025	—
2026	—
2027	44,280
2028	550,989
Thereafter	—
Total future maturities(1)	595,269
Unamortized original issue discount and debt issuance costs	(12,817)
2L Notes due to related parties, principal amount(1, 2)	(140,941)
Long-term debt, net(1)	$441,511
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
ATI 2021 Equity Incentive Plan
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which it may grant equity interests of the Company, in the form of stock options, stock appreciation rights, restricted stock awards and restricted stock units, to members of management, key employees and independent directors of the Company and its subsidiaries. The Compensation Committee is authorized to make grants and to make various other decisions under the 2021 Plan. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 5.7 million. As of September 30, 2024, approximately 1.0 million shares were available for future grant.
2024 grants
During the third quarter of 2024, the Company granted approximately 3.8 million stock options under the 2021 Plan to certain employees and independent directors of the Company. The stock options are exercisable at $10.00, $12.50, $25.00 and $50.00, which represent out-of-the-money exercise prices on the date of grant, and may be exercised for one share of Class A common stock. The stock options will vest over three years and have a maximum term of 10 years from the date of grant.
The fair value of each stock option granted was determined using a lattice based option-pricing model, which captures the impact of early exercises on the expected option term by assuming that early exercise will occur when the share price reaches a defined multiple of the strike price. The expected term was calculated as the average time the option remains outstanding, considering early exercise scenarios. The risk-free interest rate reflects the U.S. Treasury yield curve in effect at the time of the grant. Volatility is measured using the historical volatility of the Company and certain guideline public companies, using daily log-returns of stock prices, and adjusting for the impact of financial leverage.

The following table summarizes the weighted-average grant-date fair value and assumptions used to develop the fair value estimates for the options granted in 2024:

Weighted-average grant-date fair value of options	$3.10
Risk-free interest rate	3.8%
Weighted-average expected term (years)	9.5
Volatility	77.5%
Expected dividend	—%
As of September 30, 2024, the unrecognized compensation expense related to stock options was $12.3 million, to be recognized over a weighted-average period of 2.5 years.
Total non-cash share-based compensation expense recognized in the three and nine months ended September 30, 2024 was approximately $2.3 million and $6.5 million, respectively, and in the three and nine months ended September 30, 2023 was approximately $2.3 million and $6.5 million, respectively.
Note 10. Mezzanine and Stockholders' Equity
Series A Senior Preferred Stock
The Company has outstanding shares of non-convertible preferred stock (the "Series A Senior Preferred Stock"). The Company is authorized to issue 1.0 million shares of Series A Senior Preferred Stock per the Certificate of Designation. As of September 30, 2024, there was 165,000 shares of Series A Senior Preferred Stock issued and outstanding with a par value of $0.0001 per share.
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
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the issuance of the Series A Preferred Stock and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event (as defined in the Certificate of Designation), which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid-in-kind dividends related to the Series A Senior Preferred Stock were $19.3 million and $17.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the accumulated paid-in-kind dividends related to the Series A Senior Preferred Stock were $60.4 million and the aggregate stated value was $225.4 million.

Changes in the aggregate stated value and stated value per share of the Series A Senior Preferred Stock consisted of the following during the current year (in thousands, except per share data):

Aggregate stated value, December 31, 2023	$206,095
Paid-in-kind dividends	19,256
Aggregate stated value, September 30, 2024	$225,351

Preferred shares issued and outstanding, December 31, 2023	165
Preferred shares issued and outstanding, September 30, 2024	165

Stated value per share, December 31, 2023	$1,249.06
Stated value per share, September 30, 2024	$1,365.76
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

The Preferred Equityholders have the right to appoint a total of four directors to the Board until such time after the Closing Date that the Lead Purchaser (as defined in certain of the transaction agreements entered into in connection with the original issuance of the Series A Senior Preferred Stock) ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Closing Date, one of whom must be unaffiliated with (and independent of) the Preferred Equityholders and who must meet the definition of “independent” under the listing standards of the New York Stock Exchange ("NYSE"), and by the SEC; and (b) all such designee directors of the Preferred Equityholders will be subject to consideration by the Board (acting in good faith and consistent with their review of other Board candidates). As of September 30, 2024, the Preferred Equityholders have appointed four directors to the Board.
Prior to the closing of the 2023 Debt Restructuring, because the Series A Senior Preferred Stock is classified as mezzanine equity and was not considered redeemable or probable of becoming redeemable, the paid-in-kind dividends that were added to the stated value did not impact the carrying value of the Series A Senior Preferred Stock in the Company’s unaudited condensed consolidated balance sheets. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Company determined that redemption of the Series A Senior Preferred Stock is no longer solely within the control of the Company. As a result, the Company determined that the Series A Senior Preferred Stock is probable of becoming redeemable based on the accounting guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Following the 2023 Debt Restructuring, since the Series A Senior Preferred Stock is probable of becoming redeemable, the Company recognizes changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount as if redemption were to occur at the end of the reporting period. As of September 30, 2024, the redemption value of the Series A Senior Preferred Stock was $238.9 million, which is equal to 106.0% of the aggregate stated value based on the terms of the Certificate of Designation. The change in the carrying value of the Series A Senior Preferred Stock consists of paid-in-kind dividends and an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period.
Changes in the carrying value of the Series A Senior Preferred Stock during the nine months ended September 30, 2024 and the nine months ended September 30, 2023 consisted of the following (in thousands):

	September 30, 2024	September 30, 2023
Carrying value, beginning of period	$220,393	$140,340
Write off original issue discount	—	1,447
Write off issuance costs	—	2,880
Deemed dividend from discount on initial gross proceeds allocation	—	20,333
Paid-in-kind dividends recognized to carrying value	19,256	34,963
Redemption value adjustment	(777)	17,109
Carrying value, end of period	$238,872	$217,072

2022 Warrants
The Company has outstanding warrants entitling the holders thereof to purchase approximately 104,531 shares of the Company's common stock at an exercise price equal to $150.00 per share, exercisable for 5 years from the issuance of the warrants (the "Series I Warrants"); and warrants entitling holders thereof to purchase approximately 125,438 shares of the Company's common stock at an exercise price equal to $0.50 per share, exercisable for 5 years from the issuance of the warrants (the "Series II Warrants" and collectively, the "2022 Warrants"). Such number of shares of common stock purchasable and related exercise prices may be adjusted from time to time under certain scenarios as set forth in the warrant agreement, dated as of February 24, 2022, between the Company and Continental Stock Transfer & Trust Company, which relate to potential changes in the Company's capital structure. The 2022 Warrants are classified as equity instruments. There were no 2022 Warrants exercised during the nine months ended September 30, 2024.
Class A common stock
The Company is authorized to issue 470.0 million shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At September 30, 2024, there were 4.5 million shares of Class A common stock issued and 4.2 million shares outstanding.
As of September 30, 2024, shares of Class A common stock reserved for potential future issuance, on an as-if converted basis, were as follows (in thousands):

September 30, 2024
2L Notes(1)	11,275
Shares available for grant under the 2021 Plan	969
2021 Plan share-based awards outstanding	4,355
Earnout Shares reserved(2)	300
2022 Warrant shares reserved	230
IPO Warrant shares reserved(2)	197
Vesting Shares reserved(2, 3)	173
Restricted shares(3)	4
Total shares of common stock reserved	17,503
(1) Calculated based on the principal amount of 2L Notes and Conversion Price of $12.50 per share. This figure differs from the contractual Voting Rights Conversion Price of $12.87 as outlined in Note 8 - Borrowings.
(2) These share-based instruments are classified as liabilities and recorded at fair value in other non-current liabilities in the Company's condensed consolidated balance sheets. These instruments are defined in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2024.
(3) Represents shares of Class A common stock legally issued, but not outstanding, as of September 30, 2024.
Treasury stock
During the nine months ended September 30, 2024, the Company net settled 83,445 shares of its Class A common stock related to employee tax withholding obligations associated with the Company's share-based compensation program. These shares are reflected at cost as treasury stock in the unaudited condensed consolidated financial statements. As of September 30, 2024, there were 90,239 shares of treasury stock totaling $0.7 million recognized in the unaudited condensed consolidated balance sheets.

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
As of September 30, 2024 and December 31, 2023, respectively, the recorded values of cash, cash equivalents and restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these items.
Fair value measurement of debt
Revolving Loans
The Company's Revolving Loans are Level 2 fair value measures which have a variable interest rate structure that resets on a frequent short-term basis and, as of September 30, 2024, the recorded amounts approximate fair value.
Senior Secured Term Loan
The Company estimates the fair value of its Senior Secured Term Loan using a Discounted Cash Flow Model. The Discounted Cash Flow Model utilizes observable and unobservable Level 3 inputs, such as SOFR forward rates and an estimated yield. As of September 30, 2024, the carrying amount and estimated fair value of the Senior Secured Term Loan was approximately $397.2 million and $380.2 million, respectively. As of December 31, 2023, the carrying amount and estimated fair value of the Senior Secured Term Loan was approximately $395.1 million and $369.0 million, respectively.
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

The key inputs into the Bond Plus Call Model used to estimate the fair value of the 2L Notes were as follows as of September 30, 2024 and December 31, 2023:

	2L Notes
	September 30, 2024	December 31, 2023
Risk-free interest rate	3.5%	3.8%
Volatility	45.0%	45.0%
Selected yield	19.5%	20.5%
Expected term (years)	4.0	4.7
Share price	$6.10	$6.14
The following table presents the changes in the fair value of the 2L Notes that is recognized in change in fair value of 2L Notes in the unaudited condensed consolidated statements of operations for the periods indicated below (in thousands). None of the change in fair value is attributable to instrument-specific credit risk:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Fair value, beginning of period (1)	$89,997	$96,933	$79,472	$103,943
2L Notes issued during the period	—	—	25,000	—
De-recognition of original issuance discount (2)	—	—	(3,450)	—
Increase (decrease) in fair value (1)	18,765	(1,485)	7,740	(8,495)
Fair value, end of period	$108,762	$95,448	$108,762	$95,448
(1) For the nine months ended September 30, 2023, amounts represent changes in fair value since the Closing Date, which is when the 2L Notes were issued.
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

The following table presents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

Cash Flow Hedges
Balance as of December 31, 2023	$406
Reclassification to interest expense, net	(140)
Balance as of March 31, 2024	266
Reclassification to interest expense, net	(118)
Balance as of June 30, 2024	148
Reclassification to interest expense, net	(85)
Balance as of September 30, 2024	$63

Balance as of December 31, 2022	$4,899
Unrealized loss recognized in other comprehensive income before reclassifications	(99)
Reclassification to interest expense, net	(3,357)
Balance as of March 31, 2023	1,443
Unrealized gain recognized in other comprehensive income before reclassifications	798
Reclassification to interest expense, net	(1,648)
Balance as of June 30, 2023	593
Unrealized gain recognized in other comprehensive income before reclassifications	102
Reclassification to interest expense, net	(145)
Balance as of September 30, 2023	$550
For the three months ended September 30, 2024, the change in fair value of the Company's non-designated cash flow hedge was a loss of $0.2 million. For the nine months ended September 30, 2024, the change in fair value of the Company's non-designated cash flow hedge was a gain of $0.3 million. For the three and nine months ended September 30, 2023, the change in fair value of the Company's non-designated cash flow hedge was a gain of $0.1 million.
The following table presents the fair value of derivative assets and liabilities within the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as cash flow hedging instruments:
Other current assets	—	—	$33	—
Accrued expenses and other liabilities	—	$132	—	—
Other non-current liabilities	—	—	—	$62

Note 12. Income Taxes
The effective tax rate and income tax benefit for the three months ended September 30, 2024 were 0.4% and $0.1 million, compared to an effective tax rate and income tax expense of (0.9)% and $0.1 million for the three months ended September 30, 2023. The effective tax rate and income tax benefit for the nine months ended September 30, 2024 were 0.6% and $0.3 million, compared to an effective tax rate and income tax expense of (0.5)% and $0.3 million for the nine months ended September 30, 2023.
The effective tax rate for the three and nine months ended September 30, 2024 was estimated based on full-year 2024 forecast. The estimated effective tax rate was different than the statutory rate primarily due to the recognition of valuation allowances against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain. The estimated effective tax rate applicable to year-to-date losses as adjusted for discrete items including nontaxable fair value adjustments related to liability-classified share-based instruments, resulted in a tax benefit of $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.
The effective tax rate for the three and nine months ended September 30, 2023 was estimated based on full-year 2023 forecast. The estimated effective tax rate was different than the statutory rate primarily due to the recognition of valuation allowances against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain. The estimated effective tax rate applicable to year-to-date losses as adjusted for discrete items including nontaxable fair value adjustments related to liability-classified share-based instruments, resulted in a tax expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.
In evaluating the Company's ability to recover deferred income tax assets, all available positive and negative evidence is considered, including scheduled reversal of deferred tax liabilities, operating results and forecasts of future taxable income in each of the jurisdictions in which the Company operates. As of September 30, 2024, the Company determined that a significant portion of its federal and state net operating loss carryforwards with definite and certain indefinite carryforward periods and certain deferred tax assets are not more likely than not to be realized based on the weight of available evidence. As a result, the Company recorded valuation allowances against tax benefits related to its current year losses.
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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Lease cost
Operating lease cost (1)	$16,412	$16,671	$49,670	$50,034
Variable lease cost (2)	5,353	5,647	15,883	16,477
Total lease cost (3)	$21,765	$22,318	$65,553	$66,511
(1) Includes ROU asset impairment charges for the three and nine months ended September 30, 2024, which are immaterial.
(2) Includes short term lease costs, which are immaterial.
(3) Total lease cost does not include sublease income. Sublease income for the three and nine months ended September 30, 2024 primarily relates to the sublease of the Company's executive offices effective January 1, 2024, and is immaterial. Sublease income for the three and nine months ended September 30, 2023 primarily relates to subleases of certain clinic facilities to third parties, and is immaterial.
The Company leases its executive offices under an operating lease expiring in December 2032. In December 2023, the Company entered into an agreement to sublease a portion of the office space effective on January 1, 2024 and the entire office space effective on January 1, 2025. The Company recognized initial broker commissions costs related to executing the sublease in other non-current assets and accrued expenses and other liabilities in the Company's unaudited condensed consolidated balance sheets, which are immaterial. The costs will amortize ratably over the sublease term in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. The Company entered into a lease agreement for its new corporate office which has not yet commenced as of September 30, 2024.
During the nine months ended September 30, 2024 and 2023, the Company modified the lease terms for a significant number of its real estate leases, primarily related to lease term extensions and renewals in the normal course of business. Modifications during the nine months ended September 30, 2024 and 2023 contributed an increase to the Company’s operating lease ROU assets and operating lease liabilities of approximately $23.9 million and $10.0 million, respectively.
Other supplemental quantitative disclosures were as follows for the periods indicated below (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,900	$48,466
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,689	$6,831

Average lease terms and discount rates as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	5.0 years	5.4 years
Weighted-average discount rate:
Operating leases	8.5%	7.4%
Estimated undiscounted future lease payments under non-cancellable operating leases, along with a reconciliation of the undiscounted cash flows to operating lease liabilities, respectively, at September 30, 2024 were as follows (in thousands):

Year	Amount
2024 (remainder of year)	$17,605
2025	64,291
2026	56,444
2027	44,599
2028	32,857
Thereafter	59,457
Total undiscounted future cash flows	275,253
Less: Imputed Interest	(52,692)
Present value of future cash flows	$222,561
Presentation on Balance Sheet:
Current	$50,452
Non-current	$172,109
Note 14. Commitments and Contingencies
The Company has contractual commitments that are not required to be recognized in the unaudited condensed consolidated financial statements related to cloud computing, networking technology and telecommunications services agreements. As of September 30, 2024, minimum amounts due under these agreements are approximately $25.7 million through May of 2029 subject to customary business terms and conditions.
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

Global settlement of the Federal Securities, Delaware, and Federal Derivative Litigations
The parties to the foregoing litigations reached agreement to resolve all four cases. The parties agreed to settle all of the putative class (or direct) claims and all of the derivative claims in these actions for $26.5 million, in the aggregate (to be paid entirely by insurance), which received preliminary approval from the court in the Federal Securities Litigation on May 21, 2024, and from the court in the Federal Derivative Litigation on June 11, 2024. A final approval hearing was held on September 24, 2024, and the settlements were finally approved. The appeals period expired 30 days later, and the settlement funds may now be disbursed in accordance with the terms of the stipulation. A portion of the proceeds that the Company received in connection with the settlement of the derivative claims is being used to fund in part, the settlement of the putative class claims. Approximately $5.0 million in legal fees related to the settlement were disbursed following court approval in September. As a result, the Company has recorded, in the aggregate, an estimated liability of $21.5 million related to the settlements, which is included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets as of September 30, 2024, and a corresponding insurance recovery receivable of $21.5 million, which is included in insurance recovery receivable in the unaudited condensed consolidated balance sheets as of September 30, 2024. As of December 31, 2023, the Company previously recorded an estimated liability of $20.0 million and a corresponding insurance recovery receivable of $20.0 million related to these matters.
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
During the third quarter of 2023, the Company began receiving insurance reimbursements for legal costs incurred related to the stockholder class action complaint and stockholder derivative complaint previously disclosed. The Company received $2.6 million in cash reimbursements during the nine months ended September 30, 2024, and recognized $1.5 million of legal cost insurance reimbursements which is included as an offset to selling, general and administrative expenses in its unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024.
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
Note 15. Loss per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the impact of securities that would have a dilutive effect on basic loss per share, if any. For the three and nine months ended September 30, 2024 and 2023, shares of Series A Senior Preferred Stock are treated as participating securities and therefore are included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if the earnings for the year had been distributed. For the three and nine months ended September 30, 2024 and 2023, the loss available to common stockholders is increased by the amount of the cumulative dividend and any redemption value adjustments for the Series A Senior Preferred Stock. As discussed in Note 8 - Borrowings, the Series B Preferred Stock are non-economic and represent voting rights only and, therefore, are not considered in the calculation of basic or diluted loss per share.

The calculation of both basic and diluted loss per share for the periods indicated below was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Basic and diluted loss per share:
Net loss	$(32,869)	$(14,611)	$(48,944)	$(61,570)
Less: Net income attributable to non-controlling interests	945	586	3,256	2,602
Less: Series A Senior Preferred redemption value adjustments(1)	398	(2,927)	(777)	41,769
Less: Series A Senior Preferred cumulative dividend	6,634	6,075	19,256	17,087
Loss available to common stockholders	$(40,846)	$(18,345)	$(70,679)	$(123,028)

Weighted average shares outstanding(2)	4,355	4,154	4,294	4,125

Basic and diluted loss per share	$(9.38)	$(4.42)	$(16.46)	$(29.83)
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
(2) Included within weighted average shares outstanding are common shares issuable upon the exercise of the Series II Warrants, as the Series II Warrants are exercisable at any time for nominal consideration. As such, the shares are considered to be outstanding for the purpose of calculating basic and diluted loss per share.

For the periods presented, basic and diluted loss per share were equal. The following number of shares issuable related to outstanding securities could potentially dilute earnings per share in the future (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
2L Notes(1)	11,275	8,454	11,275	8,454
Series I Warrants	105	105	105	105
IPO Warrants	197	197	197	197
Restricted shares(2)	4	6	4	6
Stock options	3,900	101	3,900	101
RSUs	455	764	455	764
RSAs	—	2	—	2
Total	15,936	9,629	15,936	9,629
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
Note 16. Subsequent Events
On October 2, 2024, the Company entered into the Second Amendment to Note Purchase Agreement, pursuant to which the Company issued $10.5 million of Second Lien Loans. The Second Lien Loans will mature on August 24, 2028 and will bear interest at a rate of 17.0% per annum, payable quarterly in-kind in the form of additional Second Lien Loans. The Second Lien Loans are not convertible into common stock of the Company and were not issued with Series B Preferred Stock.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of ATI Physical Therapy, Inc. and its subsidiaries (herein referred to as “we,” ”us,” “our,” "the Company," "ATI," "ATIP," or "the Parent") should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.
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
Certain amounts in this Management's Discussion and Analysis may not add due to rounding. All percentages have been calculated using unrounded amounts for the three and nine months ended September 30, 2024 and 2023.
All dollar amounts are presented in thousands, unless indicated otherwise.
Company Overview
We are a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 874 clinics located in 24 states (as well as 16 clinics under management service agreements) as of September 30, 2024. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
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

Trends and Factors Affecting the Company’s Future Performance and Comparability of Results
Through the third quarter of 2024, we observed the following trends in our operations:
•Improved patient visit volumes relative to the comparative year-to-date period in 2023, primarily driven by higher clinician staffing.
•Stabilization in retention, continuing the trend observed in 2023, in what has been a tight labor market for available physical therapy and other healthcare providers in the workforce. The tight labor market has contributed to competition in hiring, attrition, clinical staffing level challenges, continued elevated use of contract labor and wage inflation in the physical therapy industry and at ATI.
•Improvement in rate per visit relative to the comparative year-to-date period in 2023 primarily driven by favorable payor contracting and favorable service mix shifts, partially offset by rate headwinds including unfavorable state mix shifts and Medicare rate cuts that became effective on January 1, 2024 and were partially mitigated beginning March 9, 2024.
Our ability to achieve our business plan depends upon a number of factors, including, but not limited to, the success of a number of continued steps being taken in an effort to increase clinical staffing levels, improve and sustain higher clinician productivity, control costs and capital expenditures, increase visit volumes and referrals, stabilize and improve rate per visit and obtain additional liquidity.
The Company has focused on attempting to increase its clinical staffing levels by hiring clinicians, optimizing clinician hours based on available workforce and attempting to reduce levels of clinician attrition that were elevated in recent years. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform, which has increased our expectations for labor costs. Attrition levels continued to improve throughout 2024. While the Company has observed improvement in hiring and attrition levels since implementing these actions, the Company continues to monitor hiring and retention risk due to a continued tight labor market for available physical therapy and other healthcare providers in the workforce which may impede our progress toward increasing visit volumes. In an effort to drive more volume and VPD (as defined below), in addition to focusing on clinical staffing levels and clinician productivity, we are working to establish relationships with new referral sources and strengthen relationships with our partner providers and existing referral sources across our geographic footprint.
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
Q3-24

Net patient revenue ("NPR") per visit
The Company calculates net patient revenue per visit, its most significant reimbursement metric, by dividing net patient revenue in a period by total patient visits in the same period.

Clinics
To better understand geographical and location-based trends, the Company evaluates metrics based on the 874 clinics and 16 managed clinic locations as of September 30, 2024. De novo clinics represent organic new clinics opened during the current period based on sophisticated site selection analytics. Acqui-novo clinics represent new clinics opened during the current period, that were existing clinic operations not previously owned by the Company, in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. Acquired clinics represent new clinics from purchases of physical therapy practices. Same clinic revenue growth rate identifies revenue growth year over year on clinics that have been owned and operating for over one year. This metric is determined by isolating the population of clinics that have been open for at least 12 months and calculating the percentage change in revenue of this population between the current and prior comparable periods.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Number of clinics (end of period)	874	900	874	900
Number of clinics managed (end of period)	16	18	16	18
New clinics during the period	5	3	5	13
Business days	64	63	192	191
Average visits per day	24,860	23,435	24,539	23,181
Average visits per day per clinic	28.3	25.9	27.8	25.4
Total patient visits	1,591,008	1,476,432	4,711,487	4,427,649
Net patient revenue per visit	$109.83	$109.90	$108.86	$106.14
Same clinic revenue growth rate	8.3%	15.8%	9.8%	10.3%
The following table provides a rollforward of activity related to the number of clinics during the corresponding periods:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Number of clinics (beginning of period)	878	911	896	923
Add: New clinics opened during the period	5	3	5	13
Less: Clinics closed/sold during the period	9	14	27	36
Number of clinics (end of period)	874	900	874	900

Results of Operations
Three months ended September 30, 2024 compared to three months ended September 30, 2023
The following table summarizes the Company’s consolidated results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30, 2024		September 30, 2023		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$174,733	92.0%	$162,258	91.4%	$12,475	7.7%
Other revenue	15,254	8.0%	15,197	8.6%	57	0.4%
Net revenue	189,987	100.0%	177,455	100.0%	12,532	7.1%
Cost of services:
Salaries and related costs	105,571	55.6%	97,089	54.7%	8,482	8.7%
Rent, clinic supplies, contract labor and other	54,488	28.7%	52,699	29.7%	1,789	3.4%
Provision for doubtful accounts	4,913	2.6%	3,346	1.9%	1,567	46.8%
Total cost of services	164,972	86.8%	153,134	86.3%	11,838	7.7%
Selling, general and administrative expenses	23,772	12.5%	25,085	14.1%	(1,313)	(5.2)%
Long-lived asset impairment charges	114	0.1%	—	—%	114	n/m
Operating income (loss)	1,129	0.6%	(764)	(0.4)%	1,893	(247.8)%
Change in fair value of 2L Notes	18,765	9.9%	(1,485)	(0.8)%	20,250	(1363.6)%
Change in fair value of warrant liability and contingent common shares liability	235	0.1%	(394)	(0.2)%	629	(159.6)%
Interest expense, net	14,746	7.8%	15,478	8.7%	(732)	(4.7)%
Other expense, net	380	0.2%	117	0.1%	263	224.8%
Loss before taxes	(32,997)	(17.4)%	(14,480)	(8.2)%	(18,517)	127.9%
Income tax (benefit) expense	(128)	(0.1)%	131	0.1%	(259)	(197.7)%
Net loss	$(32,869)	(17.3)%	$(14,611)	(8.2)%	$(18,258)	125.0%
Net patient revenue. Net patient revenue for the three months ended September 30, 2024 was $174.7 million compared to $162.3 million for the three months ended September 30, 2023, an increase of approximately $12.5 million or 7.7%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician staffing and higher clinician productivity as well as one more business day in the current period. Total patient visits increased by approximately 0.1 million visits, or 7.8%, driving an increase in average VPD of 1,425, or 6.1%. Net patient revenue per visit remained relatively consistent year over year, decreasing $0.07, or 0.1%, to $109.83 for the three months ended September 30, 2024 compared to $109.90 for the three months ended September 30, 2023.

The following chart reflects additional detail with respect to drivers of the change in quarter-to-date net patient revenue (in millions):

$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$162.3
$9.9
$—
$2.5
$174.7
2023 Q3 Net patient revenue
Volume
NPR per visit
One more business day
2024 Q3 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the three months ended September 30, 2024 was $15.3 million compared to $15.2 million for the three months ended September 30, 2023, an increase of $0.1 million or 0.4%. Other revenue remained relatively consistent year over year.
Salaries and related costs. Salaries and related costs for the three months ended September 30, 2024 were $105.6 million compared to $97.1 million for the three months ended September 30, 2023, an increase of $8.5 million or 8.7%. Salaries and related costs as a percentage of net revenue was 55.6% and 54.7% for the three months ended September 30, 2024 and 2023, respectively. The increase of $8.5 million was primarily driven by higher compensation due to higher clinician and support staffing and wage inflation. The increase as a percentage of net revenue was primarily driven by higher compensation, partially offset by higher net revenue and higher clinician productivity during the three months ended September 30, 2024.
Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the three months ended September 30, 2024 were $54.5 million compared to $52.7 million for the three months ended September 30, 2023, an increase of approximately $1.8 million or 3.4%. Rent, clinic supplies, contract labor and other costs as a percentage of net revenue was 28.7% and 29.7% for the three months ended September 30, 2024 and 2023, respectively. The increase of $1.8 million was primarily driven by higher contract labor and third-party services costs during the three months ended September 30, 2024, and the decrease as a percentage of net revenue was primarily driven by higher net revenue, partially offset by higher contract labor and third-party services costs for the three months ended September 30, 2024.

Provision for doubtful accounts. Provision for doubtful accounts for the three months ended September 30, 2024 was $4.9 million compared to $3.3 million for the three months ended September 30, 2023, an increase of $1.6 million or 46.8%. Provision for doubtful accounts as a percentage of net revenue was 2.6% and 1.9% for the three months ended September 30, 2024 and 2023, respectively. The increase of $1.6 million and increase as a percentage of net revenue was primarily driven by very favorable cash collections during 2023 and returning to normal levels during the three months ended September 30, 2024.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2024 were $23.8 million compared to $25.1 million for the three months ended September 30, 2023, a decrease of $1.3 million or 5.2%. Selling, general and administrative expenses as a percentage of net revenue was 12.5% and 14.1% for the three months ended September 30, 2024 and 2023, respectively. The decrease of $1.3 million was primarily due to lower corporate insurance and other third-party services costs. The decrease as a percentage of net revenue was primarily driven by decreased costs related to the items noted above, as well as the impact of higher net revenue during the three months ended September 30, 2024.
Long-lived asset impairment charges. Long-lived asset impairment charges during the three months ended September 30, 2024 was $0.1 million. The amount relates to the non-cash write-down of long-lived assets during the three months ended September 30, 2024.
Change in fair value of 2L Notes. Change in fair value of 2L Notes (as defined below) for the three months ended September 30, 2024 and 2023 was a loss of $18.8 million and a gain of $1.5 million, respectively. The loss relates to the increase in the estimated fair value of the Company's 2L Notes primarily driven by increases in the Company's share price and decreases in interest rates during the three months ended September 30, 2024. The gain relates to the decrease in the estimated fair value of the Company's 2L Notes primarily driven by decreases in the Company's share price during three months ended September 30, 2023.
Change in fair value of warrant liability and contingent common shares liability. Change in fair value of warrant liability and contingent common shares liability for the three months ended September 30, 2024 was a loss of $0.2 million compared to a gain of $0.4 million for the three months ended September 30, 2023. The loss relates to the increase in the estimated fair value of the Company's IPO Warrants, Earnout Shares and Vesting Shares, primarily driven by increases in the Company's share price during the three months ended September 30, 2024. The gain relates to the decrease in the estimated fair value of the Company’s IPO Warrants, Earnout Shares and Vesting Shares, primarily driven by decreases in the Company's share price during the three months ended September 30, 2023.
Interest expense, net. Interest expense, net for the three months ended September 30, 2024 was $14.7 million compared to $15.5 million for the three months ended September 30, 2023, a decrease of approximately $0.7 million or 4.7%. The decrease in interest expense was primarily driven by lower interest rates under the Company's 2022 Credit Agreement (as defined below), partially offset by higher outstanding principal balances on the Company's Senior Secured Term Loan and Revolving Loans (each as defined below) during the three months ended September 30, 2024.
Other expense, net. Other expense, net for the three months ended September 30, 2024 was $0.4 million compared to $0.1 million for the three months ended September 30, 2023, an increase of approximately $0.3 million. The increase was driven by $0.3 million in higher loss on the change in fair value of the Company's non-designated derivative instrument during the three months ended September 30, 2024.

Income tax (benefit) expense. Income tax benefit for the three months ended September 30, 2024 was $0.1 million compared to expense of $0.1 million for the three months ended September 30, 2023, a decrease in expense of approximately $0.3 million. The decrease was primarily driven by the difference in the effective tax rate and the difference in loss before taxes for the respective periods. During the three months ended September 30, 2024 and 2023 valuation allowances were recognized against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain.
Net loss. Net loss for the three months ended September 30, 2024 was $32.9 million compared to $14.6 million for the three months ended September 30, 2023, an increase in loss of approximately $18.3 million. The comparatively higher loss was primarily driven by the higher loss on the change in fair value of 2L Notes, partially offset by margin on higher revenues and lower corporate costs during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
The following table summarizes the Company’s consolidated results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024		September 30, 2023		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$512,895	91.7%	$469,950	90.9%	$42,945	9.1%
Other revenue	46,676	8.3%	46,774	9.1%	(98)	(0.2)%
Net revenue	559,571	100.0%	516,724	100.0%	42,847	8.3%
Cost of services:
Salaries and related costs	307,440	54.9%	283,119	54.8%	24,321	8.6%
Rent, clinic supplies, contract labor and other	162,917	29.1%	156,014	30.2%	6,903	4.4%
Provision for doubtful accounts	12,329	2.2%	9,831	1.9%	2,498	25.4%
Total cost of services	482,686	86.3%	448,964	86.9%	33,722	7.5%
Selling, general and administrative expenses	73,056	13.1%	92,253	17.9%	(19,197)	(20.8)%
Long-lived asset impairment charges	852	0.2%	—	—%	852	n/m
Operating income (loss)	2,977	0.5%	(24,493)	(4.7)%	27,470	(112.2)%
Change in fair value of 2L Notes	7,740	1.4%	(8,495)	(1.6)%	16,235	(191.1)%
Change in fair value of warrant liability and contingent common shares liability	(16)	—%	(1,895)	(0.4)%	1,879	(99.2)%
Interest expense, net	44,125	7.9%	46,096	8.9%	(1,971)	(4.3)%
Other expense, net	347	0.1%	1,089	0.2%	(742)	(68.1)%
Loss before taxes	(49,219)	(8.8)%	(61,288)	(11.9)%	12,069	(19.7)%
Income tax (benefit) expense	(275)	—%	282	0.1%	(557)	(197.5)%
Net loss	$(48,944)	(8.7)%	$(61,570)	(11.9)%	$12,626	(20.5)%
Net patient revenue. Net patient revenue for the nine months ended September 30, 2024 was $512.9 million compared to $470.0 million for the nine months ended September 30, 2023, an increase of approximately $42.9 million or 9.1%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician staffing, favorable net patient revenue per visit in the current period and one more business day in the current period. Total patient visits increased by approximately 0.3 million visits, or 6.4%, driving an increase in average VPD of 1,358, or 5.9%. Net patient revenue per visit increased $2.72, or 2.6%, to $108.86 for the nine months ended September 30, 2024 compared to $106.14 for the nine months ended September 30, 2023. The increase in net patient revenue per visit during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by favorable payor contracting, favorable service mix shifts and certain favorable adjustments to transaction price based on collections experience, partially offset by unfavorable state mix shifts and Medicare rate cuts that became effective on January 1, 2024 and were partially mitigated beginning March 9, 2024.

The following chart reflects additional detail with respect to drivers of the change in year-to-date net patient revenue (in millions):

$550.0
$500.0
$450.0
$400.0
$350.0
$300.0
$470.0
$30.1
$10.3
$2.5
$512.9
2023 Q3 Net patient revenue
Volume
NPR per visit
One more business day
2024 Q3 Net patient revenue
Increase
Decrease
Total

Other revenue. Other revenue for the nine months ended September 30, 2024 was $46.7 million compared to $46.8 million for the nine months ended September 30, 2023, a decrease of $0.1 million or 0.2%. Other revenue remained relatively consistent year over year.
Salaries and related costs. Salaries and related costs for the nine months ended September 30, 2024 were $307.4 million compared to $283.1 million for the nine months ended September 30, 2023, an increase of approximately $24.3 million or 8.6%. Salaries and related costs as a percentage of net revenue remained relatively consistent at 54.9% and 54.8% for the nine months ended September 30, 2024 and 2023, respectively. The increase of $24.3 million was primarily driven by higher compensation due to higher number of clinicians and support staff and wage inflation.
Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the nine months ended September 30, 2024 were $162.9 million compared to $156.0 million for the nine months ended September 30, 2023, an increase of approximately $6.9 million or 4.4%. Rent, clinic supplies, contract labor and other costs as a percentage of net revenue was 29.1% and 30.2% for the nine months ended September 30, 2024 and 2023, respectively. The increase of $6.9 million was primarily driven by higher contract labor and third-party services costs during the nine months ended September 30, 2024, and the decrease as a percentage of net revenue was primarily driven by higher net revenue, partially offset by higher contract labor and third-party services costs during the nine months ended September 30, 2024.
Provision for doubtful accounts. Provision for doubtful accounts for the nine months ended September 30, 2024 was $12.3 million compared to $9.8 million for the nine months ended September 30, 2023, an increase of $2.5 million or 25.4%. Provision for doubtful accounts as a percentage of net revenue was 2.2% and 1.9% for the nine months ended September 30, 2024 and 2023, respectively. The increase of $2.5 million was primarily driven by very favorable cash collections during 2023 and returning to normal levels during the nine months ended September 30, 2024 and higher revenue associated with higher visit volumes. The increase as a percentage of net revenue was primarily driven by very favorable cash collections during 2023 and returning to normal levels during the nine months ended September 30, 2024.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2024 were $73.1 million compared to $92.3 million for the nine months ended September 30, 2023, a decrease of $19.2 million or 20.8%. Selling, general and administrative expenses as a percentage of net revenue was 13.1% and 17.9% for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $19.2 million was primarily due to lower debt and capital transaction costs, lower non-ordinary legal and regulatory costs and lower corporate insurance costs, partially offset by lower legal cost insurance reimbursements during the nine months ended September 30, 2024. The decrease as a percentage of net revenue was primarily driven by decreased costs related to the items noted above, as well as the impact of higher net revenue during the nine months ended September 30, 2024.
Long-lived asset impairment charges. Long-lived asset impairment charges for the nine months ended September 30, 2024 was $0.9 million. The amount relates to the non-cash write-down of long-lived assets during the nine months ended September 30, 2024.
Change in fair value of 2L Notes. Change in fair value of 2L Notes for the nine months ended September 30, 2024 and 2023 was a loss of $7.7 million and a gain of $8.5 million, respectively. The loss relates to the increase in the estimated fair value of the Company's 2L Notes primarily driven by increases in the outstanding principal amount of 2L Notes and decreases in interest rates during the nine months ended September 30, 2024. The gain relates to the decrease in the estimated fair value of the Company's 2L Notes primarily driven by decreases in the Company's share price during the nine months ended September 30, 2023.
Change in fair value of warrant liability and contingent common shares liability. Change in fair value of warrant liability and contingent common shares liability was nominal for the nine months ended September 30, 2024 compared to a gain of $1.9 million for the nine months ended September 30, 2023. The gain in 2023 relates to the decrease in the estimated fair value of the Company’s IPO Warrants, Earnout Shares and Vesting Shares, primarily driven by decreases in the Company's share price during the nine months ended September 30, 2023.
Interest expense, net. Interest expense, net for the nine months ended September 30, 2024 was $44.1 million compared to $46.1 million for the nine months ended September 30, 2023, a decrease of approximately $2.0 million or 4.3%. The decrease in interest expense was primarily driven by lower outstanding principal balances on the Company's Senior Secured Term Loan and lower interest rates under the Company's 2022 Credit Agreement, partially offset by lower cash flow hedge benefits recognized during the nine months ended September 30, 2024.
Other expense, net. Other expense, net for the nine months ended September 30, 2024 was $0.3 million compared to $1.1 million for the nine months ended September 30, 2023, a decrease in expense of approximately $0.7 million. The decrease was primarily driven by $0.4 million in loss on debt extinguishment related to the 2023 Debt Restructuring not recurring in 2024 and $0.2 million in higher gain on the change in fair value of the Company's non-designated derivative instrument during the nine months ended September 30, 2024.
Income tax (benefit) expense. Income tax benefit for the nine months ended September 30, 2024 was approximately $0.3 million compared to income tax expense of $0.3 million for the nine months ended September 30, 2023, a decrease in expense of approximately $0.6 million. The decrease was primarily driven by the difference in the effective tax rate and the difference in loss before taxes for the respective periods. During the nine months ended September 30, 2024 and 2023, valuation allowances were recognized against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain.

Net loss. Net loss for the nine months ended September 30, 2024 was $48.9 million compared to $61.6 million for the nine months ended September 30, 2023, a decrease in loss of approximately $12.6 million. The comparatively lower loss was primarily driven by margin on higher revenues and lower corporate costs, partially offset by a higher loss on the change in fair value of 2L Notes during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Non-GAAP Financial Measures
The following table reconciles the supplemental non-GAAP financial measures, as defined under the rules of the U.S. Securities and Exchange Commission ("SEC"), presented herein to the most directly comparable financial measures calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA are defined as net income (loss) from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”) and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, long-lived asset impairment charges, change in fair value of 2L Notes, changes in fair value of warrant liability and contingent common shares liability, share-based compensation, non-ordinary legal and regulatory matters, transaction costs, change in fair value of non-designated derivative instrument, legal cost insurance reimbursements, non-recurring labor related credits, pre-opening de novo costs, and reorganization and severance costs (“Adjusted EBITDA”).
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

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss	$(32,869)	$(14,611)	$(48,944)	$(61,570)
Plus (minus):
Net income attributable to non-controlling interests	(945)	(586)	(3,256)	(2,602)
Interest expense, net	14,746	15,478	44,125	46,096
Income tax (benefit) expense	(128)	131	(275)	282
Depreciation and amortization expense	8,535	9,154	25,561	27,929
EBITDA	$(10,661)	$9,566	$17,211	$10,135
Long-lived asset impairment charges(1)	114	—	852	—
Change in fair value of 2L Notes(2)	18,765	(1,485)	7,740	(8,495)
Changes in fair value of warrant liability and contingent common shares liability(3)	235	(394)	(16)	(1,895)
Share-based compensation(4)	2,281	2,286	6,583	6,519
Non-ordinary legal and regulatory matters(5)	1,172	3,559	4,203	7,083
Transaction costs(6)	228	215	392	14,337
Change in fair value of non-designated derivative instrument(7)	203	(67)	(291)	(67)
Legal cost insurance reimbursements(8)	(192)	(4,274)	(1,487)	(4,274)
Non-recurring labor related credits(9)	—	—	—	(702)
Loss on debt extinguishment(10)	—	—	—	444
Pre-opening de novo costs(11)	—	23	—	342
Reorganization and severance costs(12)	—	—	—	130
Adjusted EBITDA	$12,145	$9,429	$35,187	$23,557
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
(8)Represents insurance reimbursements for legal costs incurred related to the previously disclosed ATIP stockholder class action complaints and derivative complaint. Refer to Note 14 of the accompanying unaudited condensed consolidated financial statements for further details.
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
As of September 30, 2024 and December 31, 2023, we had $23.5 million and $36.8 million in cash and cash equivalents, respectively. As of September 30, 2024, we had no available capacity under our revolving credit facility.
During the nine months ended September 30, 2024, the Company issued an additional $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right (as defined in Note 8), which are subject to the same terms as the convertible 2L Notes and associated shares of Series B Preferred Stock (the "Series B Preferred Stock") allowing for voting rights on an as-converted basis prior to conversion.
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
For the nine months ended September 30, 2024, we had operating cash outflows of $31.4 million driven by items including net losses and payments related to interest expense and operating lease liabilities. Our ability to generate future operating cash flows depends on many factors, including clinical staffing levels and productivity, costs and capital expenditures, patient volumes, referrals, revenue reimbursement rates and revenue growth rates.

Liquidity and going concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within twelve months after the date that these unaudited condensed consolidated financial statements are issued.
As of September 30, 2024, the Company had $23.5 million in cash and cash equivalents with no available capacity under its revolving credit facility. The Company was in compliance with its minimum liquidity covenant under the 2022 Credit Agreement as of September 30, 2024.
The Company has continued to generate negative operating cash flows and net losses. For the nine months ended September 30, 2024, the Company had cash flows used in operating activities of $31.4 million and net loss of $48.9 million. These results are, in part, due to the Company's current capital structure, including cash interest costs, and the Company's pace of visit volume and operating performance at the clinic level. The Company has continued to fund cash used in operations primarily from financing activities and expects to need additional liquidity by early 2025 to continue funding working capital requirements, necessary capital expenditures as well as to be available for general corporate purposes, including interest repayments. The Company is at risk of insufficient funding to meet its obligations as they become due as well as potential non-compliance with its minimum liquidity financial covenant under its 2022 Credit Agreement. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
On June 15, 2023, the Company completed a debt restructuring transaction under its 2022 Credit Agreement including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien paid-in-kind convertible notes (the “2L Notes”) and (B) shares of Series B Preferred Stock. The Company utilized the delayed draw of $25.0 million during the nine months ended September 30, 2024.
On October 2, 2024, the Company entered into the Second Amendment to Note Purchase Agreement, pursuant to which the Company issued $10.5 million of second lien paid-in-kind notes (the "Second Lien Loans"). Refer to Note 16 - Subsequent Events in the unaudited condensed consolidated financial statements for more information about the Second Lien Loans.
The Company plans to continue its efforts to improve its operating results and cash flow through increases to clinical staffing levels, improvements in clinician productivity, increases in patient visit volumes, referrals and rate per visit and controlling costs and capital expenditures. There can be no assurance that the Company's plan will be successful in any of these respects.
Future liquidity needs are expected to require additional sources of liquidity beyond operating results. Additional liquidity sources considered include but are not limited to:
•raising additional debt and/or equity capital,
•disposal of assets, and/or
•other strategic alternatives to improve its business, results of operations and financial condition.
There can be no assurance that the Company will be successful in accessing such alternative options or financing if or when needed. Failure to do so could have a material adverse impact on the Company's business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
Management's plans have not been fully implemented and, as a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.

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
Based on the results of the cash flow tests and requirements pursuant to Accounting Standards Codification Topic 470, Debt, the Company accounted for the impacts related to amounts held by HPS Investment Partners, LLC as a modification, and the impacts related to amounts held and exchanged by Onex Credit Partners, LLC (“Onex”), Knighthead Capital Management, LLC (“Knighthead”) and Marathon Asset Management LP (“Marathon”) as an extinguishment. The Company recognized $0.4 million in loss on debt extinguishment within other expense, net in the consolidated statements of operations related to lenders treated under extinguishment accounting during the nine months ended September 30, 2023. The loss on debt extinguishment consisted of various offsetting components, including the derecognition of $4.3 million of unamortized deferred financing costs and original issue discount on the Senior Secured Term Loan and the recognition of $0.7 million of fair value premium at issuance on the 2L Notes, offset by the recognition of $2.8 million in delayed draw right assets related to the commitment provided by certain lenders and the recognition of $1.8 million of incremental original issue discount on the Senior Secured Term Loan.
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
As of September 30, 2024, the outstanding principal amount on the Senior Secured Term Loan was $410.0 million, of which $17.0 million was due to related parties and is primarily attributable to Onex. As of September 30, 2024, borrowings on the Senior Secured Term Loan bear interest, payable in cash, at 11.5%, consisting of 12-month SOFR, subject to a 1.0% floor, plus a credit spread of 7.25%.
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
As of September 30, 2024, $44.3 million in Revolving Loans were outstanding and bearing interest, payable in cash, at a weighted average rate of 8.5%, consisting of 3-month SOFR plus a credit spread of approximately 4.3%. During the nine months ended September 30, 2024, the Company repaid approximately $25.3 million in Revolving Loans and drew an additional $31.2 million in Revolving Loans.
Letters of Credit
The Company had letters of credit totaling $5.7 million and $6.5 million under the letter of credit sub-facility on the Revolving Loans as of September 30, 2024 and December 31, 2023, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.

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
As of September 30, 2024, of the 2L Notes principal outstanding and due to related parties, approximately $70.8 million, $54.7 million, $10.1 million, and $5.3 million were outstanding with Knighthead, Marathon, Onex, and Caspian Capital LP, respectively. As of December 31, 2023, of the 2L Notes principal outstanding and due to related parties, approximately $54.7 million, $43.6 million and $9.5 million were outstanding with Knighthead, Marathon, and Onex, respectively.
Refer to Note 8 - Borrowings in the unaudited condensed consolidated financial statements for further information regarding the Company's borrowings.
Series A Senior Preferred Stock
The Company has outstanding shares of non-convertible preferred stock (the "Series A Senior Preferred Stock"). The Company is authorized to issue 1.0 million shares of Series A Senior Preferred Stock per the Certificate of Designation. As of September 30, 2024, there was 165,000 shares of Series A Senior Preferred Stock issued and outstanding with a par value of $0.0001 per share. As of September 30, 2024, the redemption value of the Series A Senior Preferred Stock was $238.9 million.
Refer to Note 10 - Mezzanine and Stockholders' Equity in the unaudited condensed consolidated financial statements for further information regarding the Series A Senior Preferred Stock.

Consolidated Cash Flows
The following table presents selected data from our unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023
Net cash used in operating activities	$(31,399)	$(17,775)
Net cash used in investing activities	(8,728)	(14,636)
Net cash provided by (used in) financing activities	26,785	(30,998)
Net decrease in cash and cash equivalents	(13,342)	(63,409)
Cash and cash equivalents at beginning of period	36,802	83,139
Cash and cash equivalents at end of period	$23,460	$19,730
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net cash used in operating activities for the nine months ended September 30, 2024 was $31.4 million compared to $17.8 million for the nine months ended September 30, 2023, an increase of approximately $13.6 million. The increase was primarily the result of approximately $30.3 million higher net cash outflows from changes in current assets and current liabilities related to timing of collections and payments, as well as higher incentive compensation paid to employees during the nine months ended September 30, 2024 and $4.4 million higher cash outflows from operating leases, partially offset by margin on higher revenue with approximately $22.4 million lower net losses as adjusted for non-cash items such as long-lived asset impairment charges and changes in fair value of 2L Notes, warrant liability and contingent common shares liability during the nine months ended September 30, 2024.
Net cash used in investing activities for the nine months ended September 30, 2024 was $8.7 million compared to $14.6 million for the nine months ended September 30, 2023, a decrease of approximately $5.9 million. The decrease was driven by lower capital expenditures during the nine months ended September 30, 2024 primarily due to fewer clinic openings.
Net cash provided by financing activities for the nine months ended September 30, 2024 was $26.8 million compared to $31.0 million used for the nine months ended September 30, 2023, an increase in cash provided of approximately $57.8 million. The change was primarily driven by the issuance of $25.0 million in the form of 2L Notes under its Delayed Draw Right, $19.4 million lower repayments on Revolving Loans and $11.2 million higher proceeds on Revolving Loans during the nine months ended September 30, 2024.
Commitments and Contingencies
The Company may be subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2024, the Company recorded and maintains an accrued liability related to the outcomes of certain legal matters described in Note 14 - Commitments and Contingencies. Refer to Note 14 in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
We enter into contractual obligations and commitments from time to time in the normal course of business, primarily related to our debt financing and operating leases. Refer to Notes 8 and 13 in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information. Additionally, the Company has contractual commitments related to cloud computing and telecommunication service agreements. Refer to Note 14 in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

Off-Balance Sheet Arrangements
As of September 30, 2024 and December 31, 2023, the Company did not have any off-balance sheet arrangements.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Many of our employed therapists have contractual non-competition agreements and covenants with the Company which, under certain circumstances, limit the employee's ability to terminate their employment with the Company to perform similar services for competing organizations within a defined geography for a specified period time after such termination. The Federal Trade Commission (the "FTC") recently passed a Rule which purports to prohibit many forms of non-competition agreements with employees and, if the Rule becomes effective in its current form, also would require the Company, subject to certain exceptions, to nullify certain existing noncompetition agreements with employees. While the Rule has faced challenges in federal court, including a recent federal ruling barring enforcement of the Rule by the FTC, and is not currently effective subject to further potential legal actions, if the Rule in its current form or in a substantially similar form becomes effective, or if other federal agencies or several of the states in which the Company operates, pass or enact substantially similar or more restrictive laws or rules, the Company could suffer a loss of staff which could have a material adverse effect on operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the three months ended September 30, 2024, the Company did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
During the three months ended September 30, 2024, the Company withheld shares of our common stock in connection with employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2024	—	$—	—	—
August 1 - August 31, 2024	1,525	$6.16	—	—
September 1 - September 30, 2024	—	$—	—	—
Total	1,525	$6.16	—	—
(1) Represents shares delivered to or withheld by us in connection with employee minimum tax withholding obligations upon exercise or vesting of stock awards. No shares were purchased in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
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

Date: November 4, 2024

/s/ JOSEPH JORDAN
Joseph Jordan
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)