Form 10-K
period 2024-12-31
ATI Physical Therapy, Inc.
filed 2025-03-18
CIK 1815849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39439

ATI Physical Therapy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1408039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2001 Butterfield Road, Suite 1600
Downers Grove, IL 60515
(630) 296-2223
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Class A common stock, $0.0001 par value (1)
Redeemable Warrants, exercisable for Class A common stock at an exercise price of $575.00 per share (2)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2024, based on the closing sale price reported on the NYSE on June 30, 2024, was approximately $7.5 million.
As of February 28, 2025, there were approximately 4,411,499 shares of the registrant's common stock legally outstanding.
1 The common stock currently trades on the OTC Pink Sheets under the ticker "ATIP."
2 The warrants currently trade on the OTC Pink Sheets under the ticker "ATIPW."

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
•risks associated with liquidity, including the Company's ability to generate sufficient cash flows, together with cash on hand, to run its business, cover liquidity and capital requirements and resolve substantial doubt about the Company's ability to continue as a going concern;
•our ability to meet financial covenants as required by our 2022 Credit Agreement, as amended;
•risks related to outstanding indebtedness and preferred stock, rising interest rates and potential increases in borrowing costs, compliance with associated covenants and provisions and the potential need to seek additional or alternative debt or capital financing in the future;
•risks related to the Company's ability to access additional financing or alternative options when needed, including as a result of operating as a private company;
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

•risks associated with public health crises, epidemics and pandemics and their direct and indirect impacts or lingering effects on the business, which could lead to a decline in visit volumes and referrals;
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
•risks associated with applicable state laws regarding fee-splitting (as defined below) and professional corporation laws;

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
•impairments of goodwill and other intangible assets, which represent a significant portion of our total assets;
•our inability to maintain effective internal control over financial reporting;
•risks related to dilution of common stock ownership interests and voting interests as a result of the issuance of 2L Notes and Series B Preferred Stock; and
•risks associated with our securities trading on the OTC Pink Open Market and the termination of the registration of our common stock under Section 12(g) of the Exchange Act and the suspension of our reporting obligations under Section 15(d) of the Exchange Act (as defined below).
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

PART I

Item 1. Business
Overview
ATI Physical Therapy, Inc. and its subsidiaries (herein referred to as "we," "us," "our," "the Company" or "ATI") is a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 866 clinics located in 24 states (as well as 16 clinics under management service agreements) as of December 31, 2024. ATI Physical Therapy, Inc., was founded in 1996 under the name Assessment Technologies Inc. Fortress Value Acquisition Corp. II ("FAII" or "FVAC") was organized as a Delaware corporation in 2020 and assisted in our Company's initial public offering, upon which it was renamed to ATI Physical Therapy, Inc. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
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

Recent Developments
On December 3, 2024, the New York Stock Exchange ("NYSE") delisted the Company's Class A common stock from trading as a result of non-compliance with its requirement to maintain an average global market capitalization of at least $15.0 million over a period of 30 consecutive trading days. The Company's common stock is currently traded on the Over The Counter ("OTC") Pink Open Market under the ticker symbol "ATIP."
On December 17, 2024, the Company commenced a tender offer to purchase for cash up to 1,650,000 shares of its Class A common stock at a purchase price of $2.85 per share. The Company intended to fund the tender offer with proceeds from the issuance of $6.0 million in debt, contingent upon the satisfaction of conditions outlined in the Company's Third Amendment to Note Purchase Agreement, dated December 12, 2024. On January 16, 2025, the Company terminated the tender offer due to a condition not being satisfied and, as a result, the related debt issuance did not occur.
Effective January 10, 2025, Joseph Jordan resigned from his position as the Chief Financial Officer of the Company. Effective January 13, 2025, Scott Rundell, Vice President of Finance, has been appointed to serve as interim Chief Financial Officer of the Company.
On March 3, 2025 (the "Fourth Amendment Closing Date"), the Company entered into the Fourth Amendment to Note Purchase Agreement, pursuant to which the Company issued $26.0 million of 2L Notes (the "Fourth Amendment 2L Notes"). The Fourth Amendment 2L Notes will mature on August 24, 2028 and will bear interest at a rate of 8.0% per annum, payable quarterly in-kind in the form of additional Fourth Amendment 2L Notes. The Fourth Amendment 2L Notes are convertible into common stock of the Company at a price of $1.35 per share and were not issued with Series B Preferred Stock. Additionally, the Conversion Price for the Company's outstanding 2L Notes was adjusted to $1.35 per share, and the Voting Rights Conversion Price for the Company's outstanding Series B Preferred Stock was adjusted to $1.35 per share. Refer to Note 8 - Borrowings in the accompanying consolidated financial statements for more information.
As of the Fourth Amendment Closing Date, certain funds managed by and affiliated with Knighthead Capital Management, LLC (collectively, “Knighthead”), Marathon Asset Management, L.P. (collectively, ”Marathon”), Advent International, L.P. (collectively “Advent”), Caspian Capital LP (collectively, “Caspian”), and Onex Corporation (collectively, “Onex” and together with Knighthead, Marathon, Advent, and Caspian, the “Significant Stockholders”) collectively hold, on an as converted basis and not including outstanding warrants, 128,372,300 shares of Common Stock, representing approximately 98.6% of the issued and outstanding shares of Common Stock. The Significant Stockholders (other than Advent) also collectively hold 100% in voting power of the Company’s outstanding Series B Preferred Stock. Such holdings, if aggregated by the Significant Stockholders, may enable such stockholders to consummate a “short-form merger” pursuant to Sections 253 or 267 of the Delaware General Corporation Law (the “DGCL”) without any action by the Company’s board of directors or by the Company’s other stockholders. While the Significant Stockholders have not determined that they will (and there is no agreement or understanding among them to) consummate a short-form merger, the Significant Stockholders (other than Advent) have each agreed, for a period of 12 months following the Fourth Amendment Closing Date, not to consent to, participate in or consummate any short-form merger of the Company or any of its affiliates pursuant to Sections 253 or 267 of the DGCL unless such short-form merger is at a price per share of Common Stock no lower than $2.85 per share, except as may otherwise be approved by the Company’s board of directors.
On March 17, 2025, the Company filed a Form 15 to terminate the registration of the Company's common stock and public warrants under Section 12(g) of the Exchange Act, and suspended the Company's reporting obligations under Section 15(d) of the Exchange Act. Therefore, the Company expects this Annual Report on Form 10-K to be its last filing with the SEC until such time as the Company is required to, or otherwise elects, to make filings with the SEC pursuant to SEC rules and regulations.

Our Operating Model
We operate under a single "ATI" brand and own the operations of nearly all of our clinics, which we believe enables us to more consistently align the clinical and patient experience, align incentives across our teams, track and analyze clinical outcome data, and promote efficiency in our operations. The key components of our operating model include:
•Patients. We are highly focused on providing the best possible patient experience. In our clinics, we strive to maintain a consistently positive look, feel and experience. Additionally, we aim to deliver functional outcomes that meet or exceed national physical therapy industry outcomes across all body regions, which enables patients to return to their normal activities. We are proud of our average Net Promoter Score of 75 and our average Google Review rating of 4.9 stars across our clinics over the trailing four quarters as of December 31, 2024. We believe these metrics are indicative of our patients’ overall satisfaction with our services and the ATI brand.
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
Our Platform
Key elements of our platform include:
•Our People. Our business strategy relies on attracting, training, developing and retaining a skilled workforce. While we continue to monitor hiring and retention risk, we observed stabilization in our retention levels during 2024 and 2023 in what has been a tight labor market for available physical therapy and other healthcare providers in the workforce. We operate on a team-based approach that works to match physical therapists, physical therapy assistants and operational support specialists with patients based on acuity to ensure patients can be seen in a timely fashion and in compliance with healthcare laws and regulations and licensure requirements. Our employees' success is measured primarily by patient outcomes and customer satisfaction. We have invested in clinical and leadership development programs offering our clinical and support staff opportunities to enhance their clinical skills and take on increasing leadership responsibilities. Combined with a competitive compensation model, we strive to be an attractive employer in the physical therapy industry.
•Our Clinical Systems & Data. Our proprietary, internally developed EMR platform supports our clinical workflows and leverages our database of more than four million unique patient cases as well as peer-reviewed best practices guidelines and care protocols to maximize outcomes for our patients. Our EMR is purpose-built for physical therapy and has diagnosis-specific guidelines in place covering the majority of our patient cases. Our clinical systems and data enhance our ability to effectively manage, deliver and track patient outcomes.

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
To supplement our traditional outpatient physical therapy services, we also offer tele-physical therapy and remote therapy monitoring services. We believe that, while virtual visits will not fully replace the need for in-person treatment, our virtual therapy offerings serve as a convenient option for patients who either lack immediate access to a clinic or are looking to supplement traditional treatments. These offerings also allow us to serve patients in locations where we do not have a physical presence today.
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
•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. In November 2023, the CMS released its final 2024 Medicare Physician Fee Schedule ("MPFS"). The final fee schedule called for an approximate 3.4% reduction in the calendar year 2024 conversion factor which led to further reductions in reimbursement rates beginning in January 2024. On March 9, 2024, the Consolidated Appropriations Act (2024) was signed into law, which provided an approximate 1.7% of incremental relief to Medicare cuts for the remainder of 2024. The change in rate was not retroactive. As a result, the reimbursement rate reduction beginning on March 9, 2024 was approximately 1.7%. In November 2024, the CMS released its final 2025 MPFS. The final fee schedule called for an approximate 2.8% reduction in the calendar year 2025 conversion factor which led to further reductions in reimbursement rates beginning in 2025, unless revised or otherwise acted upon through a Congressional, executive or other federal measure.
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

We believe the principal competitive factors in the outpatient physical therapy market include the quality of care, cost of care, treatment outcomes, breadth of location and geographic convenience, breadth of patient insurance coverage accepted by clinics, brand awareness and relations with referral sources and key industry participants. We compete in our existing markets by leveraging our unified brand, advertising to increase patient awareness, utilizing sales efforts to establish new and enhance existing relationships with referral sources, applying our team-based approach to care, leveraging our proprietary EMR and data-driven operating platform and striving for high quality of care expectations. Beginning in 2019, physical therapy providers were included in the CMS Quality Payment Program and were eligible to report quality metrics for the Merit-based Incentive Payment System ("MIPS"). Since the inception of the MIPS program for physical therapy providers, we received an 'exceptional' rating every year based on the data submitted across our platform. As a result, we received quality 'bonuses' with respect to billed CMS payments beginning in 2021 and we expect to receive quality 'bonuses' with respect to 2025 billed CMS payments. We believe the 'exceptional' rating by CMS reflects our commitment to delivering a high quality of care. Additionally, in January 2025 we again achieved Credentialing Accreditation status by the National Committee for Quality Assurance. As an accredited organization, we have demonstrated that our credentialing processes are in accordance with the highest quality standards.
Clinic Fleet
We operate 866 clinics located in 24 states (as well as 16 clinics under management service agreements) as of December 31, 2024. We have historically expanded our clinic fleet by opening de novo and acqui-novo clinics and by acquiring physical therapy practices. De novo clinics represent organic new clinics based on sophisticated site selection analytics. Acqui-novo clinics represent new clinics opened that were existing clinic operations not previously owned by the Company in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. We have built proprietary methods to identify future sites in urban and suburban, high-traffic areas. By incorporating various datasets, including CMS and census data, we are able to compile a comprehensive assessment of potential new locations. Through our proprietary site-selection tools, we believe there continues to be significant whitespace opportunity within our existing states, with further opportunity available beyond our existing states. We opened 5 and 13 standalone clinics during the years ended December 31, 2024 and 2023, respectively. Our capital expenditure, acquisition, de novo and acqui-novo spend depends on many factors, including, but not limited to, the targeted number of new clinic openings, patient volumes, clinician labor market, revenue growth rates and level of operating cash flows. As a result of negative operating cash flows, net losses and liquidity constraints, the number of new clinic openings has decreased in recent years relative to historical years and may continue at lower than historical levels. As a result of these and other factors, we also closed or sold 35 and 40 clinics in 2024 and 2023, respectively, and we may continue to right size our clinic fleet through clinic closures and divestitures.
Our Employees and Human Capital Resources
Our business strategy relies on attracting, training, developing, and retaining a skilled workforce. Our clinicians are a driving force for favorable patient outcomes and are key to our success. The Company has focused on attempting to increase its clinical staffing levels by hiring clinicians, optimizing clinician hours based on available workforce and attempting to reduce levels of clinician attrition. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform. During 2024 and 2023, we observed stabilization in our retention levels in what has been a tight labor market for available physical therapy and other healthcare providers in the workforce.

We offer comprehensive Total Rewards in an effort to attract new candidates and retain existing employees. Our Total Rewards program includes, but is not limited to, incentive compensation plans, healthcare and insurance benefits, a 401(k) plan, paid time off and other work-life and wellness benefits. We have focused on adding greater efficiency and effectiveness around accountability and decision rights, remain committed to workplace safety and the health and welfare of our clinicians and patients and created leadership and development programs to support clinician career development and growth.
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
As of December 31, 2024, we had approximately 6,300 employees. This number is not inclusive of any contractors or temporary staff but does include our on-call clinicians. We do not have any employees who are represented by a labor union or are party to a collective bargaining agreement.
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
Other Regulatory Factors
Political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States, including influences from the recent Presidential administration change. Congress, state legislatures, the Presidential Administration and the private sector continue to review and assess alternative healthcare delivery and payment systems. Potential alternative approaches could include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and price controls. Legislative debate is expected to continue in the future and market forces are expected to demand only modest increases or reduced costs. For instance, managed care entities are demanding lower reimbursement rates from healthcare providers and, in some cases, are requiring or encouraging providers to accept capitated payments that may not allow providers to cover their full costs or realize traditional levels of profitability. We cannot reasonably predict what impact the adoption of federal or state healthcare reform measures or future private sector reform may have on our business.

Available Information
We have historically filed periodic and interim reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). The SEC maintains an internet site that contains such reports, proxy, and other information regarding issuers at http://www.sec.gov. On March 17, 2025, the Company filed a Form 15 to terminate the registration of the Company's common stock and public warrants under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and suspended the Company's reporting obligations under Section 15(d) of the Exchange Act. Therefore, the Company expects this Annual Report on Form 10-K to be its last filing with the SEC until such time as the Company is required to, or otherwise elects, to make filings with the SEC pursuant to SEC rules and regulations.
Our website address is www.atipt.com. Our filings with the SEC, as well as other pertinent financial and Company information, are available at no cost on our website through the investor relations section. The information on our website is not incorporated as a part of this Annual Report.

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
•We are subject to risks associated with public health crises, epidemics and pandemics;
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
•We may be subject to legal proceedings, which are expensive and could divert management attention;
•If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud which could subject us to regulatory sanctions, harm our business and operating results and cause the trading price of our common stock to decline; and
•Risks associated with our securities trading on the OTC Pink Open Market and termination of the registration of our common stock under Section 12(g) of the Exchange Act and the suspension of our reporting obligations under Section 15(d) of the Exchange Act.

Risks Relating to Liquidity
Our liquidity position raises substantial doubt about our ability to continue as a going concern.
The Company has continued to generate negative operating cash flows and net losses. These results are, in part, due to the Company's current capital structure, including cash interest costs, and the Company's pace of visit volume and operating performance at the clinic level. The Company has continued to fund cash used in operations primarily from financing activities and expects to need additional liquidity to continue funding working capital requirements, necessary capital expenditures as well as to be available for general corporate purposes, including interest repayments. The Company is at risk of insufficient funding to meet its obligations as they become due within twelve months after the date that these consolidated financial statements are issued. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
On June 15, 2023, the Company completed a debt restructuring transaction under its 2022 Credit Agreement including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien paid-in-kind convertible notes (the “2L Notes”) and (B) shares of Series B Preferred Stock (as defined in Note 8 in the accompanying consolidated financial statements). The Company utilized the delayed draw of $25.0 million during the year ended December 31, 2024.
On October 2, 2024, the Company entered into the Second Amendment to Note Purchase Agreement, pursuant to which the Company issued $10.5 million of second lien paid-in-kind notes (the "Second Lien Loans"). Refer to Note 8 - Borrowings in the accompanying consolidated financial statements for more information about the Second Lien Loans.
On March 3, 2025, the Company entered into the Fourth Amendment to Note Purchase Agreement, pursuant to which the Company issued $26.0 million of Fourth Amendment 2L Notes. Refer to Note 8 - Borrowings in the accompanying consolidated financial statements for more information.
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
There can be no assurances that the Company will be successful in accessing such alternative options or financing if or when needed. Furthermore, on March 17, 2025, the Company filed a Form 15 to terminate the registration of the Company's common stock and public warrants under Section 12(g) of the Exchange Act and suspend the Company's reporting obligations under Section 12(d) of the Exchange Act, which will limit its ability to raise equity capital through the public markets in the future. Failure to access such alternative options or financing, if or when needed, could have a material adverse impact on the Company's business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
Management's plans have not been fully implemented and, as a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.

We may be unable to generate sufficient cash and may be required to take other actions, which may not be successful, to satisfy our obligations.
To the extent our operating cash flows, together with our cash on hand and access to our revolving credit facility, become insufficient to cover our liquidity and capital requirements, including funds for any future acquisitions and other corporate transactions, we may be required to seek third-party financing or an alternative liquidity or capital transaction. For example, the Company has continued to fund cash used in operations primarily from financing activities and expects to need additional liquidity to continue funding working capital requirements, necessary capital expenditures as well as to be available for general corporate purposes, including interest repayments. There can be no assurance that we would be able to obtain any required financing, or complete an alternative liquidity or capital transaction, on a timely basis or at all. Further, lenders and other financial institutions could require us to agree to more restrictive covenants, grant liens on our assets as collateral and/or accept other terms that are not commercially beneficial to us in order to obtain financing. Such terms could further restrict our operations and exacerbate any impact on our results of operations and liquidity.
We have outstanding indebtedness and may incur additional debt in the future.
We have outstanding indebtedness that could have detrimental consequences on our ability to obtain additional debt or other financing as needed for working capital, acquisition costs, other capital expenditures or general corporate purposes. We cannot be certain that cash flow from operations will be sufficient to allow us to pay principal and interest on the debt, support operations and meet other obligations. If we do not have the resources to meet our obligations, we may be required to refinance all or part of our outstanding debt, sell assets or borrow more money. We may not be able to do so on acceptable terms, in a timely manner, or at all. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. Defaults under our debt terms could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations.
Certain of our borrowings and other obligations are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.
Borrowings under the 2022 Credit Agreement are subject to variable rates of interest and subject us to interest rate risk. While the Company's variable borrowing rates decreased in 2024, during 2023 a rising interest rate environment was observed and interest rates may continue to rise again in the future. Such increases in interest rates would increase interest payment obligations under the 2022 Credit Agreement and could have a negative effect on our cash flow and/or financial condition.
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
Our 2022 Credit Agreement contains restrictive and financial covenants, and the Certificate of Designation for our Series A Senior Preferred Stock contains provisions that impose significant operating and financial restrictions that may limit our ability to take actions that may be in our long-term best interest. Our 2022 Credit Agreement contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants including, but not limited to, requirements related to the delivery of independent audit reports without certain going concern qualifications, limitations on indebtedness, liens, investments, negative pledges, dividends, junior debt payments, fundamental changes and asset sales and affiliate transactions. The Second Lien Note Purchase Agreement, dated April 17, 2023, by and among the Company, Wilco Holdco, Inc., Wilco Intermediate Holdings, Inc., the Borrower (as defined below), the purchasers party thereto and Wilmington Savings Fund Society, FSB (as amended, the "Second Lien Note Purchase Agreement") includes affirmative and negative covenants (other than financial covenants) that are substantially consistent with the 2022 Credit Agreement, as well as customary events of default. Based on the terms of the 2023 Debt Restructuring (as defined below), the Company is temporarily relieved from the requirements related to the delivery of independent audit reports without a going concern explanatory paragraph until the report for the year ended December 31, 2025. The financial covenants also require us to maintain a secured net leverage ratio as of each fiscal quarter end.
In addition, the Certificate of Designation for our Series A Senior Preferred Stock contains provisions that may likewise impose significant operating and financial restrictions on our business. If an Event of Noncompliance (as defined in the Certificate of Designation) occurs, then the holders of a majority of the then outstanding shares of Series A Senior Preferred Stock (but excluding any shares of Series A Senior Preferred Stock then held by Advent International Corporation or its controlled affiliates) have the right to demand that the Company engage in a sale/refinancing process for the Series A Senior Preferred Stock.
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
A significant portion of our net patient revenue is derived from governmental third-party payors. In 2024, approximately 22.2% of our net patient revenue was derived from Medicare and Medicaid. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Additional reforms or other changes to these payment systems may be proposed or adopted, either by the U.S. Congress (“Congress”) or by the CMS, including bundled payments, outcomes-based payment methodologies and a shift away from traditional fee-for-service reimbursement. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. The Medicare program reimburses outpatient rehabilitation providers based on the MPFS. In recent years, the physical therapy industry has observed reductions of Medicare reimbursement rates. Beginning in January 2023, the physical therapy industry observed a reduction of Medicare reimbursement rates of approximately 2.0%. In November 2023, the CMS released its final 2024 MPFS. The final fee schedule called for an approximate 3.4% reduction in the calendar year 2024 conversion factor which led to further reductions in reimbursement rates beginning in January 2024. On March 9, 2024 the Consolidated Appropriations Act (2024) was signed into law, which provided an approximate 1.7% of incremental relief to Medicare cuts for the remainder of 2024. The change in rate was not retroactive. As a result, the reimbursement rate reduction beginning on March 9, 2024 was approximately 1.7%. In November 2024, the CMS released its final 2025 MPFS. The final fee schedule called for an approximate 2.8% reduction in the calendar year 2025 conversion factor which led to further reductions in reimbursement rates beginning in 2025, unless revised or otherwise acted upon through a Congressional, executive or other federal measure.
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
A significant portion of our revenue is derived from third-party payors. In 2024, approximately 58.7% of our net patient revenue was derived from commercial payors. These private third-party payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit reimbursement for healthcare services in the future. In addition, Company claims are closely scrutinized, and failure to submit accurate and complete clinical documentation, including specific documentation by the service provider, could result in adverse actions taken by the payor. Further, if insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.
If payments from workers’ compensation payors are reduced or eliminated, our revenue and profitability could be adversely affected.
In 2024, approximately 11.8% of our net patient revenue was derived from workers’ compensation payors. State workers’ compensation laws and regulations vary and changes to state laws could result in decreased reimbursement by third-party payors for physical therapy services, which could have an adverse impact on our revenue. Further, payments received under certain workers’ compensation arrangements may be based on pre-determined state fee schedules, which may be impacted by changes in state funding. Any modification to such schedules that reduces our ability to receive payments from workers’ compensation payors could be significant and could have a material adverse effect on our results of operations and financial condition. We may continue to experience unfavorable changes in rates and payor and service mix shifts toward lower reimbursing payor classes as opposed to higher reimbursing classes such as workers' compensation and auto personal injury. These changes may reflect longer term trends in our markets. Adverse changes in payor mix and/or payor rates are likely to adversely affect our results of operations in future periods, which effects may be material.

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
We are subject to risks associated with public health crises, epidemics and pandemics.
Our operations expose us to risks associated with public health crises, epidemics and pandemics, such as the COVID-19 pandemic that spread globally beginning in early 2020.
The COVID-19 pandemic had a material and adverse impact on our operations, including restrictions on the operation of physical locations, cancellations of physical therapy patient appointments, clinical staff unavailable to work due to sickness or exposure and a decline in the scheduling of new or additional patient appointments. Due to these impacts and measures, we experienced significant and unpredictable reductions and cancellations of patient visits. Additionally, the related global, national and regional policy response led to disruption and volatility in the global capital markets, which increased economic uncertainty and the cost of, and adversely impacted access to, capital. The COVID-19 pandemic caused economic impacts with extended duration such as elevated wage inflation, inflation in the cost of goods, services and other operating inputs, changes in the market interest rate environment and other economic impacts.

Any future public health crisis, pandemic, or epidemic could cause any of the impacts described above to recur or could cause other unpredictable events, including events that could impact our ability to access funds from financial institutions and capital markets on terms favorable to us, or at all. Such public health crises, epidemics, pandemics or other similar outbreaks could have a material adverse effect on our business, financial condition, results of operations and cash flows, could cause significant volatility in the trading prices of our securities, and may also heighten the other risks described in this Item 1A. Risk Factors.
We are subject to increases in the cost inflation necessary for the provision of our services and we may not be able to fully offset this cost inflation on a timely basis or at all.
Many of the components of our cost of services are subject to price increases that are attributable to factors beyond our control, including but not limited to, costs of clinician services and other professional services, contract labor, janitorial services, support staff services and clinic supplies. In the latter part of 2021 and continuing through 2024, input costs have increased materially and at a historically high rate. The pressures of input cost inflation may continue. To the extent we are unable to offset present and future input cost increases, our operating results could be materially and adversely affected.
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
We also compete for physical therapists and the impacts of hiring and attrition has had and may continue to have adverse effects on our business, financial condition, results of operations, as well as our ability to open new clinics. We have taken and are continuing to take actions to increase hiring, reduce attrition and optimize clinician hours based on available workforce, but the impact of hiring and attrition has impacted overall profitability through wage inflation, greater benefits, and increases in other employee costs, as well as required a higher use of contract labor in difficult to staff markets. These labor market dynamics and level of competition are likely to continue. The ultimate impact on our business and industry remains difficult to predict, but may have a material adverse impact on our results of operations, cash flows and financial condition.
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
The competitive, economic or reimbursement conditions in the markets in which we operate, in addition to labor market conditions and liquidity considerations, may require us to reorganize or close certain clinics. Any clinic closures, reorganization or related business disruptions may have a material and adverse effect on our results of operations. In each of fiscal years 2024 and 2023, we closed or sold 35 and 40 clinics, respectively. In the event a clinic is reorganized or closed, we may incur losses and closure costs, including, but not limited to, lease obligations, severance and write-down or write-off of goodwill, intangible assets or other assets.
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
Our success is partially dependent upon referrals from physicians in the communities our clinics serve and our ability to maintain good relationships with these physicians and other referral sources. Physicians referring patients to our clinics are free to refer their patients to other therapy providers or to their own physician-owned therapy practices. If we are unable to successfully cultivate and maintain strong relationships with such physicians and other referral sources (including as a result of negative publicity (whether true or not)), our business may be negatively impacted and our net revenues may decline. In addition, our relationships with referral sources are subject to extensive laws and regulations, and if those relationships with referral sources are found to be in violation of those requirements, we may be subject to significant civil, criminal and/or administrative penalties, exclusion from participation in government programs, such as Medicare and Medicaid, and/or reputational harm.
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
In recent years, Congress and certain state legislatures have considered and passed a number of laws that are intended to result in significant changes to the healthcare industry. However, there is significant uncertainty regarding the future of the Patient Protection and Affordable Care Act (“ACA”), the most prominent of these reform efforts. The law has been subject to legislative and regulatory changes and court challenges, and certain members of the U.S. government have stated their intent to repeal or make additional significant changes to the ACA, its implementation or its interpretation. In 2017, the Tax Cuts and Jobs Acts was enacted, which, effective January 1, 2019, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance. Because the penalty associated with the individual mandate was eliminated, a federal judge in Texas ruled in December 2018 that the entire ACA was unconstitutional. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals upheld the lower court’s finding that the individual mandate is unconstitutional and remanded the case back to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court (the “Supreme Court”) granted the petitions for writs of certiorari to review this case and on June 17, 2021, the Supreme Court dismissed this case without specifically ruling on the constitutionality of the ACA. These and other efforts to challenge, repeal or replace the ACA may result in reduced funding for state Medicaid programs, lower numbers of insured individuals, and reduced coverage for insured individuals. There is uncertainty regarding whether, when and how the ACA will be further changed or challenged, what alternative provisions, if any, will be enacted, and the impact of alternative provisions on providers and other healthcare industry participants. Government efforts to repeal or change the ACA or to implement alternative reform measures could cause our revenues to decrease to the extent such legislation reduces Medicaid and/or Medicare reimbursement rates.

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
From time to time, we are party to legal proceedings, governmental audits and investigations that arise in the ordinary course of our business. There is an inherent risk of liability in the provision of healthcare services. We are also subject to actual and potential claims, lawsuits and investigations outside of the ordinary course of business. Refer to Note 17 - Commitments and Contingencies in our consolidated financial statements included in Part II, Item 8 of this Form 10-K for examples of claims to which we are subject.
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
We are dependent on our ability to retain and attract corporate talent. In recent years, we experienced significant turnover in our senior management team and across our corporate organization. Our business may be adversely affected by the transitions in our senior management team, and turnover at the senior management level may create instability within the Company, which could disrupt and impede our day-to-day operations, internal controls and our ability to fully implement our business plan and initiatives. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could be negatively impacted as a result. We compete for corporate talent within the healthcare industry and more broadly. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified corporate personnel in the future. The inability to attract and retain the necessary personnel could cause increased employee turnover and harm to our business, results of operations, cash flow and financial condition.
Our share-based compensation incentives may not be effective in attracting, retaining and motivating key personnel and employees.
In light of our low market capitalization, low share price and the termination of the Company's registration of its common stock, our non-cash share-based compensation incentives may not be effective in attracting, retaining and motivating our senior management team, key personnel and employees. If our share-based compensation incentives are not effective, the Company may need to explore alternative cash or non-cash compensation to retain senior management, key personnel and employees, which may lead to incurring higher compensation costs or may otherwise prove less effective. The inability to appropriately compensate and motivate the necessary personnel could cause increased employee turnover and harm to our business, results of operations, cash flow and financial condition.
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
We rely on IT systems in critical areas of our operations, including our EMR system and systems supporting revenue cycle management, and financial and operational reporting, among others. We have legacy IT systems that IT is continuing to upgrade and modernize. If one of these systems were to fail or cause operational or reporting interruptions, or if we decide to change these systems or hire outside parties to provide these systems, we may fail to execute on such system changes or suffer disruptions, which could have a material adverse effect on our operation, results of operations and financial condition. In addition, we may underestimate the costs, complexity and time required to develop and implement new systems.
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
The IPO Warrants, Earnout Shares and Vesting Shares are accounted for as liabilities and the changes in value of these share-based instruments could have a material effect on our financial results.
The Company accounts for its outstanding Public Warrants and Private Placement Warrants assumed as part of the business combination transaction on June 16, 2021 between Wilco Holdco, Inc. and FAII (the "Business Combination") and the potential Earnout Shares and Vesting Shares in accordance with the guidance contained in ASC Topic 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity. As such, these share-based instruments are accounted for as derivative liabilities and are subject to re-measurement at each balance sheet date. Changes in fair value are reported in earnings as a non-cash gain or loss in the Company’s consolidated statements of operations.
As a result of the recurring fair value measurement, our financial statements and results of operations may materially fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect to recognize non-cash gains or losses on these share-based instruments each reporting period and the amount of such gains or losses could be material and variable.

Impairments of our goodwill or other intangible assets may be material and have a material adverse effect on our business, financial condition, and results of operations.
As of December 31, 2024, we had $289.7 million of goodwill and $245.5 million of trade name and other intangible assets recorded on our consolidated balance sheet, which represent a significant portion of our total assets. We test such assets for impairment at least annually during the fourth quarter of each year or on an interim basis whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment may result from, among other things, increased attrition, adverse market conditions, adverse changes in applicable laws or regulations, including changes that affect the services we offer, lower visit volumes, lower revenue reimbursement rates, compressed operating margins and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets.
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
We have incurred significant cumulative net taxable losses in the past. Our deferred tax assets as of December 31, 2024 include tax effected federal net operating losses ("NOLs") of $89.5 million and tax effected state NOLs of $45.0 million. Our unused NOLs generally carry forward to offset future taxable income, if any, until such unused losses expire, if subject to expiration. The earliest net operating loss will expire by statute in 2025 for state net operating losses, and in 2036 for federal net operating losses. We may be unable to use these NOLs to offset income before such unused NOLs expire.
In addition, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point cumulative change in the equity ownership of certain stockholders over a rolling three-year period) under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. This limitation is based in part on the pre-change equity value of the corporation, with a lower equity value resulting in a lower and more severe limitation.
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
We are required to produce consolidated financial statements in accordance with the requirements of U.S. GAAP. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. As a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, our independent registered public accounting firm is not required to issue an annual report that addresses the effectiveness of the Company's internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer a non-accelerated filer.
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

Risks Relating to Ownership of Our Common Stock
We have deregistered our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock.
On March 17, 2025, we filed with the SEC a Form 15, Notice of Termination of Registration and Suspension of Duty to File, to voluntarily deregister our common stock and public warrants and suspend our reporting obligations under the Exchange Act. The deregistration of our common stock and public warrants under the Exchange Act will become effective 90 days after the date on which the Form 15 was filed. We are eligible to deregister under the Exchange Act because our common stock and public warrants are held of record by fewer than 300 persons. Deregistering our common stock could negatively affect the liquidity, trading volume and trading prices of our common stock. Further, after this report, we are no longer required to file information with the SEC or provide certain information to our stockholders under the Exchange Act, including without limitation through the filing of Forms 10-K, 10-Q and 8-K, and many provisions of the Exchange Act will become inapplicable to us.
There can be no assurance of an active, liquid and orderly trading market for our common stock or that investors will be able to sell their shares of common stock.
Our common stock is currently quoted on the OTC Pink Open Market under the symbol “ATIP.” There is only a limited, liquid public trading market for our common stock. There can be no assurance that a liquid market for our common stock will continue. Market liquidity will depend on the perception of our business and any steps that our management might take to bring public awareness of our business to the investing public within the parameters of the federal securities laws. There is no assurance that any such awareness will be generated or sustained. Therefore, investors may not be able to liquidate their investment or liquidate it at a price paid by investors equal to or greater than their initial investment in our common stock. Moreover, holders of our common stock may not find purchasers for their shares should they decide to sell the common stock held by them at any particular time, if ever. Our common stock should be purchased only by investors who have no immediate need for liquidity in their investment and who can hold our common stock, possibly for a prolonged period of time.
Further, Rule 15c2-11, promulgated under the Exchange Act, ensures that broker-dealers, in their role as professional gatekeepers to the over-the-counter-market, where our common stock is quoted for trading, do not publish quotations for an issuer's security when current issuer information is not publicly available, subject to certain exceptions. Companies trading on the OTC Pink Open Market must generally have current information be available for broker-dealers to be able to publish quotations for their common stock. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market unless we make current information regarding our company available as required by the Rule. As we do not plan to be current on our reporting requirements, we could be removed from quotation on the OTC Pink Open Market, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in a secondary market.
Our common stock may be considered a “penny stock” and may be difficult to sell.
The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares, and also hamper our ability to raise funds in the primary market for our shares of common stock.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our common stock.
OTC Pink Open Market securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTC Pink Open Market reporting and compliance requirements are less stringent than those of the established stock exchanges such as NYSE.
Patterns of fraud and abuse include:
•Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•Excessive and undisclosed bid-ask differentials and mark-ups by selling broker-dealers; and
•Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.
Our stock price and trading volume on the OTC Pink Open Market is volatile, which could result in rapid and substantial losses for our stockholders, who may lose all or part of their investment.
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
•the public's response to press releases or other public announcements by us or third-parties, including our future filings with the SEC, if any;

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
Volatility in our common stock price may subject us to securities litigation.
The market for our common stock may have, when compared to seasoned issuers, significant price volatility and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We have been and may, in the future, be the target of such litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.
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
Under the SEC rules, smaller reporting companies (“SRCs”) may choose to comply with scaled financial and non-financial disclosure requirements in their annual and quarterly reports and registration statements relative to non-SRCs. In addition, companies that are not “accelerated filers” can take advantage of additional regulatory relief. Whether a company is an accelerated filer or a SRC is determined on an annual basis. As long as we qualify as a non-accelerated filer and/or a SRC and if we were again in the future to have SEC reporting obligations, we will be permitted to and we intend to rely on some or all of the accommodations available to such companies. These accommodations include, but are not limited to:
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
•Reduced disclosures relating to executive compensation; and
•Later deadlines for the filing of annual and quarterly reports compared to accelerated filers.
If we were to have SEC reporting obligations again in the future, we will qualify as a SRC and non-accelerated filer for so long as (a) our public float is less than $75 million as of the last day of our most recently completed second fiscal quarter or (b) our public float is $75 million or more but less than $700 million and we reported annual revenues of less than $100 million for our most recently completed fiscal year.
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
The issuance or sale of shares of common stock or other voting securities or securities convertible into or exchangeable for shares of common stock in the public market or otherwise, or the perception that such issuances or sales could occur, could harm the prevailing market price of shares of common stock. These issuances or sales, or the possibility that these issuances or sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that the Company deems appropriate. We currently have no effective registration statements under the Securities Act for the sale of registered securities in the open market.

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
Pursuant to the terms of the Second Lien Note Purchase Agreement, holders of the 2L Notes may convert their 2L Notes into common stock at their option. Additionally, on or after March 3, 2027 and subject to certain conditions, the Company may, at its option, elect to convert a portion of the outstanding 2L Notes into the number of shares of common stock based on the Conversion Price then in effect. Any issuance by us of our common stock upon conversion of our 2L Notes will dilute the ownership interest of our existing stockholders and could have a dilutive effect on our earnings per share. On March 3, 2025, the Company entered into the Fourth Amendment to Note Purchase Agreement, pursuant to which the Conversion Price for the Company's outstanding 2L Notes was adjusted downward to $1.35 per share. The adjustment to the Conversion Price would lead to a more dilutive impact than the initial Conversion Price. Furthermore, any sales in the public market of our common stock issuable upon conversion of the 2L Notes could adversely affect prevailing market prices of our common stock. We currently have no effective registration statements under the Securities Act for the sale of registered securities in the open market.
The Series B Preferred Stock stapled to the 2L Notes provide voting rights which will dilute the voting interests of our existing stockholders.
Pursuant to the terms of the Second Lien Note Purchase Agreement, the Series B Preferred Stock represent voting rights only, with the number of votes being equal to the number of shares of common stock that each share of Series B Preferred Stock would convert into at a fixed conversion price, subject to certain adjustments that arise from adjustments to the 2L Notes Conversion Price (the "Voting Rights Conversion Price"). As a result, the voting rights associated with the Series B Preferred Stock will dilute the voting interests of our existing stockholders, for as long as such shares of Series B Preferred Stock remain outstanding. On March 3, 2025, the Company entered into the Fourth Amendment to Note Purchase Agreement, pursuant to which the Voting Rights Conversion Price for the Company's outstanding Series B Preferred Stock was adjusted downward to $1.35 per share. The adjustment to the Voting Rights Conversion Price would lead to a more dilutive impact than the initial Voting Rights Conversion Price.
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
Our Amended and Restated Bylaws provide that, subject to limited exceptions, any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to us or our stockholders, (iii) action asserting a claim arising pursuant to any provision of the DGCL, our Third Amended and Restated Certificate of Incorporation, as amended, or our Amended and Restated Bylaws or (iv) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware (the "Court of Chancery") or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Our Amended and Restated Bylaws also provide that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of the Amended and Restated Bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. This exclusive forum provision does not apply to claims under the Exchange Act but does apply to other state and federal law claims including actions arising under the Securities Act. Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our Amended and Restated Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
The Preferred Equityholders as a group have significant influence over us.
When considering the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Preferred Equityholders as a group own more than 50.0% of our common stock votes. The Preferred Equityholders also have the ability to convert their 2L Notes into common stock, which could lead to the group owning an even greater percentage of our common stock. Furthermore, the Company's Board of Directors is fully declassified and all directors will be elected annually starting with the 2025 annual meeting.
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
Threat intelligence and industry collaboration: we leverage multiple threat intelligence sources including the health and retail information sharing and analysis centers, key security vendor partners, and other sources. We also collaborate with other cyber leaders, teams, and vendor partners to discuss leading practices, mitigation strategies to address emerging industry cyber threats, and to share relevant cyber information.
Cybersecurity awareness: we use multiple approaches to help develop a culture of cybersecurity awareness in the Company. This includes annual cybersecurity training within the Company’s annual employee compliance training, cyber related security bulletins, tips, and communications, and simulated email phishing tests for employees.
External and third-party assessments: we leverage external parties to conduct periodic assessments of the Company’s cybersecurity posture including cybersecurity penetration testing. We also assess the cybersecurity risk of our key third-parties and vendors during the vendor evaluation process and as an ongoing monitoring activity.
Integration with enterprise risk management: we utilize an enterprise risk management process which considers cybersecurity risk along with other key risks to the Company. As part of the enterprise risk management process, the Company conducts periodic risk ranking exercises including input from the Board of Directors, the Executive Leadership Team, and other leaders in the Company to evaluate key enterprise risks. The Company’s enterprise risk management process resides within the legal and compliance department which is led by our Chief Legal Officer and who reports to our Chief Executive Officer ("CEO").
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
Item 2. Properties
As of December 31, 2024, we have 866 clinics located in 24 states (as well as 16 clinics under management service agreements). We lease all of the properties used for our clinics under operating leases with initial lease terms typically ranging from seven (7) to ten (10) years with options to renew. We intend to enter leases for any new clinic locations. Our typical clinic occupies approximately 1,000 to 5,000 square feet.
We also lease our executive offices, which as of January 1, 2025, are located in Downers Grove, Illinois, under an operating lease expiring in December 2035. We currently lease approximately 23,000 square feet of space at our corporate offices. Our former corporate offices were located in Bolingbrook, Illinois under an operating lease expiring in December 2032. In December 2023, we entered into an agreement to sublease a portion of our former office space effective January 1, 2024 and the entire 135,000 square foot office space effective on January 1, 2025 through the expiration of the original lease term.
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
Our Class A common stock previously was listed on the New York Stock Exchange ("NYSE") under the symbol "ATIP."
On December 3, 2024, the NYSE notified the Company, and publicly announced, that it had determined to commence proceedings to delist our common stock and trading in the Company's common stock on the NYSE was suspended after market close. On December 4, 2024, our common stock was delisted from the NYSE.
The Company's common stock currently trades on the OTC Pink Open Market under the symbol "ATIP." The OTC Pink Open Market is an inter-dealer quotation system. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
As of February 28, 2025, there were approximately 248 holders of record of our outstanding common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
During the three months ended December 31, 2024, the Company withheld shares of our common stock in connection with employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2024	—	$—	—	—
November 1 - November 30, 2024	1,762	$1.70	—	—
December 1 - December 31, 2024	—	$—	—	—
Total	1,762	$1.70	—	—
(1) Represents shares delivered to or withheld by us in connection with employee minimum tax withholding obligations upon exercise or vesting of stock awards. No shares were purchased in the open market pursuant to a repurchase program.
Item 6. [Reserved]
Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of ATI Physical Therapy, Inc. and its subsidiaries (herein referred to as “we,” ”us,” “our,” "the Company," "ATI," "ATIP," or "the Parent") should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report.
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
Certain amounts in this Management's Discussion and Analysis may not add due to rounding. All percentages have been calculated using unrounded amounts for the years ended December 31, 2024 and 2023.
All dollar amounts are presented in thousands, unless indicated otherwise.
Company Overview
We are a nationally recognized outpatient physical therapy provider in the United States specializing in outpatient rehabilitation and adjacent healthcare services, with 866 clinics located in 24 states (as well as 16 clinics under management service agreements) as of December 31, 2024. We operate with a commitment to providing our patients, medical provider partners, payors and employers with evidence-based, patient-centric care.
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
Recent Developments
On December 3, 2024, the New York Stock Exchange ("NYSE") delisted the Company's Class A common stock from trading as a result of non-compliance with its requirement to maintain an average global market capitalization of at least $15.0 million over a period of 30 consecutive trading days. The Company's common stock is currently traded on the Over The Counter ("OTC") Pink Open Market under the ticker symbol "ATIP."
On December 17, 2024, the Company commenced a tender offer to purchase for cash up to 1,650,000 shares of its Class A common stock at a purchase price of $2.85 per share. The Company intended to fund the tender offer with proceeds from the issuance of $6.0 million in debt, contingent upon the satisfaction of conditions outlined in the Company's Third Amendment to Note Purchase Agreement, dated December 12, 2024. On January 16, 2025, the Company terminated the tender offer due to a condition not being satisfied and, as a result, the related debt issuance did not occur.
Effective January 10, 2025, Joseph Jordan resigned from his position as the Chief Financial Officer of the Company. Effective January 13, 2025, Scott Rundell, Vice President of Finance, has been appointed to serve as interim Chief Financial Officer of the Company.
On March 3, 2025 (the "Fourth Amendment Closing Date"), the Company entered into the Fourth Amendment to Note Purchase Agreement, pursuant to which the Company issued $26.0 million of 2L Notes (the "Fourth Amendment 2L Notes"). The Fourth Amendment 2L Notes will mature on August 24, 2028 and will bear interest at a rate of 8.0% per annum, payable quarterly in-kind in the form of additional Fourth Amendment 2L Notes. The Fourth Amendment 2L Notes are convertible into common stock of the Company at a price of $1.35 per share and were not issued with Series B Preferred Stock. Additionally, the Conversion Price for the Company's outstanding 2L Notes was adjusted to $1.35 per share, and the Voting Rights Conversion Price for the Company's outstanding Series B Preferred Stock was adjusted to $1.35 per share. Refer to Note 8 - Borrowings in the accompanying consolidated financial statements for more information.

As of the Fourth Amendment Closing Date, certain funds managed by and affiliated with Knighthead Capital Management, LLC (collectively, “Knighthead”), Marathon Asset Management, L.P. (collectively, ”Marathon”), Advent International, L.P. (collectively “Advent”), Caspian Capital LP (collectively, “Caspian”), and Onex Corporation (collectively, “Onex” and together with Knighthead, Marathon, Advent, and Caspian, the “Significant Stockholders”) collectively hold, on an as converted basis and not including outstanding warrants, 128,372,300 shares of Common Stock, representing approximately 98.6% of the issued and outstanding shares of Common Stock. The Significant Stockholders (other than Advent) also collectively hold 100% in voting power of the Company’s outstanding Series B Preferred Stock. Such holdings, if aggregated by the Significant Stockholders, may enable such stockholders to consummate a “short-form merger” pursuant to Sections 253 or 267 of the Delaware General Corporation Law (the “DGCL”) without any action by the Company’s board of directors or by the Company’s other stockholders. While the Significant Stockholders have not determined that they will (and there is no agreement or understanding among them to) consummate a short-form merger, the Significant Stockholders (other than Advent) have each agreed, for a period of 12 months following the Fourth Amendment Closing Date, not to consent to, participate in or consummate any short-form merger of the Company or any of its affiliates pursuant to Sections 253 or 267 of the DGCL unless such short-form merger is at a price per share of Common Stock no lower than $2.85 per share, except as may otherwise be approved by the Company’s board of directors.
On March 17, 2025, the Company filed a Form 15 to terminate the registration of the Company's common stock and public warrants under Section 12(g) of the Exchange Act, and suspended the Company's reporting obligations under Section 15(d) of the Exchange Act. Therefore, the Company expects this Annual Report on Form 10-K to be its last filing with the SEC until such time as the Company is required to, or otherwise elects, to make filings with the SEC pursuant to SEC rules and regulations.

Trends and Factors Affecting the Company’s Future Performance and Comparability of Results
During 2024, we observed the following trends in our operations:
•Improved patient visit volumes relative to 2023, primarily driven by higher clinician staffing.
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
•Improvement in rate per visit relative to 2023 primarily driven by favorable service mix shifts, favorable payor contracting and lower denials experience, partially offset by rate headwinds including unfavorable state mix shifts and Medicare rate cuts that became effective on January 1, 2024 and were partially mitigated beginning March 9, 2024.
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
The Company has focused on attempting to increase its clinical staffing levels by hiring clinicians, optimizing clinician hours based on available workforce and attempting to reduce levels of clinician attrition. We have implemented a range of actions related to compensation, staffing levels, clinical and professional development and other initiatives in an effort to retain and attract therapists across our platform, which has increased our expectations for labor costs. While the Company continues to monitor hiring and retention risk, we observed stabilization in our retention levels during 2024 and 2023 in what has been a tight labor market for available physical therapy and other healthcare providers in the workforce. If we are unable to maintain and increase our clinical staffing levels it may impede our progress toward increasing visit volumes. In an effort to drive more volume and VPD (as defined below), in addition to focusing on clinical staffing levels and clinician productivity, we are working to establish relationships with new referral sources and strengthen relationships with our partner providers and existing referral sources across our geographic footprint.
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

•Federal funding for Medicare and Medicaid. Federal and state funding of Medicare and Medicaid and the terms of access to these reimbursement programs affect demand for physical therapy services. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. In November 2023, the CMS released its final 2024 Medicare Physician Fee Schedule ("MPFS"). The final fee schedule called for an approximate 3.4% reduction in the calendar year 2024 conversion factor which led to further reductions in reimbursement rates beginning in January 2024. On March 9, 2024, the Consolidated Appropriations Act (2024) was signed into law, which provided an approximate 1.7% of incremental relief to Medicare cuts for the remainder of 2024. The change in rate was not retroactive. As a result, the reimbursement rate reduction beginning on March 9, 2024 was approximately 1.7%. In November 2024, the CMS released its final 2025 MPFS. The final fee schedule called for an approximate 2.8% reduction in the calendar year 2025 conversion factor which led to further reductions in reimbursement rates beginning in 2025, unless revised or otherwise acted upon through a Congressional, executive or other federal measure.
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
Patient visits
As the main operations of the Company are driven by physical therapy services provided to patients, management considers total patient visits at its owned and operated clinics to be a key volume measure of such services. In addition to total patient visits, management analyzes (1) average visits per day ("VPD") calculated as total patient visits divided by business days for the period, as this allows for comparability between time periods with an unequal number of business days, and (2) average VPD per clinic, calculated as average VPD divided by the average number of owned and operated clinics open during the period.
Net patient revenue per visit
The Company calculates net patient revenue per visit, its most significant reimbursement metric, by dividing net patient revenue in a period by total patient visits in the same period.
Clinics
To better understand geographical and location-based trends, the Company evaluates metrics based on the 866 clinics that it owns and operates and 16 managed clinic locations as of December 31, 2024. De novo clinics represent organic new clinics opened during the current period based on sophisticated site selection analytics. Acqui-novo clinics represent new clinics opened during the current period, that were existing clinic operations not previously owned by the Company, in a target geography that provides the Company with an immediate presence, available staff and referral relationships of the former owner within the surrounding areas. Acquired clinics represent new clinics from purchases of physical therapy practices. Same clinic revenue growth rate identifies revenue growth year over year on clinics that have been owned and operating for over one year. This metric is determined by isolating the population of clinics that have been open for at least 12 months and calculating the percentage change in revenue of this population between the current and prior comparable periods.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance:

	Year Ended
	December 31, 2024	December 31, 2023
Number of clinics (end of period)	866	896
Number of clinics managed (end of period)	16	18
New clinics during the period	5	13
Business days	255	254
Average visits per day	24,806	23,443
Average visits per day per clinic	28.2	26.7
Total patient visits	6,325,507	5,954,621
Net patient revenue per visit	$109.08	$106.82
Same clinic revenue growth rate	9.1%	11.7%

The following table provides a rollforward of activity related to the number of clinics during the corresponding periods:

	Year Ended
	December 31, 2024	December 31, 2023
Number of clinics (beginning of period)	896	923
Add: New clinics opened during the period	5	13
Less: Clinics closed/sold during the period	35	40
Number of clinics (end of period)	866	896

Results of Operations
Year ended December 31, 2024 compared to year ended December 31, 2023
The following table summarizes the Company’s consolidated results of operations for the year ended December 31, 2024 and 2023:

	Year Ended
	December 31, 2024		December 31, 2023		Increase/(Decrease)
($ in thousands, except percentages)	$	% of Revenue	$	% of Revenue	$	%
Net patient revenue	$689,962	91.6%	$636,095	91.0%	$53,867	8.5%
Other revenue	63,102	8.4%	62,921	9.0%	181	0.3%
Net revenue	753,064	100.0%	699,016	100.0%	54,048	7.7%
Cost of services:
Salaries and related costs	417,740	55.5%	382,370	54.7%	35,370	9.3%
Rent, clinic supplies, contract labor and other	216,020	28.7%	208,593	29.8%	7,427	3.6%
Provision for doubtful accounts	15,827	2.1%	11,251	1.6%	4,576	40.7%
Total cost of services	649,587	86.3%	602,214	86.2%	47,373	7.9%
Selling, general and administrative expenses	99,726	13.2%	118,728	17.0%	(19,002)	(16.0)%
Long-lived asset impairment charges	1,474	0.2%	5,591	0.8%	(4,117)	(73.6)%
Operating income (loss)	2,277	0.3%	(27,517)	(3.9)%	29,794	(108.3)%
Change in fair value of 2L Notes	(3,926)	(0.5)%	(24,471)	(3.5)%	20,545	(84.0)%
Change in fair value of warrant liability and contingent common shares liability	(241)	—%	(2,352)	(0.3)%	2,111	(89.8)%
Interest expense, net	58,450	7.8%	61,039	8.7%	(2,589)	(4.2)%
Other expense, net	553	0.1%	1,777	0.3%	(1,224)	(68.9)%
Loss before taxes	(52,559)	(7.0)%	(63,510)	(9.1)%	10,951	(17.2)%
Income tax expense	1,452	0.2%	2,568	0.4%	(1,116)	(43.5)%
Net loss	$(54,011)	(7.2)%	$(66,078)	(9.5)%	$12,067	(18.3)%
Net patient revenue. Net patient revenue for the year ended December 31, 2024 was $690.0 million compared to $636.1 million for the year ended December 31, 2023, an increase of approximately $53.9 million or 8.5%.
The increase in net patient revenue was primarily driven by increased visit volumes as a result of higher clinician staffing, favorable net patient revenue per visit in the current period and one more business day in the current period. Total patient visits increased by approximately 0.4 million visits, or 6.2%, driving an increase in average VPD of 1,363, or 5.8%. Net patient revenue per visit increased $2.26, or 2.1%, to $109.08 for the year ended December 31, 2024 compared to $106.82 for the year ended December 31, 2023. The increase in net patient revenue per visit during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by favorable service mix shifts, favorable payor contracting, lower denials experience and certain favorable adjustments to transaction price based on collections experience, partially offset by unfavorable state mix shifts and Medicare rate cuts that became effective on January 1, 2024 and were partially mitigated beginning March 9, 2024.

Other revenue. Other revenue for the year ended December 31, 2024 was $63.1 million compared to $62.9 million for the year ended December 31, 2023, an increase of $0.2 million or 0.3%. Other revenue remained relatively consistent year over year.
Salaries and related costs. Salaries and related costs for the year ended December 31, 2024 were $417.7 million compared to $382.4 million for the year ended December 31, 2023, an increase of approximately $35.4 million or 9.3%. Salaries and related costs as a percentage of net revenue was 55.5% and 54.7% for the year ended December 31, 2024 and 2023, respectively. The increase of $35.4 million was primarily driven by higher compensation and benefits due to higher number of clinicians and support staff and wage inflation. The increase as a percentage of revenue was primarily driven by higher compensation and benefits, partially offset by higher net revenue and higher clinician productivity during the year ended December 31, 2024.
Rent, clinic supplies, contract labor and other. Rent, clinic supplies, contract labor and other costs for the year ended December 31, 2024 were $216.0 million compared to $208.6 million for the year ended December 31, 2023, an increase of approximately $7.4 million or 3.6%. Rent, clinic supplies, contract labor and other costs as a percentage of net revenue was 28.7% and 29.8% for the year ended December 31, 2024 and 2023, respectively. The increase of $7.4 million was primarily driven by higher contract labor and third-party services costs, partially offset by a lower number of clinics during the year ended December 31, 2024. The decrease as a percentage of net revenue was primarily driven by higher net revenue and a lower number of clinics, partially offset by higher contract labor and third-party services costs during the year ended December 31, 2024.
Provision for doubtful accounts. Provision for doubtful accounts for the year ended December 31, 2024 was $15.8 million compared to $11.3 million for the year ended December 31, 2023, an increase of approximately $4.6 million or 40.7%. Provision for doubtful accounts as a percentage of net revenue was 2.1% and 1.6% for the year ended December 31, 2024 and 2023, respectively. The increase of $4.6 million was primarily driven by favorable cash collections during 2023 and returning to normal levels during the year ended December 31, 2024 and higher revenue associated with higher visit volumes. The increase as a percentage of net revenue was primarily driven by favorable cash collections during 2023 and returning to normal levels during the year ended December 31, 2024.
Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2024 were $99.7 million compared to $118.7 million for the year ended December 31, 2023, a decrease of $19.0 million or 16.0%. Selling, general and administrative expenses as a percentage of net revenue was 13.2% and 17.0% for the year ended December 31, 2024 and 2023, respectively. The decrease of $19.0 million was primarily due to lower debt and capital transaction costs, lower non-ordinary legal and regulatory costs and lower corporate insurance costs, partially offset by lower legal cost insurance reimbursements during the year ended December 31, 2024. The decrease as a percentage of net revenue was primarily driven by decreased costs related to the items noted above, as well as the impact of higher net revenue during the year ended December 31, 2024.
Long-lived asset impairment charges. Long-lived asset impairment charges for the year ended December 31, 2024 was $1.5 million compared to $5.6 million for the year ended December 31, 2023. The amount relates to the non-cash write-down of long-lived assets during the respective years.
Change in fair value of 2L Notes. Change in fair value of 2L Notes for the year ended December 31, 2024 and 2023 was a gain of $3.9 million and $24.5 million, respectively. The gain in each period relates to the decrease in the estimated fair value of the Company's 2L Notes primarily driven by decreases in the Company's share price during the respective years.

Change in fair value of warrant liability and contingent common shares liability. Change in fair value of warrant liability and contingent common shares liability was a gain of $0.2 million for the year ended December 31, 2024 compared to a gain of $2.4 million for the year ended December 31, 2023. The gain in each period relates to the decrease in the estimated fair value of the Company’s IPO Warrants, Earnout Shares and Vesting Shares, primarily driven by decreases in the Company's share price during the respective years.
Interest expense, net. Interest expense, net for the year ended December 31, 2024 was $58.5 million compared to $61.0 million for the year ended December 31, 2023, a decrease of approximately $2.6 million or 4.2%. The decrease in interest expense was primarily driven by lower outstanding principal balances on the Company's Senior Secured Term Loan and lower interest rates under the Company's 2022 Credit Agreement, partially offset by lower cash flow hedge benefits and higher outstanding principal balances on the Company's Revolving Loans and Second Lien Loans (each as defined below) during the year ended December 31, 2024.
Other expense, net. Other expense, net for the year ended December 31, 2024 was $0.6 million compared to $1.8 million for the year ended December 31, 2023, a decrease in expense of approximately $1.2 million. The decrease was primarily driven by $0.8 million in higher gain on the change in fair value of the Company's non-designated derivative instrument during the year ended December 31, 2024 and the absence of $0.4 million in loss on debt extinguishment related to the 2023 Debt Restructuring.
Income tax expense. Income tax expense for the year ended December 31, 2024 was approximately $1.5 million compared to $2.6 million for the year ended December 31, 2023, a decrease in expense of approximately $1.1 million. The decrease was primarily driven by the difference in the effective tax rate and the difference in loss before taxes for the respective periods. During the year ended December 31, 2024 and 2023, valuation allowances were recognized against federal and state net operating losses and other tax attributes, such as interest disallowances, for which future realization is uncertain.
Net loss. Net loss for the year ended December 31, 2024 was $54.0 million compared to $66.1 million for the year ended December 31, 2023, a decrease in loss of approximately $12.1 million. The comparatively lower loss was primarily driven by margin on higher revenues, lower corporate costs and lower long-lived asset impairment charges, partially offset by a lower gain on the change in fair value of 2L Notes during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Non-GAAP Financial Measures
The following table reconciles the supplemental non-GAAP financial measures, as defined under the rules of the U.S. Securities and Exchange Commission ("SEC"), presented herein to the most directly comparable financial measures calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA are defined as net income (loss) from continuing operations calculated in accordance with GAAP, less net income attributable to non-controlling interests, plus the sum of income tax expense, interest expense, net, depreciation and amortization (“EBITDA”) and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, long-lived asset impairment charges, change in fair value of 2L Notes, changes in fair value of warrant liability and contingent common shares liability, share-based compensation, non-ordinary legal and regulatory matters, legal cost insurance reimbursements, transaction costs, change in fair value of non-designated derivative instrument, non-recurring labor related credits, pre-opening de novo costs, and reorganization and severance costs (“Adjusted EBITDA”).
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

	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023
Net loss	$(54,011)	$(66,078)
Plus (minus):
Net income attributable to non-controlling interests	(4,288)	(3,717)
Interest expense, net	58,450	61,039
Income tax expense	1,452	2,568
Depreciation and amortization expense	32,663	36,844
EBITDA	$34,266	$30,656
Long-lived asset impairment charges(1)	1,474	5,591
Change in fair value of 2L Notes(2)	(3,926)	(24,471)
Changes in fair value of warrant liability and contingent common shares liability(3)	(241)	(2,352)
Share-based compensation(4)	9,733	8,793
Non-ordinary legal and regulatory matters(5)	5,047	10,729
Legal cost insurance reimbursements(6)	(1,948)	(7,871)
Transaction costs(7)	683	14,468
Change in fair value of non-designated derivative instrument(8)	(320)	475
Non-recurring labor related credits(9)	—	(702)
Loss on debt extinguishment(10)	—	444
Pre-opening de novo costs(11)	—	342
Reorganization and severance costs(12)	—	130
Adjusted EBITDA	$44,768	$36,232
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
As of December 31, 2024 and December 31, 2023, we had $39.1 million and $36.8 million in cash and cash equivalents, respectively. As of December 31, 2024, we had no available capacity under our revolving credit facility.
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
For the year ended December 31, 2024, we had operating cash outflows of $19.2 million driven by items including net losses and payments related to interest expense and operating lease liabilities. Our ability to generate future operating cash flows depends on many factors, including clinical staffing levels and productivity, costs and capital expenditures, patient volumes, referrals, revenue reimbursement rates and revenue growth rates.
Liquidity and going concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within twelve months after the date that these consolidated financial statements are issued.
As of December 31, 2024, the Company had $39.1 million in cash and cash equivalents with no available capacity under its revolving credit facility. The Company was in compliance with its minimum liquidity covenant under the 2022 Credit Agreement as of December 31, 2024.

The Company has continued to generate negative operating cash flows and net losses. For the year ended December 31, 2024, the Company had cash flows used in operating activities of $19.2 million and net loss of $54.0 million. These results are, in part, due to the Company's current capital structure, including cash interest costs, and the Company's pace of visit volume and operating performance at the clinic level. The Company has continued to fund cash used in operations primarily from financing activities and expects to need additional liquidity to continue funding working capital requirements, necessary capital expenditures as well as to be available for general corporate purposes, including interest repayments. The Company is at risk of insufficient funding to meet its obligations as they become due within twelve months after the date that these consolidated financial statements are issued. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
On June 15, 2023 (the "Closing Date"), the Company completed a debt restructuring transaction under its 2022 Credit Agreement (the "2023 Debt Restructuring") including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien paid-in-kind convertible notes (the “2L Notes”) and (B) shares of Series B Preferred Stock (as defined in Note 8 in the accompanying consolidated financial statements). The Company utilized the delayed draw of $25.0 million during the year ended December 31, 2024.
On October 2, 2024, the Company entered into the Second Amendment to Note Purchase Agreement, pursuant to which the Company issued $10.5 million of second lien paid-in-kind notes (the "Second Lien Loans"). Refer to Note 8 - Borrowings in the accompanying consolidated financial statements for more information about the Second Lien Loans.
On March 3, 2025, the Company entered into the Fourth Amendment to Note Purchase Agreement, pursuant to which the Company issued $26.0 million of Fourth Amendment 2L Notes. Refer to Note 8 - Borrowings in the accompanying consolidated financial statements for more information.
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
There can be no assurances that the Company will be successful in accessing such alternative options or financing if or when needed. Furthermore, on March 17, 2025, the Company filed a Form 15 to terminate the registration of the Company's common stock and public warrants under Section 12(g) of the Exchange Act and suspend the Company's reporting obligations under Section 15(d) of the Exchange Act, which will limit its ability to raise equity capital through the public markets in the future. Failure to access such alternative options or financing, if or when needed, could have a material adverse impact on the Company's business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
Management's plans have not been fully implemented and, as a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
2023 Debt Restructuring Transaction
On the Closing Date, the Company completed the 2023 Debt Restructuring. On the Closing Date, certain previously executed agreements became effective, including (i) Amendment No. 2 to the Credit Agreement, (ii) a Second Lien Note Purchase Agreement and (iii) certain other definitive agreements relating to the 2023 Debt Restructuring.
As part of the 2023 Debt Restructuring, the Company exchanged a principal amount of $100.0 million of the $507.8 million then outstanding Senior Secured Term Loan for an equal amount of 2L Notes, which are convertible into shares of the Company's common stock, stapled with a number of shares of Series B Preferred Stock, which represent voting interests only. The exchange was consummated through the Intercreditor and Subordination Agreement and Second Lien Note Purchase Agreement.
Based on the results of the cash flow tests and requirements pursuant to Accounting Standards Codification ("ASC") Topic 470, Debt, the Company accounted for the impacts related to amounts held by HPS Investment Partners, LLC as a modification, and the impacts related to amounts held and exchanged by Onex Credit Partners, LLC (“Onex”), Knighthead Capital Management, LLC (“Knighthead”) and Marathon Asset Management, L.P. (“Marathon”) as an extinguishment. The Company recognized $0.4 million in loss on debt extinguishment within other expense, net in the consolidated statements of operations related to lenders treated under extinguishment accounting during the year ended December 31, 2023. The loss on debt extinguishment consisted of various offsetting components, including the derecognition of $4.3 million of unamortized deferred financing costs and original issue discount on the Senior Secured Term Loan and the recognition of $0.7 million of fair value premium at issuance on the 2L Notes, offset by the recognition of $2.8 million in delayed draw right assets related to the commitment provided by certain lenders and the recognition of $1.8 million of incremental original issue discount on the Senior Secured Term Loan.
2022 Credit Agreement
Effective February 24, 2022, ATI Holdings Acquisition, Inc. (the "Borrower"), an indirect subsidiary of the Company, entered into a credit agreement among the Borrower, Wilco Intermediate Holdings, Inc., as loan guarantor, Barclays Bank PLC, as administrative agent and issuing bank, and a syndicate of lenders (as amended, the "2022 Credit Agreement"). The 2022 Credit Agreement provided an initial $550.0 million credit facility (the "2022 Credit Facility") that was comprised of a $500.0 million senior secured term loan (the "Senior Secured Term Loan") and a $50.0 million "super priority" senior secured revolver (the "Revolving Loans") with a $10.0 million letter of credit sublimit. The 2022 Credit Agreement was subsequently amended as part of the 2023 Debt Restructuring, in which $100.0 million of the initial Senior Secured Term Loan principal was exchanged for 2L Notes.
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
As of December 31, 2024, the outstanding principal amount on the Senior Secured Term Loan was $410.0 million, of which $17.0 million was due to related parties and is primarily attributable to Onex. As of December 31, 2024, borrowings on the Senior Secured Term Loan bear interest, payable in cash, at 11.5%, consisting of 12-month SOFR, subject to a 1.0% floor, plus a credit spread of 7.25%.
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
As of December 31, 2024, $44.3 million in Revolving Loans were outstanding and bearing interest, payable in cash, at a weighted average rate of 8.5%, consisting of 12-month SOFR plus a credit spread of approximately 4.3%. During the year ended December 31, 2024, the Company repaid approximately $25.3 million in Revolving Loans and drew an additional $31.2 million in Revolving Loans.
Letters of Credit
The Company had letters of credit totaling $5.7 million and $6.5 million under the letter of credit sub-facility on the Revolving Loans as of December 31, 2024 and December 31, 2023, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.
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

The 2L Notes are subordinated in right of payment and lien priority to the 2022 Credit Facility and mature on August 24, 2028, unless earlier converted, accrue interest at an annual rate of 8.0% payable in-kind on a quarterly basis in the form of additional 2L Notes, and are convertible into shares of common stock, at the holder’s option, at a fixed conversion price, subject to certain adjustments in the agreement (the "Conversion Price"). The initial Conversion Price for the 2L Notes was $12.50 per share. On March 3, 2025, the Company entered into the Fourth Amendment to Note Purchase Agreement, pursuant to which the Conversion Price for the Company's outstanding 2L Notes was adjusted to $1.35 per share. Upon conversion of the 2L Notes, the Company shall deliver to the holder a number of shares of common stock equal to (i) the principal amount of such 2L Notes plus any accrued and unpaid interest divided by (ii) the Conversion Price then in effect.
As of December 31, 2024, of the 2L Notes principal outstanding and due to related parties, approximately $72.2 million, $55.9 million, $10.3 million, and $5.4 million were outstanding with Knighthead, Marathon, Onex, and Caspian Capital LP, respectively. As of December 31, 2023, of the 2L Notes principal outstanding and due to related parties, approximately $54.7 million, $43.6 million and $9.5 million were outstanding with Knighthead, Marathon, and Onex, respectively.
On March 3, 2025, the Company entered into the Fourth Amendment to Note Purchase Agreement, pursuant to which the Company issued $26.0 million of Fourth Amendment 2L Notes. Refer to Note 8 - Borrowings in the accompanying consolidated financial statements for more information.
Second Lien Loans
On October 2, 2024, the Company entered into the Second Amendment to Note Purchase Agreement, pursuant to which the Company issued $10.5 million of Second Lien Loans, of which half was issued to Knighthead and half was issued to Marathon. The Second Lien Loans mature on August 24, 2028 and bear interest at a rate of 17.0% per annum, payable quarterly in-kind in the form of additional Second Lien Loans. The Second Lien Loans are not convertible into common stock of the Company and were not issued with Series B Preferred Stock. As of December 31, 2024, the outstanding principal amount on the Second Lien Loans and due to related parties was $10.9 million, of which half was due to Knighthead and half was due to Marathon.
Refer to Note 8 - Borrowings in the accompanying consolidated financial statements for further information regarding the Company's borrowings.
Series A Senior Preferred Stock
The Company has outstanding shares of non-convertible preferred stock (the "Series A Senior Preferred Stock"). The Company is authorized to issue 1.0 million shares of Series A Senior Preferred Stock per the Certificate of Designation. As of December 31, 2024, there was 165,000 shares of Series A Senior Preferred Stock issued and outstanding with a par value of $0.0001 per share. As of December 31, 2024, the redemption value of the Series A Senior Preferred Stock was $246.2 million.
Refer to Note 11 - Mezzanine and Stockholders' Equity in the accompanying consolidated financial statements for further information regarding the Series A Senior Preferred Stock.

Consolidated Cash Flows
The following table presents selected data from our consolidated statements of cash flows:

	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023
Net cash used in operating activities	$(19,166)	$(12,366)
Net cash used in investing activities	(14,251)	(17,366)
Net cash provided by (used in) financing activities	35,695	(16,605)
Net increase (decrease) in cash and cash equivalents	2,278	(46,337)
Cash and cash equivalents at beginning of period	36,802	83,139
Cash and cash equivalents at end of period	$39,080	$36,802
Year ended December 31, 2024 compared to year ended December 31, 2023
Net cash used in operating activities for the year ended December 31, 2024 was $19.2 million compared to $12.4 million for the year ended December 31, 2023, an increase of approximately $6.8 million. The increase was primarily the result of approximately $25.4 million higher net cash outflows from changes in current assets and current liabilities related to timing of collections and payments, as well as higher incentive compensation paid to employees during the year ended December 31, 2024 and $4.5 million higher cash outflows from operating leases, partially offset by margin on higher revenue with approximately $21.3 million lower net losses as adjusted for non-cash items such as long-lived asset impairment charges and changes in fair value of 2L Notes, warrant liability and contingent common shares liability during the year ended December 31, 2024.
Net cash used in investing activities for the year ended December 31, 2024 was $14.3 million compared to $17.4 million for the year ended December 31, 2023, a decrease of approximately $3.1 million. The decrease was driven by lower capital expenditures during the year ended December 31, 2024 primarily due to fewer clinic openings.
Net cash provided by financing activities for the year ended December 31, 2024 was $35.7 million compared to $16.6 million used for the year ended December 31, 2023, an increase in cash provided of approximately $52.3 million. The change was primarily driven by the issuance of $25.0 million in the form of 2L Notes under its delayed draw right, the issuance of $10.5 million in Second Lien Loans, and $19.4 million lower repayments on Revolving Loans during the year ended December 31, 2024.
Commitments and Contingencies
The Company may be subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. During the year ended December 31, 2024, the Company recorded an accrued liability related to the outcomes of certain legal matters described in Note 17 - Commitments and Contingencies. As of December 31, 2024, the liability was released. Refer to Note 17 in our accompanying consolidated financial statements included elsewhere in this Annual Report for further information.
We enter into contractual obligations and commitments from time to time in the normal course of business, primarily related to our debt financing and operating leases. Refer to Notes 8 and 16 in our accompanying consolidated financial statements included elsewhere in this Annual Report for further information. Additionally, the Company has contractual commitments related to cloud computing and telecommunication service agreements. Refer to Note 17 in our accompanying consolidated financial statements included elsewhere in this Annual Report for further information.

Off-Balance Sheet Arrangements
As of December 31, 2024 and December 31, 2023, the Company did not have any off-balance sheet arrangements.
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
In its evaluation of the transaction price, management assesses historical collection experience in relation to contracted rates, or for non-contracted payors, established rates. The practice of applying historical collection experience to determine the revenue transaction price for current transactions involves significant judgment and estimation. Management subsequently monitors the appropriateness of its estimates for claims on a date of service basis as cash collections on previous periods mature. Actual cash collections upon maturity may differ from the transaction price estimated upon initial recognition, and such differences could be material. If initial revenue recognition estimates increased or decreased by 100 basis points relative to an annual period, the impact to collections of the annual net patient revenue would be approximately $6.9 million. Management believes subsequent changes in estimate as a result of maturity of claims with dates of service in 2022 and 2023 have not been material to the consolidated statements of operations.

The following table disaggregates net patient revenue for each associated payor class for the periods indicated below:

	Year Ended
	December 31, 2024	December 31, 2023
Commercial	58.7%	58.6%
Government	22.2%	23.2%
Workers’ Compensation	11.8%	11.7%
Other (1)	7.3%	6.5%
	100.0%	100.0%
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
The following table disaggregates accounts receivable, net associated with net patient revenue for each associated payor class as of:

	December 31, 2024	December 31, 2023
Commercial	34.9%	39.0%
Government	10.8%	13.8%
Workers’ Compensation	13.9%	13.7%
Other (1)	40.4%	33.5%
	100.0%	100.0%
(1) Primarily comprised of accounts receivable associated with net patient revenue from auto personal injury reimbursement which by its nature may have longer-term collection characteristics relative to other payor classes.
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

Goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment. If the impairment test indicates that the carrying value of the reporting unit exceeds its fair value, then a goodwill impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. Fair value is determined using valuation techniques based on estimates, judgments and assumptions the Company believes are appropriate in the circumstances. The Company completed the annual impairment analysis of goodwill during the fourth quarter of 2024 by estimating its fair value using an average of a discounted cash flow analysis and comparable public company analysis. The Company concluded that no goodwill impairment occurred during the year ended December 31, 2024. The key assumptions associated with determining the estimated fair value include projected revenue growth rates and EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples. The Company completed the annual impairment analysis of the indefinite-lived intangible asset during the fourth quarter of 2024 by estimating its fair value using the relief from royalty method. The Company concluded that no indefinite-lived intangible asset impairment occurred during the year ended December 31, 2024. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate.
The Company has one reporting unit for purposes of the Company’s goodwill impairment tests. During the year ended December 31, 2023, the Company concluded that no goodwill or indefinite-lived intangible asset impairment occurred.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s reporting unit and the indefinite-lived intangible asset requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected revenue growth rates and EBITDA margins, terminal growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of our control change significantly, including discount rates, relevant market multiples, company share price and other market factors, then our reporting unit or the indefinite-lived intangible asset might become impaired in the future, negatively impacting our operating results and financial position. Factors that could result in the cash flows being lower than the current estimates include decreased revenue caused by unforeseen changes in the healthcare market or the Company's business, or the inability to achieve the estimated operating margins in the forecasts due to unforeseen factors. Additionally, changes in the broader economic environments could cause changes to the estimated discount rates and comparable company valuation indicators which may impact the estimated fair values. Goodwill and indefinite-lived intangible assets associated with acquisitions that may occur in the future are recorded on the balance sheet at their estimated acquisition date fair values, and those amounts are more susceptible to impairment risk if business operating results or market conditions deteriorate.

To further illustrate sensitivity of the valuation models, if we had changed the assumptions used to estimate the fair value of our goodwill reporting unit and trade name indefinite-lived intangible asset in our most recent quantitative analysis in 2024, these isolated changes, which are reasonably possible to occur, would have led to the following approximate increase/(decrease) in the aggregate fair value of the reporting unit under the discounted cash flow analysis or trade name indefinite-lived intangible asset (in thousands):

	Discount rate		Terminal growth rate(1)		EBITDA margin		Royalty rate
	50 basis points		100 basis points		100 basis points		50 basis points
	Increase	Decrease	Increase	Decrease	Increase	Decrease	Increase	Decrease
Goodwill	$(45,000)	$50,000	$(50,000)	$(40,000)	$60,000	$(60,000)
Trade name	$(15,000)	$15,000	$15,000	$(10,000)			$40,000	$(40,000)
(1) An increase of 100 basis points to our assumed non-terminal revenue growth rates would result in approximately $55 million of an estimated increase to the fair value of our goodwill reporting unit, whereas a 100 basis point decrease would result in approximately $45 million of an estimated decrease to the fair value of our goodwill reporting unit.
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

Item 8. Financial Statements and Supplementary Data
ATI Physical Therapy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of ATI Physical Therapy, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ATI Physical Therapy, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations and negative cash flows from operations and requires operational improvement in order to meet its obligations as they become due over the next twelve months, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
The Company completed the annual impairment analysis of goodwill by estimating the fair value of the reporting unit using an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected revenue growth rates and EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. The Company concluded that no goodwill impairment occurred during the year ended December 31, 2024. The Company completed the annual impairment analysis of the trade name indefinite-lived intangible asset by estimating its fair value using the relief from royalty method. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. The Company concluded that no trade name indefinite-lived intangible asset impairment occurred during the year ended December 31, 2024. As of December 31, 2024, the goodwill and trade name indefinite-lived intangible asset balances were $289.7 million and $245.0 million, respectively.
We identified goodwill and trade name indefinite-lived intangible asset impairment assessments as a critical audit matter because of the significant judgments made by management to estimate the respective fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to (1) the selection of the discount rate, relevant market multiples, and forecasts of future revenues and EBITDA margins in estimating the fair value of the reporting unit and (2) the selection of the discount rate, royalty rate, and forecasts of future revenue in estimating the fair value of the trade name indefinite-lived intangible asset.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to (1) the discount rate, relevant market multiples, and forecasts of future revenues and EBITDA margins used by management to estimate the fair value of the reporting unit and (2) the selection of the discount rate, royalty rate, and forecasts of future revenue in estimating the fair value of the trade name indefinite-lived intangible asset, included the following, among others:
•We evaluated management’s ability to accurately forecast revenue and EBITDA margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue and EBITDA margin forecasts by comparing the forecasts to:

◦Historical revenues and EBITDA margins.
◦Forecasted information in industry reports and certain of the Company’s peer companies.
•We evaluated the impact of changes in management’s forecasts of revenue and EBITDA margins from the annual measurement date to December 31, 2024.
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
•With the assistance of our fair value specialists, we evaluated the reasonableness of the trade name indefinite-lived intangible asset (1) valuation methodology, (2) discount rate, and (3) royalty rate by:
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
Net patient revenue and related accounts receivable (before the allowance for doubtful accounts) are recognized at an amount equal to the consideration the Company expects to receive from third-party payors, patients and others for services rendered when the performance obligations under the terms of the contract are satisfied. For the year ended December 31, 2024 net patient revenue was $690.0 million and as of December 31, 2024 accounts receivable (before allowance for doubtful accounts) was $145.3 million.

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
•We performed audit procedures on those related accounts determined to have a significant relationship with net patient revenue, including testing the existence of a sample of accounts receivable balances outstanding as of December 31, 2024.
•We tested the Company’s estimate of contractual and denial allowances by developing an independent expectation of the balance using historical cash collection rates applied to patient revenue before allowances remaining in accounts receivable as of December 31, 2024.
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

/s/ Deloitte and Touche LLP
Chicago, Illinois
March 18, 2025
We have served as the Company's auditor since 2023.

ATI Physical Therapy, Inc.
Consolidated Balance Sheets
($ in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$39,080	$36,802
Accounts receivable (net of allowance for doubtful accounts of $43,327 and $48,055 at December 31, 2024 and December 31, 2023, respectively)	101,967	88,512
Prepaid expenses	13,052	12,920
Insurance recovery receivable	1,087	23,981
Other current assets	2,690	4,367
Assets held for sale	—	2,056
Total current assets	157,876	168,638

Property and equipment, net	81,550	100,422
Operating lease right-of-use assets	178,226	194,423
Goodwill, net	289,650	289,650
Trade name and other intangible assets, net	245,497	245,858
Other non-current assets	5,317	4,290
Total assets	$958,116	$1,003,281

Liabilities, Mezzanine Equity and Stockholders' Equity:
Current liabilities:
Accounts payable	$18,196	$14,704
Accrued expenses and other liabilities	73,300	88,435
Current portion of operating lease liabilities	49,668	51,530
Liabilities held for sale	—	1,778
Total current liabilities	141,164	156,447

Long-term debt, net (1)	452,596	433,578
2L Notes due to related parties, at fair value	97,096	79,472
Deferred income tax liabilities	22,796	21,367
Operating lease liabilities	167,008	185,602
Other non-current liabilities	2,630	2,277
Total liabilities	883,290	878,743
Commitments and contingencies (Note 17)
Mezzanine equity:
Series A Senior Preferred Stock, $0.0001 par value; 1.0 million shares authorized; 0.2 million shares issued and outstanding; $1,407.65 stated value per share at December 31, 2024; $1,249.06 stated value per share at December 31, 2023	246,198	220,393
Stockholders' equity:
Class A common stock, $0.0001 par value; 470.0 million shares authorized; 4.5 million shares issued, 4.2 million shares outstanding at December 31, 2024; 4.2 million shares issued, 4.0 million shares outstanding at December 31, 2023	—	—
Treasury stock, at cost, 0.092 million shares and 0.007 million shares at December 31, 2024 and December 31, 2023, respectively	(726)	(219)
Additional paid-in capital	1,291,980	1,308,119
Accumulated other comprehensive income	14	406
Accumulated deficit	(1,467,605)	(1,409,306)
Total ATI Physical Therapy, Inc. equity	(176,337)	(101,000)
Non-controlling interests	4,965	5,145
Total stockholders' equity	(171,372)	(95,855)
Total liabilities, mezzanine equity and stockholders' equity	$958,116	$1,003,281
(1) Includes $28.0 million and $17.0 million of principal amount of debt due to related parties as of December 31, 2024 and December 31, 2023, respectively.
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 31, 2024	December 31, 2023

Net patient revenue	$689,962	$636,095
Other revenue	63,102	62,921
Net revenue	753,064	699,016

Cost of services:
Salaries and related costs	417,740	382,370
Rent, clinic supplies, contract labor and other	216,020	208,593
Provision for doubtful accounts	15,827	11,251
Total cost of services	649,587	602,214
Selling, general and administrative expenses	99,726	118,728
Long-lived asset impairment charges	1,474	5,591
Operating income (loss)	2,277	(27,517)
Change in fair value of 2L Notes	(3,926)	(24,471)
Change in fair value of warrant liability and contingent common shares liability	(241)	(2,352)
Interest expense, net	58,450	61,039
Other expense, net	553	1,777
Loss before taxes	(52,559)	(63,510)
Income tax expense	1,452	2,568
Net loss	(54,011)	(66,078)
Net income attributable to non-controlling interests	4,288	3,717
Net loss attributable to ATI Physical Therapy, Inc.	(58,299)	(69,795)
Less: Series A Senior Preferred Stock redemption value adjustments	(362)	38,958
Less: Series A Senior Preferred Stock cumulative dividend	26,167	23,219
Net loss available to common stockholders	$(84,104)	$(131,972)

Loss per share of Class A common stock:
Basic	$(19.46)	$(31.93)
Diluted	$(19.46)	$(31.93)
Weighted average shares outstanding:
Basic and diluted	4,321	4,133
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Comprehensive Loss
($ in thousands)

	Year Ended
	December 31, 2024	December 31, 2023

Net loss	$(54,011)	$(66,078)
Other comprehensive loss:
Cash flow hedges	(392)	(4,493)
Comprehensive loss	(54,403)	(70,571)
Net income attributable to non-controlling interests	4,288	3,717
Comprehensive loss attributable to ATI Physical Therapy, Inc.	$(58,691)	$(74,288)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Changes in Stockholders' Equity
($ in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	3,967,146	$—	1,540	$(146)	$1,378,716	$4,899	$(1,339,511)	$4,489	$48,447
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(80,053)	—	—	—	(80,053)
Capital contribution from recognition of delayed draw asset	—	—	—	—	690	—	—	—	690
Vesting of restricted shares distributed to holders of Incentive Common Units	2,873	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	41,510	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(5,254)	—	5,254	(73)	—	—	—	—	(73)
Issuance of common stock for fractional adjustments related to Reverse Stock Split	26,346	—	—	—	—	—	—	—	—
Non-cash share-based compensation	—	—	—	—	8,766	—	—	—	8,766
Other comprehensive loss	—	—	—	—	—	(4,493)	—	—	(4,493)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(3,061)	(3,061)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	3,717	3,717
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(69,795)	—	(69,795)
Balance at December 31, 2023	4,032,621	$—	6,794	$(219)	$1,308,119	$406	$(1,409,306)	$5,145	$(95,855)
Series A Senior Preferred Stock dividends and redemption value adjustments	—	—	—	—	(25,805)	—	—	—	(25,805)
Vesting of restricted shares distributed to holders of Incentive Common Units	1,328	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units and awards	290,304	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted stock units and awards	(85,207)	—	85,207	(507)	—	—	—	—	(507)
Non-cash share-based compensation	—	—	—	—	9,666	—	—	—	9,666
Other comprehensive loss	—	—	—	—	—	(392)	—	—	(392)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(4,468)	(4,468)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	4,288	4,288
Net loss attributable to ATI Physical Therapy, Inc.	—	—	—	—	—	—	(58,299)	—	(58,299)
Balance at December 31, 2024	4,239,046	$—	92,001	$(726)	$1,291,980	$14	$(1,467,605)	$4,965	$(171,372)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ATI Physical Therapy, Inc.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended
	December 31, 2024	December 31, 2023
Operating activities:
Net loss	$(54,011)	$(66,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Long-lived asset impairment charges	1,474	5,591
Depreciation and amortization	33,239	37,412
Provision for doubtful accounts	15,827	11,251
Deferred income tax provision	1,429	2,481
Non-cash lease expense related to right-of-use assets	46,983	47,926
Non-cash share-based compensation	9,666	8,766
Amortization of debt issuance costs and original issue discount	3,043	2,889
Non-cash interest expense	446	6,567
Loss on extinguishment of debt	—	444
Loss on disposal and sale of assets	335	1,743
Change in fair value of 2L Notes	(3,926)	(24,471)
Change in fair value of warrant liability and contingent common shares liability	(241)	(2,352)
Change in fair value of non-designated derivative instrument	(320)	475
Changes in:
Accounts receivable, net	(29,282)	(18,604)
Insurance recovery receivable	22,894	(23,048)
Prepaid expenses and other current assets	(2,095)	3,595
Other non-current assets	(1,027)	(2,413)
Accounts payable	3,407	1,138
Accrued expenses and other liabilities	(15,224)	42,017
Operating lease liabilities	(52,439)	(47,732)
Other non-current liabilities	656	37
Net cash used in operating activities	(19,166)	(12,366)

Investing activities:
Purchases of property and equipment	(14,850)	(17,322)
Proceeds from sale of property and equipment	120	91
Proceeds from sale of clinics	479	355
Payment of holdback liabilities related to acquisitions	—	(490)
Net cash used in investing activities	(14,251)	(17,366)

Financing activities:
Proceeds from long-term debt from related parties	10,500	—
Proceeds from 2L Notes from related parties	25,000	3,243
Financing transaction costs	—	(6,287)
Deferred financing costs	(653)	(84)
Proceeds from revolving line of credit	31,153	35,000
Payments on revolving line of credit	(25,323)	(44,750)
Payment of contingent consideration liabilities	(7)	(593)
Taxes paid on behalf of employees for shares withheld	(507)	(73)
Distribution to non-controlling interest holders	(4,468)	(3,061)
Net cash provided by (used in) financing activities	35,695	(16,605)

Changes in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	2,278	(46,337)
Cash and cash equivalents at beginning of period	36,802	83,139
Cash and cash equivalents at end of period	$39,080	$36,802

Supplemental noncash disclosures:
Derivative changes in fair value (1)	$392	$4,493
Purchases of property and equipment in accounts payable	$2,730	$2,645
Exchange of Senior Secured Term Loan for related party 2L Notes	$—	$100,000
Debt discount on Senior Secured Term Loan	$—	$(1,797)
Capital contribution from recognition of delayed draw right asset	$—	$690
Series A Senior Preferred Stock dividends and redemption value adjustments	$25,805	$80,053
Exchange of delayed draw right for related party 2L Notes	$3,450	$—

Other supplemental disclosures:
Cash paid for interest	$55,838	$52,893
Cash received from hedging activities	$399	$5,380
Cash received from taxes, net of payments	$14	$45
(1) Derivative changes in fair value related to net unrealized loss on cash flow hedges, including the impact of reclassifications.
The accompanying notes to the consolidated financial statements are an integral part of these statements.

Note 1. Overview of the Company
ATI Physical Therapy, Inc., together with its subsidiaries (herein referred to as “we,” "our," “the Company,” “ATI Physical Therapy” or “ATI”), is a nationally recognized healthcare company, specializing in outpatient rehabilitation and adjacent healthcare services. The Company provides outpatient physical therapy services under the name ATI Physical Therapy and, as of December 31, 2024, had 866 clinics located in 24 states (as well as 16 clinics under management service agreements). The Company was founded in 1996 under the name Assessment Technologies Inc. Fortress Value Acquisition Corp. II ("FAII" or "FVAC") was organized as a Delaware corporation in 2020 and assisted in the Company's initial public offering, upon which it was renamed to ATI Physical Therapy, Inc. The Company offers a variety of services within its clinics, including physical therapy to treat spine, shoulder, knee and neck injuries or pain; work injury rehabilitation services, such as work conditioning and work hardening; hand therapy; and other specialized treatment services.
Recent Developments
On December 3, 2024, the New York Stock Exchange ("NYSE") delisted the Company's Class A common stock from trading as a result of non-compliance with its requirement to maintain an average global market capitalization of at least $15.0 million over a period of 30 consecutive trading days. The Company's common stock is currently traded on the Over The Counter ("OTC") Pink Open Market under the ticker symbol "ATIP."
On December 17, 2024, the Company commenced a tender offer to purchase for cash up to 1,650,000 shares of its Class A common stock at a purchase price of $2.85 per share. The Company intended to fund the tender offer with proceeds from the issuance of $6.0 million in debt, contingent upon the satisfaction of conditions outlined in the Company's Third Amendment to Note Purchase Agreement, dated December 12, 2024. On January 16, 2025, the Company terminated the tender offer due to a condition not being satisfied and, as a result, the related debt issuance did not occur.
Effective January 10, 2025, Joseph Jordan resigned from his position as the Chief Financial Officer of the Company. Effective January 13, 2025, Scott Rundell, Vice President of Finance, has been appointed to serve as interim Chief Financial Officer of the Company.
On March 3, 2025 (the "Fourth Amendment Closing Date"), the Company entered into the Fourth Amendment to Note Purchase Agreement, pursuant to which the Company issued $26.0 million of 2L Notes (the "Fourth Amendment 2L Notes"). The Fourth Amendment 2L Notes will mature on August 24, 2028 and will bear interest at a rate of 8.0% per annum, payable quarterly in-kind in the form of additional Fourth Amendment 2L Notes. The Fourth Amendment 2L Notes are convertible into common stock of the Company at a price of $1.35 per share and were not issued with Series B Preferred Stock. Additionally, the Conversion Price for the Company's outstanding 2L Notes was adjusted to $1.35 per share, and the Voting Rights Conversion Price for the Company's outstanding Series B Preferred Stock was adjusted to $1.35 per share. Refer to Note 8 - Borrowings for more information.

As of the Fourth Amendment Closing Date, certain funds managed by and affiliated with Knighthead Capital Management, LLC (collectively, “Knighthead”), Marathon Asset Management, L.P. (collectively, ”Marathon”), Advent International, L.P. (collectively “Advent”), Caspian Capital LP (collectively, “Caspian”), and Onex Corporation (collectively, “Onex” and together with Knighthead, Marathon, Advent, and Caspian, the “Significant Stockholders”) collectively hold, on an as converted basis and not including outstanding warrants, 128,372,300 shares of Common Stock, representing approximately 98.6% of the issued and outstanding shares of Common Stock. The Significant Stockholders (other than Advent) also collectively hold 100% in voting power of the Company’s outstanding Series B Preferred Stock. Such holdings, if aggregated by the Significant Stockholders, may enable such stockholders to consummate a “short-form merger” pursuant to Sections 253 or 267 of the Delaware General Corporation Law (the “DGCL”) without any action by the Company’s board of directors or by the Company’s other stockholders. While the Significant Stockholders have not determined that they will (and there is no agreement or understanding among them to) consummate a short-form merger, the Significant Stockholders (other than Advent) have each agreed, for a period of 12 months following the Fourth Amendment Closing Date, not to consent to, participate in or consummate any short-form merger of the Company or any of its affiliates pursuant to Sections 253 or 267 of the DGCL unless such short-form merger is at a price per share of Common Stock no lower than $2.85 per share, except as may otherwise be approved by the Company’s board of directors.
On March 17, 2025, the Company filed a Form 15 to terminate the registration of the Company's common stock and public warrants under Section 12(g) of the Exchange Act, and suspended the Company's reporting obligations under Section 15(d) of the Exchange Act. Therefore, the Company expects this Annual Report on Form 10-K to be its last filing with the SEC until such time as the Company is required to, or otherwise elects, to make filings with the SEC pursuant to SEC rules and regulations.
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
As of December 31, 2024, the Company had $39.1 million in cash and cash equivalents with no available capacity under its revolving credit facility. The Company was in compliance with its minimum liquidity covenant under the 2022 Credit Agreement (as defined in Note 8) as of December 31, 2024.
The Company has continued to generate negative operating cash flows and net losses. For the year ended December 31, 2024, the Company had cash flows used in operating activities of $19.2 million and net loss of $54.0 million. These results are, in part, due to the Company's current capital structure, including cash interest costs, and the Company's pace of visit volume and operating performance at the clinic level. The Company has continued to fund cash used in operations primarily from financing activities and expects to need additional liquidity to continue funding working capital requirements, necessary capital expenditures as well as to be available for general corporate purposes, including interest repayments. The Company is at risk of insufficient funding to meet its obligations as they become due within twelve months after the date that these consolidated financial statements are issued. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
On June 15, 2023, the Company completed a debt restructuring transaction under its 2022 Credit Agreement including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) second lien paid-in-kind convertible notes (the “2L Notes”) and (B) shares of Series B Preferred Stock (as defined in Note 8). The Company utilized the delayed draw of $25.0 million during the year ended December 31, 2024.
On October 2, 2024, the Company entered into the Second Amendment to Note Purchase Agreement, pursuant to which the Company issued $10.5 million of second lien paid-in-kind notes (the "Second Lien Loans"). Refer to Note 8 - Borrowings for more information about the Second Lien Loans.
On March 3, 2025, the Company entered into the Fourth Amendment to Note Purchase Agreement, pursuant to which the Company issued $26.0 million of Fourth Amendment 2L Notes. Refer to Note 8 - Borrowings for more information.

The Company plans to continue its efforts to improve its operating results and cash flow through increases to clinical staffing levels, improvements in clinician productivity, increases in patient visit volumes, referrals and rate per visit and controlling costs and capital expenditures. There can be no assurances that the Company's plan will be successful in any of these respects.
Future liquidity needs are expected to require additional sources of liquidity beyond operating results. Additional liquidity sources considered include but are not limited to:
•raising additional debt and/or equity capital,
•disposal of assets, and/or
•other strategic alternatives to improve its business, results of operations and financial condition.
There can be no assurance that the Company will be successful in accessing such alternative options or financing if or when needed. Furthermore, on March 17, 2025, the Company filed a Form 15 to terminate the registration of the Company's common stock and public warrants under Section 12(g) of the Exchange Act and suspend the Company's reporting obligations under Section 15(d) of the Exchange Act, which will limit its ability to raise equity capital through the public markets in the future. Failure to access such alternative options or financing, if or when needed, could have a material adverse impact on the Company's business, financial condition, results of operations and cash flows, and may lead to events including bankruptcy, reorganization or insolvency.
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

Segment reporting
The Company reports segment information based on the management approach. The management approach focuses on the internal reporting that is used by management to make decisions and assess performance to determine the Company’s reportable segments. All of the Company’s operations are conducted within the United States. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment. Significant segment expenses are included in the table below:

	Year Ended
	December 31, 2024	December 31, 2023
Net revenue	$753,064	$699,016
Labor and benefits	413,824	378,412
Other operating expense	192,727	183,259
Provision for doubtful accounts	15,827	11,251
General and administrative expenses	81,054	85,593
Other segment items(1)	103,643	106,579
Net loss	$(54,011)	$(66,078)
(1)Includes net income attributable to non-controlling interests, interest expense, net, income tax expense, depreciation and amortization expense, long-lived asset impairment charges, change in fair value of 2L Notes, warrant liability and contingent common shares liability, share-based compensation, non-ordinary legal and regulatory matters, legal cost insurance reimbursements, transaction costs, and certain other items of a significant or unusual nature.
Cash, cash equivalents and restricted cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less when issued. Cash and cash equivalents held by subsidiaries that are less than wholly-owned were $11.7 million and $10.9 million as of December 31, 2024 and December 31, 2023, respectively, and are included within the cash and cash equivalents amounts presented within our consolidated balance sheets.
Restricted cash consists of cash held as collateral in relation to the Company's corporate credit card agreement. Restricted cash included within cash and cash equivalents as presented within our consolidated balance sheets as of December 31, 2024 and December 31, 2023, and our consolidated statements of cash flows for the year ended December 31, 2024 and December 31, 2023 was $0.8 million.
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
As of December 31, 2024 and 2023, total assets of RSFH were $10.9 million and $10.6 million, respectively, and total liabilities were $5.2 million and $4.9 million, respectively. In general, the assets are available primarily for the settlement of obligations of RSFH.
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
Property and equipment
Property and equipment is recorded at cost less accumulated depreciation, except during an acquisition of a business, in which case the assets are initially recorded at fair value. Depreciation is calculated using the straight-line method and is provided in amounts sufficient to attribute the cost of depreciable assets to operations over the estimated useful lives. The approximate useful life of each class of property and equipment is as follows:

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

Impairment of long-lived assets
The Company reviews the recoverability of long-lived assets, including operating lease right-of-use assets, whenever events or circumstances occur indicating that the carrying value of the asset may not be recoverable. If the undiscounted cash flows related to the long-lived asset or asset group are not sufficient to recover the remaining carrying value of such asset or asset group, an impairment charge is recognized for the excess carrying amount over the fair value of the asset or asset group. The Company noted triggering events during 2024 and 2023 which resulted in the recording of impairment losses of $1.5 million and $5.6 million for the years ended December 31, 2024 and 2023, respectively.
Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill and indefinite-lived intangible assets under Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate that impairment may exist. The Company did not note any triggering events during 2024 or 2023 that resulted in the recording of an impairment loss. Refer to Note 5 - Goodwill, Trade Name and Other Intangible Assets for further details.
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
Goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment. If the impairment test indicates that the carrying value of the reporting unit exceeds its fair value, then a goodwill impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statements of operations in an amount equal to the excess carrying value over fair value. Fair value is determined using valuation techniques based on estimates, judgments and assumptions the Company believes are appropriate in the circumstances. The Company completed the annual impairment analysis of goodwill during the fourth quarter of 2024 by estimating its fair value using an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected revenue growth rates and EBITDA margins, the terminal growth rate, the discount rate and relevant market multiples. The Company completed the annual impairment analysis of the indefinite-lived intangible asset during the fourth quarter of 2024 by estimating its fair value using the relief from royalty method. The key assumptions associated with determining the estimated fair value include projected revenue growth rates, the royalty rate, the discount rate and the terminal growth rate.

Deferred financing costs
Original debt issuance discounts and costs incurred related to debt financing are recorded as a reduction to debt and amortized ratably over the term of the related debt agreement, using the effective interest method. Deferred financing costs related to revolving credit facilities are recognized as assets and amortized ratably over the term of the related agreement using the effective interest method. Deferred financing costs are amortized to interest expense, net in the Company’s consolidated statements of operations. The Company recognized amortization of deferred debt issuance costs of $1.6 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively. The Company recognized amortization of original debt issuance discounts of $1.4 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively.
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
Warrant liability
The Company accounts for its outstanding IPO Warrants in accordance with the guidance contained in ASC Topic 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the IPO Warrants do not meet the criteria for equity treatment thereunder. As such, each IPO Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in change in fair value of warrant liability and contingent common shares liability in the Company’s consolidated statements of operations. The amounts related to the warrant liability are recognized in other non-current liabilities in the Company's consolidated balance sheets.
Contingent common shares liability
The Company accounts for its potential Earnout Shares and Vesting Shares as a liability in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in change in fair value of warrant liability and contingent common shares liability in the Company’s consolidated statements of operations. The amounts related to the Earnout Shares and Vesting Shares are recognized in other non-current liabilities in the Company's consolidated balance sheets.
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
Refer to Note 14 - Fair Value Measurements for valuation techniques and inputs related to the Company's financial instruments.
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
The 2L Notes are accounted for as a liability in the Company's consolidated balance sheets. The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement, dated April 17, 2023, by and among the Company, Wilco Holdco, Inc., Wilco Intermediate Holdings, Inc., the Borrower (as defined below), the purchasers party thereto and Wilmington Savings Fund Society, FSB (as amended, the "Second Lien Note Purchase Agreement"). As such, the 2L Notes are initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in change in fair value of 2L Notes in the Company’s consolidated statements of operations. Any changes in fair value related to changes in the Company's credit risk is recognized as a component of accumulated other comprehensive income (loss).
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

ASC 740 provides guidance on how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. A tax position that meets the more-likely-than-not recognition threshold is measured and recognized in the consolidated financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Tax positions deemed to not meet a more-likely-than-not threshold may not be recognized in the financial statements. The Company reviews these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and if any tax uncertainties were identified, the Company would recognize them accordingly. The liability relating to uncertain tax positions is classified as current in the consolidated balance sheets to the extent the Company anticipates making a payment within one year. The Company did not identify any uncertain tax positions in the years ended December 31, 2024 and December 31, 2023. Interest and penalties associated with income taxes are classified in the income tax expense line in the consolidated statements of operations.
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
Advertising costs
Advertising costs are expensed as incurred or when services are rendered. Advertising costs included in cost of services were $2.6 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively. Advertising costs included in selling, general and administrative expenses were $5.2 million and $4.5 million for the years ended December 31, 2024 and 2023, respectively.
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
The ROU asset is subject to testing for impairment if there is an indicator for impairment, in accordance with the impairment accounting guidance for long-lived assets. The Company noted triggering events during 2024 and 2023 which resulted in the recording of ROU asset impairment losses during the years ended December 31, 2024 and 2023, which are included in total long-lived asset impairment losses and are immaterial. The amortization of operating lease ROU assets and the accretion of operating lease liabilities are reported together as fixed lease expense. The fixed lease expense is recognized on a straight-line basis over the life of the lease. If the ROU asset has been impaired, lease expense is no longer recognized on a straight-line basis. The lease liability continues to amortize using the effective interest method, while the ROU asset is subsequently amortized on a straight-line basis.
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
Recently adopted accounting guidance
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides guidance to improve the disclosures for reportable segments through enhanced disclosures about significant segment expenses. This ASU is effective for the Company's annual financial statements to be issued for the year ended December 31, 2024, and the Company's interim financial statements during the year ended December 31, 2025, with early adoption permitted. This ASU shall be applied on a retrospective basis for all prior periods presented in the financial statements. The Company adopted this new accounting standard in its Annual Report on Form 10-K for the year ended December 31, 2024. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

Recent accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides guidance to improve the disclosures for income taxes primarily through enhanced rate reconciliation and income taxes paid disclosures. This ASU is effective for the Company's annual financial statements for the year ended December 31, 2025, with early adoption permitted, and shall be applied on a prospective basis. The Company expects to adopt this new accounting standard in its annual financial statements for the year ended December 31, 2025, and does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires information about certain costs and expenses to be disclosed in the notes to financial statements. This ASU is effective for the Company's annual financial statements for the year ended December 31, 2027, and the Company's interim financial statements during the year ended December 31, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which improve the relevance and consistency in the application of the induced conversion guidance. The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments do not change the other criteria that are required to be satisfied to account for a settlement transaction as an induced conversion. This ASU is effective for the Company's interim and annual financial statements for the year ended December 31, 2026, with early adoption permitted, and may be applied on either a prospective or a retrospective basis. The Company is currently evaluating the impact of adopting this standard.
Note 3. Divestitures
Clinics held for sale
The Company determined during the fourth quarter of 2023 and through 2024 to sell certain clinics. The Company classified the assets and liabilities of these clinics as held for sale at the lower of its carrying amount or fair value less cost to sell. The clinics did not meet the criteria to be classified as discontinued operations. During the year ended December 31, 2024, the Company completed all but one of its anticipated divestitures and concluded the remaining clinic was no longer probable of being divested. As such, the remaining assets and liabilities previously classified as held for sale were reclassified as held and used into the respective line items within the consolidated balance sheet.
There were no assets or liabilities classified as held for sale as of December 31, 2024. Major classes of assets and liabilities classified as held for sale as of December 31, 2023 were as follows (in thousands):

December 31, 2023
Property and equipment, net	674
Operating lease right-of-use assets	1,382
Total assets held for sale	$2,056

Current portion of operating lease liabilities	357
Operating lease liabilities	1,421
Total liabilities held for sale	$1,778

Note 4. Revenue from Contracts with Customers and Accounts Receivable
The following table disaggregates net revenue by major service line for the periods indicated below (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Net patient revenue	$689,962	$636,095
ATI Worksite Solutions (1)	36,639	37,219
Management Service Agreements (1)	15,316	14,831
Sports Medicine and other revenue (1)	11,147	10,871
	$753,064	$699,016
(1)ATI Worksite Solutions, Management Service Agreements and Sports Medicine and other revenue are included within other revenue on the face of the consolidated statements of operations.
The following table disaggregates net patient revenue for each associated payor class as a percentage of total net patient revenue for the periods indicated below:

	Year Ended
	December 31, 2024	December 31, 2023
Commercial	58.7%	58.6%
Government	22.2%	23.2%
Workers’ compensation	11.8%	11.7%
Other (1)	7.3%	6.5%
	100.0%	100.0%
(1) Primarily comprised of net patient revenue from auto personal injury reimbursement.
Accounts receivable, net of allowance for doubtful accounts was $102.0 million and $88.5 million as of December 31, 2024 and December 31, 2023, respectively. The following table presents the changes in net allowance for doubtful accounts for the periods indicated below:

	Year Ended
	December 31, 2024	December 31, 2023
Allowance for doubtful accounts, beginning of period	$48,055	$47,620
Provision for doubtful accounts	15,827	11,251
Write-offs and other adjustments	(20,555)	(10,816)
Allowance for doubtful accounts, end of period	$43,327	$48,055
Note 5. Goodwill, Trade Name and Other Intangible Assets
The Company's indefinite-lived intangible asset consists of the ATI trade name. The Company tests the indefinite-lived intangible asset for impairment on an annual basis during the fourth quarter. The Company concluded that no indefinite-lived intangible asset impairment existed at the time of annual impairment tests performed for the years ended December 31, 2024 and 2023.

The Company has one reporting unit for purposes of the Company’s goodwill impairment test, which is completed on an annual basis during the fourth quarter. The Company concluded that no goodwill impairment existed at the time of the annual impairment tests performed for the years ended December 31, 2024 and 2023.
Changes in the carrying amount of goodwill during the current year consisted of the following (in thousands):

Goodwill at December 31, 2023 (1)	$289,650
Impairment charges	—
Goodwill at December 31, 2024 (1)	$289,650
(1) Net of accumulated impairment losses of $1,045.7 million.
The table below summarizes the Company’s carrying amount of trade name and other intangible assets at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
ATI trade name (1)	$245,000	$—	$245,000	$245,000	$—	$245,000
Non-compete agreements	770	(500)	270	2,395	(1,807)	588
Other intangible assets	640	(413)	227	640	(370)	270
Total	$246,410	$(913)	$245,497	$248,035	$(2,177)	$245,858
(1) Not subject to amortization.
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

Note 6. Property and Equipment
Property and equipment consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Equipment	$38,350	$37,984
Furniture and fixtures	14,908	14,311
Leasehold improvements	180,178	178,888
Computer equipment and software	109,965	108,749
Construction-in-progress	3,184	2,134
	346,585	342,066
Accumulated depreciation and amortization	(265,035)	(241,644)
Property and equipment, net	$81,550	$100,422
Property and equipment includes gross internally developed computer software costs within computer equipment and software in the amount of $69.5 million and $66.1 million as of December 31, 2024 and December 31, 2023, respectively, with associated accumulated amortization of $62.1 million and $55.6 million, respectively. The related amortization expense was $6.6 million and $7.7 million for the year ended December 31, 2024 and 2023, respectively.
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
The following table presents the amount of depreciation and amortization expense related to property and equipment recorded in rent, clinic supplies, contract labor and other and selling, general and administrative expenses in the Company’s consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Rent, clinic supplies, contract labor and other	$23,520	$25,179
Selling, general and administrative expenses	9,358	11,509
Total depreciation and amortization expense	$32,878	$36,688

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Salaries and related costs	$42,373	$37,630
Credit balances due to patients and payors	9,382	7,712
Accrued professional fees	5,318	4,146
Accrued interest	4,606	4,913
Accrued contract labor	3,032	2,255
Accrued occupancy costs	1,987	2,593
Accrued legal settlement (1)	1,472	21,324
Other payables and accrued expenses	5,130	7,862
Total	$73,300	$88,435
(1) Includes estimated liability of $20.0 million related to settlement agreement as of December 31, 2023. A final approval hearing was held on September 24, 2024, and the settlements were finally approved. The appeals period expired 30 days later, and the settlement funds were disbursed in accordance with the terms of the stipulation. As a result, the previously recorded liability and insurance recovery receivable related to the settlements were released as of December 31, 2024. Refer to Note 17 - Commitments and Contingencies for additional information.
Note 8. Borrowings
Long-term debt, net consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Senior Secured Term Loan (1, 2) (due February 24, 2028)	$410,048	$410,048
Second Lien Loans (3) (due August 24, 2028)	10,946	—
Revolving Loans (4) (due February 24, 2027)	44,280	38,450
Less: unamortized debt issuance costs	(6,603)	(7,395)
Less: unamortized original issue discount	(6,075)	(7,525)
Total debt, net	452,596	433,578
Less: current portion of long-term debt	—	—
Long-term debt, net	$452,596	$433,578
(1) Interest rate of 11.5% and 12.7% at December 31, 2024 and December 31, 2023, respectively, with interest payable in cash in designated installments at a variable interest rate. The effective interest rate was 12.6% and 13.9% at December 31, 2024 and December 31, 2023, respectively.
(2) Includes $10.0 million of interest previously paid-in-kind and added to the principal amount.
(3) Interest rate of 17.0% at December 31, 2024, with interest payable in kind in the form of additional Second Lien Loans. Includes $0.4 million of interest paid-in-kind and added to the principal amount as of December 31, 2024. The effective interest rate was 18.7% at December 31, 2024.
(4) Weighted average interest rate of 8.5% at December 31, 2024 and 9.5% at December 31, 2023, with interest payable in cash in designated installments at a variable interest rate.

2L Notes due to related parties, at fair value consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
2L Notes due to related parties, at fair value (1)	$97,096	$79,472
(1) The effective interest rate for the 2L Notes was 8.0% at both December 31, 2024 and December 31, 2023.
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
Based on the results of the cash flow tests and requirements pursuant to ASC Topic 470, Debt, the Company accounted for the impacts related to amounts held by HPS Investment Partners, LLC as a modification, and the impacts related to amounts held and exchanged by Onex Credit Partners, LLC (“Onex”), Knighthead Capital Management, LLC (“Knighthead”) and Marathon Asset Management, L.P. (“Marathon”) as an extinguishment. The Company recognized $0.4 million in loss on debt extinguishment within other expense, net in the consolidated statements of operations related to lenders treated under extinguishment accounting during the year ended December 31, 2023. The loss on debt extinguishment consisted of various offsetting components, including the derecognition of $4.3 million of unamortized deferred financing costs and original issue discount on the Senior Secured Term Loan and the recognition of $0.7 million of fair value premium at issuance on the 2L Notes, offset by the recognition of $2.8 million in delayed draw right assets related to the commitment provided by certain lenders and the recognition of $1.8 million of incremental original issue discount on the Senior Secured Term Loan.
2022 Credit Agreement
Effective February 24, 2022, ATI Holdings Acquisition, Inc. (the "Borrower"), an indirect subsidiary of the Company, entered into a credit agreement among the Borrower, Wilco Intermediate Holdings, Inc. ("Holdings"), as loan guarantor, Barclays Bank PLC, as administrative agent and issuing bank, and a syndicate of lenders (as amended, the "2022 Credit Agreement"). The 2022 Credit Agreement provided an initial $550.0 million credit facility (the "2022 Credit Facility") that was comprised of a $500.0 million senior secured term loan (the "Senior Secured Term Loan") and a $50.0 million "super priority" senior secured revolver (the "Revolving Loans") with a $10.0 million letter of credit sublimit. The 2022 Credit Agreement was subsequently amended as part of the 2023 Debt Restructuring, in which $100.0 million of the initial Senior Secured Term Loan principal was exchanged for 2L Notes.

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
As of December 31, 2024, the outstanding principal amount on the Senior Secured Term Loan was $410.0 million, of which $17.0 million was due to related parties and is primarily attributable to Onex. As of December 31, 2024, borrowings on the Senior Secured Term Loan bear interest, payable in cash, at 11.5%, consisting of 12-month SOFR, subject to a 1.0% floor, plus a credit spread of 7.25%.
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
As of December 31, 2024, $44.3 million in Revolving Loans were outstanding and bearing interest, payable in cash, at a weighted average rate of 8.5%, consisting of 12-month SOFR plus a credit spread of approximately 4.3%. During the year ended December 31, 2024, the Company repaid approximately $25.3 million in Revolving Loans and drew an additional $31.2 million in Revolving Loans.
Commitment fees on the Revolving Loans are payable quarterly at 0.5% per annum on the daily average undrawn portion for the quarter and are expensed as incurred. The balances of unamortized issuance costs related to the Revolving Loans were $0.3 million as of December 31, 2024, and $0.5 million as of December 31, 2023.
Letters of Credit
The Company had letters of credit totaling $5.7 million and $6.5 million under the letter of credit sub-facility on the Revolving Loans as of December 31, 2024 and December 31, 2023, respectively. The letters of credit auto-renew on an annual basis and are pledged to insurance carriers as collateral.
Guarantees, covenants and prepayments
The 2022 Credit Facility is guaranteed by certain of the Company’s subsidiaries and is secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly-owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions.

The 2022 Credit Agreement contains customary covenants and restrictions, including financial and non-financial covenants. In accordance with Amendment No. 2 to the Credit Agreement, the financial covenants require the Company to maintain $10.0 million of minimum liquidity, as defined in the agreement, at each test date through the fourth quarter of 2024. Additionally, beginning in the first quarter of 2025, the Company must maintain a Secured Net Leverage Ratio, as defined in the agreement, not to exceed 11.00:1.00. The net leverage ratio covenant decreases in the second quarter of 2025 to 10.00:1.00 and further decreases each subsequent quarter to 9.00:1.00 in the third quarter of 2025, 8.00:1.00 in the fourth quarter of 2025, 7.50:1.00 in the first quarter of 2026 and to 7.00:1.00 in the second quarter of 2026, which remains applicable through maturity. The financial covenants are tested as of each fiscal quarter end for the respective periods. As of December 31, 2024, the Company is in compliance with its minimum liquidity financial covenant.
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
The 2L Notes are subordinated in right of payment and lien priority to the 2022 Credit Facility and mature on August 24, 2028, unless earlier converted, accrue interest at an annual rate of 8.0% payable in-kind on a quarterly basis in the form of additional 2L Notes, and are convertible into shares of common stock, at the holder’s option, at a fixed conversion price, subject to certain adjustments in the agreement (the "Conversion Price"). The initial Conversion Price for the 2L Notes was $12.50 per share. On March 3, 2025, the Company entered into the Fourth Amendment to Note Purchase Agreement, pursuant to which the Conversion Price for the Company's outstanding 2L Notes was adjusted to $1.35 per share. Upon conversion of the 2L Notes, the Company shall deliver to the holder a number of shares of common stock equal to (i) the principal amount of such 2L Notes plus any accrued and unpaid interest divided by (ii) the Conversion Price then in effect.

On or after the second anniversary of the Fourth Amendment Closing Date and subject to certain conditions, the Company may, at its option, elect to convert a portion of the outstanding 2L Notes into the number of shares of common stock based on the Conversion Price then in effect.
The Company has made an irrevocable election to account for the 2L Notes under the fair value option in accordance with ASC Topic 825, Financial Instruments, in lieu of bifurcating certain features in the Second Lien Note Purchase Agreement. As such, the 2L Notes were initially recorded as a liability at estimated fair value and are subject to re-measurement at each balance sheet date with changes in fair value recognized in the Company's statements of operations. The interest cost associated with the 2L Notes is accounted for as part of the change in fair value of the 2L Notes. As a result of applying the fair value option, direct costs and fees related to the issuance of the 2L Notes were expensed as incurred. As of December 31, 2024, the principal amount and estimated fair value of the 2L Notes were approximately $143.8 million and $97.1 million, respectively. As of December 31, 2023, the principal amount and estimated fair value of the 2L Notes were approximately, $107.8 million and $79.5 million, respectively. Refer to Note 14 - Fair Value Measurements for further details on the fair value of the 2L Notes.
The following table presents changes in the principal amount of the 2L Notes during the current year (in thousands):

2L Notes, principal amount at December 31, 2023	$107,812
2L Notes issued during period	25,000
Paid-in-kind interest added during period	11,010
2L Notes, principal amount at December 31, 2024	$143,822
As of December 31, 2024, of the 2L Notes principal outstanding and due to related parties, approximately $72.2 million, $55.9 million, $10.3 million, and $5.4 million were outstanding with Knighthead, Marathon, Onex, and Caspian Capital LP ("Caspian"), respectively. As of December 31, 2023, of the 2L Notes principal outstanding and due to related parties, approximately $54.7 million, $43.6 million and $9.5 million were outstanding with Knighthead, Marathon, and Onex, respectively.
On March 3, 2025, the Company entered into the Fourth Amendment to Note Purchase Agreement, pursuant to which the Company issued $26.0 million of Fourth Amendment 2L Notes. The Fourth Amendment 2L Notes will mature on August 24, 2028 and will bear interest at a rate of 8.0% per annum, payable quarterly in-kind in the form of additional Fourth Amendment 2L Notes. The Fourth Amendment 2L Notes are convertible into common stock of the Company and were not issued with Series B Preferred Stock.
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

During the year ended December 31, 2024, the Company issued $25.0 million of aggregate principal in the form of 2L Notes under its Delayed Draw Right, which are subject to the same terms as the convertible 2L Notes and associated shares of Series B Preferred Stock allowing for voting rights on an as-converted basis prior to conversion. Approximately $12.0 million, $8.0 million, and $5.0 million of the 2L Notes were issued to Knighthead, Marathon and Caspian, respectively. The Delayed Draw Right assets were de-recognized upon issuance of 2L Notes under the Delayed Draw Right which reduced the initial carrying value of the 2L Notes in the form of an original issue discount.
Series B Preferred Stock
The 2L Notes are effectively stapled with one share of the Company’s Series B Preferred Stock for every $1,000 principal amount of the 2L Notes, with the exception of the Fourth Amendment 2L Notes which were not issued with Series B Preferred Stock. The Series B Preferred Stock represents voting rights only, with the number of votes being equal to the number of shares of common stock that each share of Series B Preferred Stock would convert into at a fixed conversion price, subject to certain adjustments that arise from adjustments to the 2L Notes Conversion Price (the "Voting Rights Conversion Price"). The initial Voting Rights Conversion price was $12.87 per share. On March 3, 2025, the Company entered into the Fourth Amendment to Note Purchase Agreement, pursuant to which the Voting Rights Conversion Price for the Company's outstanding Series B Preferred Stock was adjusted to $1.35 per share. Additional voting rights accrue to the lenders through the deemed issuance of the annual 8.0% paid-in-kind 2L Notes with stapled shares of Series B Preferred Stock. The Series B Preferred Stock does not have any dividend or redemption rights. Upon conversion of 2L Notes to common stock, the stapled shares of Series B Preferred Stock would be canceled in an amount commensurate with the portion of 2L Notes converted.
The following table presents approximate changes in outstanding shares of Series B Preferred Stock during the current year (in thousands):

Series B Preferred Stock, shares at December 31, 2023 (1)	108
Increase in shares during period	36
Series B Preferred Stock, shares at December 31, 2024 (2)	144

Common stock voting rights, as converted basis (3)	11,174
(1) As of December 31, 2023, of the Series B Preferred Stock shares, 54,702, 43,571, and 9,530 shares were held by Knighthead, Marathon, and Onex, respectively.
(2) As of December 31, 2024, of the Series B Preferred Stock shares, 72,234, 55,858, 10,333, and 5,381 shares were held by Knighthead, Marathon, Onex and Caspian, respectively.
(3) Represents approximate shares of Series B Preferred Stock outstanding at end of period, times $1,000, divided by the contractual Voting Rights Conversion Price in effect at December 31, 2024 of $12.87 per share.
Second Lien Loans
On October 2, 2024, the Company entered into the Second Amendment to Note Purchase Agreement, pursuant to which the Company issued $10.5 million of Second Lien Loans, of which half was issued to Knighthead and half was issued to Marathon. The Second Lien Loans mature on August 24, 2028 and bear interest at a rate of 17.0% per annum, payable quarterly in-kind in the form of additional Second Lien Loans. The Second Lien Loans are not convertible into common stock of the Company and were not issued with Series B Preferred Stock. As of December 31, 2024, the outstanding principal amount on the Second Lien Loans and due to related parties was $10.9 million, of which half was due to Knighthead and half was due to Marathon.

Guarantees and covenants
The 2L Notes and Second Lien Loans are guaranteed by certain of the Company’s subsidiaries and are secured by substantially all of the assets of Holdings, the Borrower and the Borrower’s wholly-owned subsidiaries, including a pledge of the stock of the Borrower, in each case, subject to customary exceptions. Pursuant to the terms of the Intercreditor and Subordination Agreement, the 2L Notes and Second Lien Loans (and the guarantees thereof) will rank junior in right of payment to the obligations under the 2022 Credit Agreement, and the liens on the collateral securing the 2L Notes and Second Lien Loans will rank junior to the liens on such collateral securing the obligations under the 2022 Credit Agreement.
The Second Lien Note Purchase Agreement, as amended, includes affirmative and negative covenants (other than financial covenants) that are substantially consistent with the 2022 Credit Agreement, as well as customary events of default. Failure to comply with the Second Lien Note Purchase Agreement covenants and restrictions could result in an event of default under the borrowing agreement, subject to customary cure periods. In such an event, all amounts outstanding under the Second Lien Note Purchase Agreement, together with any accrued interest, could then be declared immediately due and payable.
Aggregate maturities of the Company's borrowings at December 31, 2024 are as follows (in thousands):

2025	$—
2026	—
2027	44,280
2028	564,816
2029	—
Thereafter	—
Total future maturities(1)	609,096
Unamortized original issue discount and debt issuance costs	(12,678)
2L Notes due to related parties, principal amount(1, 2)	(143,822)
Long-term debt, net(1)	$452,596
(1) Excludes any contractual paid-in-kind interest that may be accrued and added to the principal amounts between now and the respective maturity dates.
(2) The principal amount of the 2L Notes differs from the estimated fair value presented on the consolidated balance sheet due to the Company's election of the fair value option. Refer to Note 14 - Fair Value Measurements for further details on the fair value of the 2L Notes.
Note 9. Employee Benefit Plans
The Company maintains a defined contribution 401(k) retirement plan for its full-time employees. The plan allows all participants to make elective pretax contributions of up to 100% of their compensation, up to a maximum amount as limited by law. The Company makes matching contributions to the plan on behalf of the employee in the amount of 50% of the first 6% of the contributing participant’s elective deferral contribution. Matching contributions to the plan were $5.5 million and $5.4 million for the years ended December 31, 2024 and 2023, respectively.

The following table presents the Company’s matching contributions to the plan recorded in salaries and related costs and selling, general and administrative expenses in the consolidated statements of operations for the periods indicated below (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023

Salaries and related costs	$4,902	$4,803
Selling, general and administrative expenses	602	592
Total	$5,504	$5,395
Note 10. Share-Based Compensation
The Company recognizes compensation expense for all share-based compensation awarded to employees, net of forfeitures, using a fair value-based method. The grant-date fair value of each award is amortized to expense on a straight-line basis over the award’s vesting period. Compensation expense associated with share-based awards is included in salaries and related costs and selling, general and administrative expenses in the consolidated statements of operations, depending on whether the award recipient is a clinic-level or corporate employee, respectively. Share-based compensation expense is adjusted for forfeitures as incurred.
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
Following the closing of the Business Combination, holders of ICUs were entitled to a distribution of a number of Class A common shares of ATI Physical Therapy, Inc. based on the distribution priorities under the Wilco Acquisition, LP limited partnership agreement. The shares related to vested service-based ICUs were distributed as unrestricted Class A common shares of the Company. The shares related to unvested service-based ICUs were distributed as restricted Class A common shares of the Company eligible to vest over the shorter of: (a) the existing vesting schedule applicable to the underlying ICUs, or (b) in installments on each quarterly anniversary of the closing over three years post-closing of the Business Combination, subject to the grantee's continued service through each vesting date. The shares related to performance-based ICUs were distributed to holders as restricted Class A common shares of ATI eligible to vest in installments on each quarterly anniversary of the closing over the shorter of: (a) the eight-year period from the original grant date of the underlying ICUs, or (b) three years post-closing of the Business Combination, subject to the grantee’s continued service through each vesting date. Based on the terms of the performance-based ICUs, the performance-based awards follow the treatment of an initial public offering ("IPO") as a result of the Business Combination and, therefore, converted to service-based vesting requirements.
Pursuant to the 2016 Plan, total share-based compensation expense recognized in the years ended December 31, 2024 and 2023 was $0.3 million and $0.6 million, respectively. As of December 31, 2024, there were no remaining unvested restricted shares related to the 2016 Plan.

ATI 2021 Equity Incentive Plan
The Company adopted the ATI Physical Therapy 2021 Equity Incentive Plan (the "2021 Plan") under which it may grant equity interests of ATI Physical Therapy, Inc., in the form of stock options, stock appreciation rights, restricted stock awards ("RSAs") and restricted stock units ("RSUs"), to members of management, key employees and independent directors of the Company and its subsidiaries. The Compensation Committee is authorized to make grants and to make various other decisions under the 2021 Plan. The maximum number of shares reserved for issuance under the 2021 Plan is approximately 5.7 million. As of December 31, 2024, approximately 1.0 million shares were available for future grant.
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
Pursuant to the 2021 Plan, total share-based compensation expense related to stock options recognized in the years ended December 31, 2024 and 2023 was approximately $3.7 million and $1.5 million, respectively.
The following table summarizes the activity of stock options for the year ended December 31, 2024 (aggregate intrinsic value in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	99,285	$91.73	8.2	$—
Granted	3,834,132	29.50	N/A	N/A
Exercised	—	—	N/A	—
Forfeited/Cancelled	(34,674)	38.31	N/A	N/A
Outstanding, December 31, 2024	3,898,743	$30.99	9.6	$—

Exercisable, December 31, 2024	57,544	$96.96	7.2	$—
Unvested, December 31, 2024	3,841,199	$30.01	9.6	$—
The stock options granted during the year ended December 31, 2024 are exercisable at $10.00, $12.50, $25.00 and $50.00, which represent out-of-the-money exercise prices on the date of grant, and may be exercised for one share of Class A common stock. The fair value of each stock option granted was determined using a lattice based option-pricing model, which captures the impact of early exercises on the expected option term by assuming that early exercise will occur when the share price reaches a defined multiple of the strike price. The expected term was calculated as the average time the option remains outstanding, considering early exercise scenarios. The risk-free interest rate reflects the U.S. Treasury yield curve in effect at the time of the grant. Volatility is measured using the historical volatility of the Company and certain guideline public companies, using daily log-returns of stock prices, and adjusting for the impact of financial leverage.

The following table summarizes the weighted-average grant-date fair value and assumptions used to develop the fair value estimates for the options granted during the year ended December 31, 2024. No stock options were granted under the 2021 Plan during the year ended December 31, 2023:

2024
Weighted-average grant-date fair value of options	$3.10
Risk-free interest rate	3.8%
Term (years)	9.5
Volatility	77.5%
Expected dividend	—%
As of December 31, 2024, the unrecognized compensation expense related to stock options was $10.3 million, to be recognized over a weighted-average period of 2.2 years.
Restricted stock units
The Company grants RSUs to members of management, key employees and independent directors. RSUs are time-based vesting awards and are subject to the continued service of the employee or non-employee director over the vesting period. RSUs typically vest in equal annual installments over one to three years from the date of grant, based on the terms of the agreement. The fair value of RSUs was based on the price of the Company’s common stock on the grant date.
Pursuant to the 2021 Plan, total share-based compensation expense related to RSUs recognized in the years ended December 31, 2024 and 2023 was approximately $5.6 million and $6.2 million, respectively.
The following table summarizes the activity of unvested RSUs and the respective weighted-average grant date fair value per RSU for the year ended December 31, 2024:

	2024
	RSUs	Weighted-Average Grant Date Fair Value
Outstanding and unvested, beginning of year	767,364	$20.56
Granted	—	—
Vested	(289,287)	23.43
Forfeited	(29,204)	20.97
Outstanding and unvested, end of year	448,873	$18.69
During the year ended December 31, 2023, the Company granted approximately 0.8 million RSUs with a weighted-average grant date fair value of $16.58. During the years ended December 31, 2024 and 2023, the fair value of vested RSUs was $6.8 million and $4.0 million, respectively.
As of December 31, 2024, the unrecognized compensation expense related to RSUs was $4.7 million, to be recognized over a weighted-average period of 1.2 years.
Restricted stock awards
The Company grants RSAs to members of management and key employees. RSAs are time-based vesting awards and are subject to the continued service of the employee over the vesting period. RSAs typically vest in equal quarterly installments over a service period of three years from the grant date. The fair value of restricted stock was based on the price of the Company’s common stock on the grant date.
Pursuant to the 2021 Plan, total share-based compensation expense related to RSAs recognized in the years ended December 31, 2024 and 2023 was approximately $0.2 million and $0.4 million, respectively.

The following table summarizes the activity of unvested RSAs and respective weighted-average grant date fair value per RSA for the year ended December 31, 2024:

	2024
	RSAs	Weighted-Average Grant Date Fair Value
Outstanding and unvested, beginning of year	1,075	$171.00
Granted	—	—
Vested	(1,017)	171.00
Forfeited	(58)	171.00
Outstanding and unvested, end of year	—	$—
No RSAs were granted during the years ended December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, the fair value of vested RSAs was $0.2 million and $0.4 million, respectively.
Note 11. Mezzanine and Stockholders' Equity
Series A Senior Preferred Stock
The Company has outstanding shares of non-convertible preferred stock (the "Series A Senior Preferred Stock"). The Company is authorized to issue 1.0 million shares of Series A Senior Preferred Stock per the Certificate of Designation. As of December 31, 2024, there was 165,000 shares of Series A Senior Preferred Stock issued and outstanding with a par value of $0.0001 per share.
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
The Series A Senior Preferred Stock carries an initial dividend rate of 12.0% per annum (the "Base Dividend Rate"), payable quarterly in arrears. Dividends will be paid-in-kind and added to the stated value of the Series A Senior Preferred Stock. The Company may elect to pay dividends on the Series A Senior Preferred Stock in cash beginning on the third anniversary of the issuance of the Series A Senior Preferred Stock and, with respect to any such dividends paid in cash, the dividend rate then in effect will be decreased by 1.0%.
The Base Dividend Rate is subject to certain adjustments, including an increase of 1.0% per annum on the first day following the fifth anniversary of the issuance of the Series A Senior Preferred Stock and on each one-year anniversary thereafter, and 2.0% per annum upon the occurrence of either an Event of Noncompliance (as defined in the Certificate of Designation) or a failure by the Company to redeem in full all Series A Senior Preferred Stock upon a Mandatory Redemption Event (as defined in the Certificate of Designation), which includes a change of control, liquidation, bankruptcy or certain restructurings. The paid-in-kind dividends related to the Series A Senior Preferred Stock were $26.2 million and $23.2 million for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the accumulated paid-in-kind dividends related to the Series A Senior Preferred Stock were $67.3 million and the aggregate stated value was $232.3 million.

Changes in the aggregate stated value and stated value per share of the Series A Senior Preferred Stock consisted of the following during the current year (in thousands, except per share data):

Aggregate stated value, December 31, 2023	$206,095
Paid-in-kind dividends	26,167
Aggregate stated value, December 31, 2024	$232,262

Preferred shares issued and outstanding, December 31, 2023	165
Preferred shares issued and outstanding, December 31, 2024	165

Stated value per share, December 31, 2023	$1,249.06
Stated value per share, December 31, 2024	$1,407.65
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

The Preferred Equityholders have the right to appoint a total of four directors to the Board until such time after the Closing Date that the Lead Purchaser (as defined in certain of the transaction agreements entered into in connection with the original issuance of the Series A Senior Preferred Stock) ceases to hold at least 50.1% of the Series A Senior Preferred Stock held by it as of the Closing Date, one of whom must be unaffiliated with (and independent of) the Preferred Equityholders and who must meet the definition of “independent” under the listing standards of the NYSE, and by the SEC; and (b) all such designee directors of the Preferred Equityholders will be subject to consideration by the Board (acting in good faith and consistent with their review of other Board candidates). As of December 31, 2024, the Preferred Equityholders have appointed four directors to the Board.
Prior to the closing of the 2023 Debt Restructuring, because the Series A Senior Preferred Stock is classified as mezzanine equity and was not considered redeemable or probable of becoming redeemable, the paid-in-kind dividends that were added to the stated value did not impact the carrying value of the Series A Senior Preferred Stock in the Company’s consolidated balance sheets. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes issued as part of the 2023 Debt Restructuring, the Company determined that redemption of the Series A Senior Preferred Stock is no longer solely within the control of the Company. As a result, the Company determined that the Series A Senior Preferred Stock is probable of becoming redeemable based on the accounting guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Following the 2023 Debt Restructuring, since the Series A Senior Preferred Stock is probable of becoming redeemable, the Company recognizes changes in the redemption value of the Series A Senior Preferred Stock immediately as they occur and adjust the carrying amount as if redemption were to occur at the end of the reporting period. As of December 31, 2024, the redemption value of the Series A Senior Preferred Stock was $246.2 million, which is equal to 106.0% of the aggregate stated value based on the terms of the Certificate of Designation. The change in the carrying value of the Series A Senior Preferred Stock consists of paid-in-kind dividends and an incremental redemption value adjustment to reflect the carrying amount equal to what the redemption amount would be as if redemption were to occur at the end of the reporting period.
Changes in the carrying value of the Series A Senior Preferred Stock during the year ended December 31, 2024 and the year ended December 31, 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Carrying value, beginning of period	$220,393	$140,340
Write off original issue discount	—	1,447
Write off issuance costs	—	2,880
Deemed dividend from discount on initial gross proceeds allocation	—	20,333
Paid-in-kind dividends recognized to carrying value	26,167	41,095
Redemption value adjustment	(362)	14,298
Carrying value, end of period	$246,198	$220,393

2022 Warrants
The Company has outstanding warrants entitling the holders thereof to purchase approximately 104,531 shares of the Company's common stock at an exercise price equal to $150.00 per share, exercisable for 5 years from the issuance of the warrants (the "Series I Warrants"); and warrants entitling holders thereof to purchase approximately 125,438 shares of the Company's common stock at an exercise price equal to $0.50 per share, exercisable for 5 years from the issuance of the warrants (the "Series II Warrants" and collectively, the "2022 Warrants"). Such number of shares of common stock purchasable and related exercise prices may be adjusted from time to time under certain scenarios as set forth in the warrant agreement, dated as of February 24, 2022, between the Company and Continental Stock Transfer & Trust Company, which relate to potential changes in the Company's capital structure. The 2022 Warrants are classified as equity instruments. There were no 2022 Warrants exercised during the year ended December 31, 2024.
Class A common stock
The Company is authorized to issue 470.0 million shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2024, there were 4.5 million shares of Class A common stock issued and 4.2 million shares outstanding.
As of December 31, 2024, shares of Class A common stock reserved for potential future issuance, on an as-if converted basis, were as follows (in thousands):

December 31, 2024
2L Notes(1, 2)	11,506
Shares available for grant under the 2021 Plan	975
2021 Plan share-based awards outstanding	4,348
Earnout Shares reserved(3)	300
2022 Warrant shares reserved	230
IPO Warrant shares reserved(3)	197
Vesting Shares reserved(3, 4)	173
Total shares of common stock reserved	17,729
(1) Calculated based on the principal amount of 2L Notes and Conversion Price in effect at December 31, 2024 of $12.50 per share. This figure differs from the contractual Voting Rights Conversion Price in effect at December 31, 2024 of $12.87 as outlined in Note 8 - Borrowings.
(2) Subsequent to December 31, 2024, the Company issued $26.0 million of Fourth Amendment 2L Notes, and the Conversion Price for the Company's outstanding 2L Notes was adjusted to $1.35 per share. These impacts are excluded from the Class A common stock reserved for potential future issuance above, however, the number of shares issuable related to 2L Notes would be 125,794,076 as a result of these impacts. Refer to Note 8 - Borrowings for further information.
(3) These share-based instruments are classified as liabilities and recorded at fair value in other non-current liabilities in the Company's consolidated balance sheets.
(4) Represents shares of Class A common stock legally issued, but not outstanding, as of December 31, 2024.
Treasury stock
During the year ended December 31, 2024, the Company net settled 85,207 shares of its Class A common stock related to employee tax withholding obligations associated with the Company's share-based compensation program. These shares are reflected at cost as treasury stock in the consolidated financial statements. As of December 31, 2024, there were 92,001 shares of treasury stock totaling $0.7 million recognized in the consolidated balance sheets.

Note 12. IPO Warrant Liability
The Company has outstanding public warrants to purchase an aggregate of approximately 0.1 million shares of the Company’s Class A common stock at an exercise price of $575.00 per share ("Public Warrants") and outstanding private placement warrants to purchase an aggregate of approximately 0.1 million shares of the Company's Class A common stock at an exercise price of $575.00 per share ("Private Placement Warrants") (collectively, the "IPO Warrants"). As of December 31, 2024, the Public Warrants remain delisted from the NYSE and are traded in the over-the-counter market. There were no IPO Warrants exercised during the year ended December 31, 2024.
The Company accounts for its outstanding IPO Warrants in accordance with the guidance contained in ASC Topic 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the IPO Warrants do not meet the criteria for equity treatment thereunder. As such, each IPO Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in change in fair value of warrant liability and contingent common shares liability in the Company’s consolidated statements of operations. The amounts related to the warrant liability are recognized in other non-current liabilities in the Company's consolidated balance sheets and are immaterial as of December 31, 2024 and December 31, 2023.
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
The Company accounts for the potential Earnout Shares as a liability in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in change in fair value of warrant liability and contingent common shares liability in the Company’s consolidated statements of operations. The amounts related to the Earnout Shares are recognized in other non-current liabilities in the Company's consolidated balance sheets and are immaterial as of December 31, 2024 and December 31, 2023. As of December 31, 2024, no Earnout Shares have been issued as none of the corresponding share price thresholds have been met.
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
The Company accounts for the Vesting Shares as a liability in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in change in fair value of warrant liability and contingent common shares liability in the Company’s consolidated statements of operations. The amounts related to the Vesting Shares are recognized in other non-current liabilities in the Company's consolidated balance sheets and are immaterial as of December 31, 2024 and December 31, 2023. As of December 31, 2024, no Vesting Shares are outstanding as none of the corresponding share price thresholds have been met.
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

As of December 31, 2024 and December 31, 2023, respectively, the recorded values of cash, cash equivalents and restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these items.
The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value
	Fair Value Level	December 31, 2024	December 31, 2023
Cash and cash equivalents	1	39,080	36,802
2L Notes	3	97,096	79,472
Fair value measurement of debt
Revolving Loans
The Company's Revolving Loans are Level 2 fair value measures which have a variable interest rate structure that resets on a frequent short-term basis and, as of December 31, 2024, the recorded amounts approximate fair value.
Senior Secured Term Loan
The Company estimates the fair value of its Senior Secured Term Loan using a Discounted Cash Flow Model. The Discounted Cash Flow Model utilizes observable and unobservable Level 3 inputs, such as SOFR forward rates and an estimated yield. As of December 31, 2024, the carrying amount and estimated fair value of the Senior Secured Term Loan was approximately $398.0 million and $389.3 million, respectively. As of December 31, 2023, the carrying amount and estimated fair value of the Senior Secured Term Loan was approximately $395.1 million and $369.0 million, respectively.
Second Lien Loans
The Company estimates the fair value of its Second Lien Loans using a Discounted Cash Flow Model. The Discounted Cash Flow Model utilizes observable and unobservable Level 3 inputs, such as SOFR forward rates and an estimated yield. As of December 31, 2024, the carrying amount and estimated fair value of the Second Lien Loans was approximately $10.3 million and $10.1 million, respectively.
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

The key inputs into the Bond Plus Call Model used to estimate the fair value of the 2L Notes were as follows as of December 31, 2024 and December 31, 2023:

	2L Notes
	December 31, 2024	December 31, 2023
Risk-free interest rate	4.3%	3.8%
Volatility	45.0%	45.0%
Selected yield	19.8%	20.5%
Expected term (years)	3.7	4.7
Share price	$2.50	$6.14
The following table presents the changes in the fair value of the 2L Notes that is recognized in change in fair value of 2L Notes in the consolidated statements of operations for the periods indicated below (in thousands). None of the change in fair value is attributable to instrument-specific credit risk.

	Year Ended
	December 31, 2024	December 31, 2023
Fair value, beginning of period (1)	$79,472	$103,943
2L Notes issued during the period	25,000	—
De-recognition of original issuance discount (2)	(3,450)	—
Decrease in fair value (1)	(3,926)	(24,471)
Fair value, end of period	$97,096	$79,472
(1) For the year ended December 31, 2023, amounts represent changes in fair value since the Closing Date, which is when the 2L Notes were issued.
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

The following table presents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the years ended December 31, 2024 and 2023, respectively (in thousands):

Cash Flow Hedges
Balance as of December 31, 2023	$406
Reclassification to interest expense, net	(392)
Balance as of December 31, 2024	$14

Balance as of December 31, 2022	$4,899
Unrealized gain recognized in other comprehensive income before reclassifications	801
Reclassification to interest expense, net	(5,294)
Balance as of December 31, 2023	$406
For the year ended December 31, 2024, the change in fair value of the Company's non-designated cash flow hedge was a gain of $0.3 million. For the year ended December 31, 2023, the change in fair value of the Company's non-designated cash flow hedge was a loss of $0.5 million.
The fair value of the Company's derivative assets and liabilities within the consolidated balance sheets as of December 31, 2024 and 2023 were immaterial.
Note 15. Income Taxes
The Company's loss before taxes consists of only domestic operations. The details of the Company's income tax expense for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Current:
Federal	$—	$—
State	23	87
Total current	23	87
Deferred:
Federal	821	745
State	608	1,736
Total deferred	1,429	2,481
Total income tax expense	$1,452	$2,568

The effective tax rate for the years ended December 31, 2024 and 2023 was (2.8)% and (4.0)%, respectively. The Company's effective income tax rate varies from the federal statutory rate due to various items, such as state income taxes, valuation allowances and share-based compensation expense. The differences between the federal tax rate and the Company's effective tax rate for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended
	December 31, 2024		December 31, 2023
Federal income tax benefit at statutory rate	$(11,037)	21.0%	$(13,337)	21.0%
State income tax benefit, net of federal tax benefit	(5,254)	10.0%	(5,847)	9.2%
Change in state tax rate	(629)	1.2%	(576)	0.9%
Share-based compensation	2,141	(4.1)%	1,410	(2.2)%
Prior period adjustments and other	1,562	(3.0)%	1,685	(2.7)%
Valuation allowance	15,295	(29.1)%	20,235	(31.9)%
Change in fair value of warrant liability and contingent common shares liability	(51)	0.1%	(494)	0.8%
Other permanent differences, net	(575)	1.1%	(508)	0.9%
Total income tax expense	$1,452	(2.8)%	$2,568	(4.0)%
Deferred income taxes have been provided on temporary differences, which consist of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Deferred income tax assets:
Accrued liabilities	$8,655	$8,895
Provision for bad debt	498	12,097
Operating lease liabilities	51,388	56,661
Acquisition and transaction costs	2,227	2,699
Net operating losses	134,521	116,834
Interest expense	67,024	54,796
Contractual allowance	4,391	—
Other deferred tax assets	5,495	6,429
Total gross deferred income tax assets	274,199	258,411
Valuation allowance	(125,438)	(110,142)
Total gross deferred income tax assets, net of valuation allowance	148,761	148,269
Deferred income tax liabilities:
Goodwill	38,804	32,498
Trade name/trademark	66,248	66,183
Operating lease right-of-use assets	42,026	46,106
Depreciation	9,726	14,158
Deferred debt issuance costs and original issue discount	12,288	8,708
Other deferred tax liabilities	2,465	1,983
Total gross deferred income tax liabilities	171,557	169,636
Net deferred income tax liabilities	$22,796	$21,367

Deferred tax assets include tax effected federal net operating losses of $89.5 million and $77.8 million at December 31, 2024 and 2023, respectively, and tax effected state net operating losses of $45.0 million and $39.1 million at December 31, 2024 and 2023, respectively. Deferred tax assets are expected to be used in the reduction of taxable earnings of future tax years unless it is determined they are not more likely than not to be realized based on the weight of available evidence. The earliest net operating loss will expire by statute in 2025 for state net operating losses, and in 2036 for federal net operating losses.
In evaluating the Company's ability to recover deferred income tax assets, all available positive and negative evidence is considered, including scheduled reversal of deferred tax liabilities, operating results and forecasts of future taxable income in each of the jurisdictions in which the Company operates. As of December 31, 2024, the Company determined that a significant portion of its federal and state net operating loss carryforwards with definite and certain indefinite carryforward periods and certain deferred tax assets were not more likely than not to be realized based on the weight of available evidence. As a result, the Company recorded an increase of $10.1 million to its valuation allowance related to federal net operating loss and interest expense carryforwards and an increase of $5.2 million to its valuation allowance related to state net operating loss carryforwards and certain deferred tax assets. These amounts were recorded during the year ended December 31, 2024 in income tax expense in the consolidated statements of operations.
As of December 31, 2023, the Company determined that a significant portion of its federal and state net operating loss carryforwards with definite and certain indefinite carryforward periods and certain deferred tax assets were not more likely than not to be realized based on the weight of available evidence. As a result, the Company recorded an increase of $13.4 million to its valuation allowance related to federal net operating loss and interest expense carryforwards and an increase of $6.8 million to its valuation allowance related to state net operating loss carryforwards and certain deferred tax assets. These amounts were recorded during the year ended December 31, 2023 in income tax expense in the consolidated statements of operations.
On June 15, 2023, the Company experienced an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. The net operating losses and interest expense carryovers in existence as of the date of the ownership change remain available to offset future taxable income during the carryforward periods based on limitations under Section 382.
The Company is routinely audited by the tax authorities in various U.S. states and is currently not subject to examination. The statute remains open for most state jurisdictions for periods beginning in 2020. For federal tax purposes, tax years through 2020 are closed for examination by the Internal Revenue Service. Any interest and penalties related to the tax uncertainties are recorded in income tax expense.
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

Lease costs are included as components of rent, clinic supplies, contract labor and other and selling, general and administrative expenses on the consolidated statements of operations. Lease charges related to ROU asset impairments are included in long-lived asset impairment charges on the consolidated statements of operations. The components of the Company's lease costs incurred were as follows for the periods indicated below (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Lease cost
Operating lease cost (1)	$66,305	$68,924
Variable lease cost (2)	21,435	22,086
Total lease cost (3)	$87,740	$91,010
(1) Includes ROU asset impairment charges, which are immaterial.
(2) Includes short term lease costs, which are immaterial.
(3) Total lease cost does not include sublease income. Sublease income for the year ended December 31, 2024 primarily relates to the sublease of the Company's executive offices effective January 1, 2024, and is immaterial. Sublease income for the year ended December 31, 2023 primarily relates to subleases of certain clinic facilities to third parties, and is immaterial.
The Company leases its former executive offices under an operating lease expiring in December 2032. In December 2023, the Company entered into an agreement to sublease a portion of the office space effective on January 1, 2024 and the entire office space effective on January 1, 2025. The Company recognized initial broker commissions costs related to executing the sublease in December 2023 in other non-current assets and accrued expenses and other liabilities in the Company's consolidated balance sheets, which were immaterial. The costs amortize ratably over the sublease term in selling, general and administrative expenses on the consolidated statements of operations. The Company entered into a lease agreement for its new corporate office which possession began during the fourth quarter of 2024.
During the year ended December 31, 2024 and 2023, the Company modified the lease terms for a significant number of its real estate leases, primarily related to lease term extensions and renewals in the normal course of business. Modifications during the year ended December 31, 2024 and 2023 contributed an increase to the Company’s operating lease ROU assets and operating lease liabilities of approximately $28.2 million and $12.1 million, respectively.
Other supplemental quantitative disclosures were as follows for the periods indicated below (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70,376	$65,870
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,089	$7,293

Average lease terms and discount rates as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	5.0 years	5.4 years
Weighted-average discount rate:
Operating leases	8.7%	7.4%
Estimated undiscounted future lease payments under non-cancellable operating leases, along with a reconciliation of the undiscounted cash flows to operating lease liabilities, respectively, at December 31, 2024 were as follows (in thousands):

Year	Amount
2025	$65,719
2026	58,437
2027	46,186
2028	34,224
2029	24,502
Thereafter	40,756
Total undiscounted future cash flows	269,824
Less: Imputed Interest	(53,148)
Present value of future cash flows	$216,676
Presentation on Balance Sheet:
Current	$49,668
Non-current	$167,008
Note 17. Commitments and Contingencies
The Company has contractual commitments that are not required to be recognized in the consolidated financial statements related to cloud computing, networking technology and telecommunications services agreements. As of December 31, 2024, minimum amounts due under these agreements are approximately $24.6 million through May of 2029 subject to customary business terms and conditions.
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
The Company recognizes loss contingencies related to legal matters when a loss is both probable and reasonably estimable, and provides disclosures for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss has been incurred. Loss contingencies are recorded in selling, general and administrative expenses in its consolidated statements of operations. Legal fees are expensed as incurred.

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

Global settlement of the Federal Securities, Delaware, and Federal Derivative Litigations
The parties to the foregoing litigations reached agreement to resolve all four cases. The parties agreed to settle all of the putative class (or direct) claims and all of the derivative claims in these actions for $26.5 million, in the aggregate (to be paid entirely by insurance), which received preliminary approval from the court in the Federal Securities Litigation on May 21, 2024, and from the court in the Federal Derivative Litigation on June 11, 2024. A final approval hearing was held on September 24, 2024, and the settlements were finally approved. The appeals period expired 30 days later, and the settlement funds were disbursed in accordance with the terms of the stipulation. A portion of the proceeds that the Company received in connection with the settlement of the derivative claims is being used to fund in part, the settlement of the putative class claims. As a result, the previously recorded liability and insurance recovery receivable related to the settlements of $26.5 million were released as of December 31, 2024. As of December 31, 2023, the Company previously recorded an estimated liability of $20.0 million, which is included in accrued expenses and other liabilities in the consolidated balance sheets, and a corresponding insurance recovery receivable of $20.0 million, which is included in insurance recovery receivable in the consolidated balance sheets, related to these matters.
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
During the third quarter of 2023, the Company began receiving insurance reimbursements for legal costs incurred related to the stockholder class action complaint and stockholder derivative complaint previously disclosed. The Company received $4.8 million and $4.7 million in cash reimbursements during the years ended December 31, 2024 and 2023, respectively, and recognized $1.9 million and $7.9 million of legal cost insurance reimbursements which is included as an offset to selling, general and administrative expenses in its consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.
Following receipt of the remaining coverage payment by the Company in December 2024, the insurance coverage litigation was dismissed on December 24, 2024.
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
Note 18. Loss per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the impact of securities that would have a dilutive effect on basic loss per share, if any. For the years ended December 31, 2024 and 2023, shares of Series A Senior Preferred Stock are treated as participating securities and therefore are included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if the earnings for the year had been distributed. For the years ended December 31, 2024 and 2023, the loss available to common stockholders is increased by the net impact of the cumulative dividend and any redemption value adjustments for the Series A Senior Preferred Stock. As discussed in Note 8 - Borrowings, the Series B Preferred Stock are non-economic and represent voting rights only and, therefore, are not considered in the calculation of basic or diluted loss per share.

The calculation of both basic and diluted loss per share for the periods indicated below was as follows (in thousands, except per share data):

	Year Ended
	December 31, 2024	December 31, 2023
Basic and diluted loss per share:
Net loss	$(54,011)	$(66,078)
Less: Net income attributable to non-controlling interests	4,288	3,717
Less: Series A Senior Preferred redemption value adjustments(1)	(362)	38,958
Less: Series A Senior Preferred cumulative dividend	26,167	23,219
Loss available to common stockholders	$(84,104)	$(131,972)

Weighted average shares outstanding(2)	4,321	4,133

Basic and diluted loss per share	$(19.46)	$(31.93)
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
For the periods presented, basic and diluted loss per share were equal. The following number of shares issuable related to outstanding securities could potentially dilute earnings per share in the future (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
2L Notes(1, 2)	11,506	8,625
Series I Warrants	105	105
IPO Warrants	197	197
Restricted shares(3)	—	5
Stock options	3,899	99
RSUs	449	767
RSAs	—	1
Total	16,156	9,799
(1) Potential dilution is reflected on an if-converted basis based on the principal amount of 2L Notes as of the end of the periods presented, and the Conversion Price in effect as of the end of the periods presented of $12.50 per share.
(2) Subsequent to December 31, 2024, the Company issued $26.0 million of Fourth Amendment 2L Notes, and the Conversion Price for the Company's outstanding 2L Notes was adjusted to $1.35 per share. These impacts are excluded from the potentially dilutive securities above, however, the number of shares issuable related to 2L Notes would be 125,794,076 as a result of these impacts. Refer to Note 8 - Borrowings for further information.
(3) Represents certain shares of Class A common stock legally issued, but not outstanding, as of the respective periods.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2024.
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

Our management, under the supervision and with participation of our Principal Executive Officer and our Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
As a non-accelerated filer, this Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K of the Exchange Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Capitalized terms used in this Part III without definition shall have the meanings ascribed to such terms in Parts I and II of this Form 10-K, unless otherwise indicated.
Item 10. Directors, Executive Officers and Corporate Governance
BOARD STRUCTURE
In accordance with our Third Amended and Restated Certificate of Incorporation, as amended, we have a declassified Board. At each succeeding annual meeting of the stockholders, successors to the directors whose term expires at that annual meeting shall be elected for a one-year term or until the election and qualification of their respective successors in office, subject to their earlier death, resignation or removal. Our current Board consists of the following ten (10) members:
Joanne Burns
Ms. Burns, age 64, joined our Board in 2021, and currently is a member of our Audit Committee and Compensation Committee, and serves as Chair of the Nominating and Corporate Governance Committee. Prior to serving on the Board, Ms. Burns served as the Chief Strategy Officer for Cerner Corporation, a healthcare IT company, from 2013 to 2019. Ms. Burns serves on the board of directors of Availity, a healthcare claims clearinghouse, as the chair of the performance and compensation committee and a member of the information security and compliance committee. Ms. Burns is past chair of the management board and the compensation committee of SNOMED International, an international non-profit organization focused on clinical terminology used in electronic health records. Ms. Burns received her B.S. from the State University of New York College at Plattsburgh and her M.P.A. from the University of San Francisco.
Daniel Dourney
Mr. Dourney, age 68, joined our Board in February 2022. Previously, Mr. Dourney was a board member for National Spine and Pain Centers from February 2023 to October 2024. He also served as the President and Chief Executive Officer, and board member for Professional Physical Therapy, LLC, a multistate physical therapy provider across the Northeast from April 2019 to June 2021. Prior to that position, Mr. Dourney was the President and Chief Operating Officer of OptimisCorp, a software and medical technology provider and physical medicine provider, from May 2016 to March 2019. Mr. Dourney has been serving on the board of directors for OptimisCorp since May 2016. He also served as the Chief Operating Officer of Physiotherapy Associates, a multisite, multistate operator of outpatient physical and occupational rehabilitation services across the musculoskeletal spectrum from May 2014 to March 2016. Mr. Dourney received a bachelor’s degree with honors from State University of New York Upstate Medical University as a Board Certified and licensed physical therapist. Mr. Dourney was appointed to our Board by our Preferred Equityholders (as discussed in Note 11 - Mezzanine and Stockholders' Equity in the consolidated financial statements included in Part II, Item 8, of this Form 10-K).

Jeff Goldberg
Mr. Goldberg, age 59, joined our Board in December 2023 and currently is a member of our Audit Committee and Health Care Compliance Committee. Mr. Goldberg serves as chair of the board of Lannett Company, a generic pharmaceutical company, and as a board member of Banza, a national pasta company, and Eating Recovery Centers, a national behavioral health organization. Previously, Mr. Goldberg served from April 2023 to May 2024 as Interim Chief Financial Officer of Advantia Health, a women's health platform seeking to transform health care for all women, including OB/Gyn, lactation, mental health and wellness. Mr. Goldberg also previously served on the board of directors of a number of other private health care services companies, including from January 2014 to March 2016, as chair of the board of Physiotherapy Associates, a national provider of outpatient physical therapy services. Mr. Goldberg was appointed to our Board by our Preferred Equityholders (as discussed in Note 11 - Mezzanine and Stockholders' Equity in the consolidated financial statements included in Part II, Item 8, of this Form 10-K).
John Larsen
Mr. Larsen, age 67, has served on our Board since 2018 and has served as the Chair of the Board since 2021. Mr. Larsen previously was a member of our Compensation Committee and was the Chair of the Nominating and Corporate Governance Committee until June 2024. He also served as Executive Chairman and a member of the leadership team fulfilling the role of Principal Executive Officer until April 28, 2022. Mr. Larsen’s role at the Company has primarily been to work alongside executives and board members, participating in and nurturing broad networks of alliances with others. Mr. Larsen is an executive at Bridgeway Partners LLC (“Bridgeway”) and Cloverfields, LLC. Prior to forming Bridgeway in 2020, Mr. Larsen served in various roles at UnitedHealth Group, a publicly traded company, from 2005 until 2018. Mr. Larsen was also an executive at Gondola Eye, LLC from 2019 until 2020.
James Parisi
Mr. Parisi, age 59, joined our Board in 2021 and currently is a member of our Nominating and Corporate Governance Committee and is the Chair of the Audit Committee. Since May 2018, Mr. Parisi has served on the board of directors of Cboe Global Markets, Inc., a publicly traded global exchange operator, as the chair of the audit committee and a member of the compensation committee. Previously, Mr. Parisi served on the board of directors of Cotiviti Inc., a clinical and financial analytics company, as the Chair of the audit committee and a member of the board strategy committee from 2015 until 2018. Mr. Parisi also served on the board of directors for Cboe Futures Inc., a futures exchange, where he was a member of the regulatory oversight committee from 2016 until 2018 and served on the board of directors of Pursuant Health, Inc., a provider of self-service health and wellness testing kiosks, as the chair of the audit committee from 2014 until 2021. Mr. Parisi served as Chief Financial Officer of CME Group Inc., a publicly traded company, from 2004 through 2014. Mr. Parisi received his B.S. from the University of Illinois at Urbana-Champaign and his M.B.A. from the University of Chicago Booth School of Business.
Carmine Petrone
Mr. Petrone, age 42, has served on our Board since 2016 and currently serves as the Chair of the Compensation Committee. Mr. Petrone is a Managing Director at Advent (as defined below), focused on investments in the healthcare sector. Mr. Petrone has worked on more than twelve (12) Advent investments. Mr. Petrone currently serves on the board of AccentCare, Iodine Software and Simtra BioPharma Solutions. Prior to joining Advent in 2010, Mr. Petrone was an associate at Thomas H. Lee Partners from 2006 to 2008. He holds a B.A. in Economics from the John Hopkins University and an M.B.A. from Harvard Business School. Mr. Petrone was appointed to our Board in connection with the Business Combination.

Randy Raisman
Mr. Raisman, age 47, joined our Board in June 2023 and currently is a member of our Compensation Committee and Health Care Compliance Committee. Mr. Raisman is a Managing Director focused on distressed investing opportunities and the high yield credit markets at Marathon Asset Management, L.P. (“MAM”). Mr. Raisman has led both distressed and performing investments for MAM in the healthcare sector, with a focus on hospitals, medical staffing, laboratory testing and branded and generic pharmaceuticals. Mr. Raisman has also led several large financial services related investments for MAM, with a focus on mortgage lending and mortgage servicing, the insurance sector and the consumer finance sector. Mr. Raisman has over fifteen (15) years of experience investing in distressed opportunities in the retail and consumer sectors, having led several restructurings in those industries. Mr. Raisman joined MAM from Chatham Asset Management (2010-2012) where he was an Analyst investing in distressed companies across a broad range of industries. Prior to Chatham Asset Management, Mr. Raisman was a senior member of the investment team at Durham Asset Management (2006-2009), a hedge fund focused on distressed investing. Mr. Raisman holds an M.B.A. degree in Finance from Columbia Business School and a Bachelors of Business Administration and a Masters of Accounting degree from The University of Michigan Business School. He sits on the board of directors of Kaleo Pharmaceuticals, Healogics and Auto Europe Group. Mr. Raisman was appointed to our Board by our Preferred Equityholders (as discussed in Note 11 - Mezzanine and Stockholders' Equity in the consolidated financial statements included in Part II, Item 8, of this Form 10-K) in connection with the 2023 Debt Restructuring.
Andrew Shannahan
Mr. Shannahan, age 44, joined our Board in June 2023 and currently serves as a member of our Nominating and Corporate Governance Committee. Mr. Shannahan is Head of Research and a Partner at Knighthead, an event driven and deep value focused SEC-registered investment advisor, specializing in financial and operational restructuring. Mr. Shannahan has had nearly seventeen years of investment experience at Knighthead, and oversees the Knighthead research team, leading complex investment deals. Prior to joining Knighthead in 2008, he spent six years as a senior research analyst for Litespeed Partners, an event-driven hedge fund. Mr. Shannahan serves as a member of the Investment Committee of certain funds co-managed by Knighthead (or an affiliate). He is also on the board of directors of Birmingham City Football Club Limited, Birmingham City Limited, Birmingham City Stadium Ltd, Birmingham City Women Football Club Limited, Shelby Companies Limited, Homer City Holdings, LLC, Hertz Global Holdings, Inc., a publicly traded company, Bowhunter Holdings, LLC, Knighthead Annuity & Life Assurance Company and certain of its affiliates. Mr. Shannahan graduated from Columbia University in 2003. Mr. Shannahan was appointed to our Board by our Preferred Equityholders (as discussed in Note 11 - Mezzanine and Stockholders' Equity in the consolidated financial statements included in Part II, Item 8, of this Form 10-K) in connection with the 2023 Debt Restructuring.
Teresa Sparks
Ms. Sparks, age 56, joined our Board in December 2021 and is currently a member of the Audit Committee and is the Chair of the Health Care Compliance Committee. From October 2018 to August 2020, Ms. Sparks served as CFO and Executive Vice President of Envision Healthcare, a leading provider of physician-led services and post-acute care services in addition to ambulatory surgery services. Previously, from March 2018 to September 2018, she was the interim CFO at Brookdale Senior Living, and, prior to that, was the CFO at Surgery Partners and its predecessor company, Symbion, Inc., from November 2007 to January 2018. Ms. Sparks currently serves on the board of directors of InnovAge, a publicly traded Program of All-inclusive Care for the Elderly (PACE) company, where she is chair of the audit committee. Ms. Sparks previously served on the board of directors of Harrow, Inc., a publicly traded ophthalmic-focused healthcare company, where she was chair of the audit committee and a member of the nominating and governance and compensation committees. Ms. Sparks serves on the board of directors and as chair of the audit committee of several other privately held companies. Ms. Sparks received a bachelor’s degree from Trevecca University and met the qualifications to become a certified public accountant in the State of Tennessee (currently inactive).

Sharon Vitti
Ms. Vitti, age 59, joined our Company as Chief Executive Officer in 2022 with nearly 30 years’ experience in healthcare. Before joining the Company, Ms. Vitti served as Senior Vice President at CVS Health and President of MinuteClinic, where she led all aspects of care delivery, business operations and strategic development. Prior to Ms. Vitti’s tenure at CVS Health and MinuteClinic, she served in executive leadership at Brigham and Women’s Hospital, including nine years as Senior Vice President of Clinical Services for Ambulatory and Women’s Health. Ms. Vitti received her Bachelor of Science degree from Clark University and a Master of Public Administration from New York University.
AUDIT COMMITTEE
Joanne Burns, Jeff Goldberg, James Parisi and Teresa Sparks are members of the Audit Committee. James Parisi is the Chair of the Audit Committee. Each member of the Audit Committee qualifies as an independent director under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. In addition, each of Ms. Burns, Mr. Goldberg, Mr. Parisi and Ms. Sparks is an “audit committee financial expert” within the meaning of 407(d) of Regulation S-K promulgated under the Securities Act of 1933, as amended.
EXECUTIVE OFFICERS
The following persons are our executive officers:

Name	Age	Title
Sharon Vitti	59	Chief Executive Officer
Scott Rundell	39	Interim Chief Financial Officer
Chris Cox	41	Chief Operating Officer
Erik Kantz	52	Chief Legal Officer and Corporate Secretary
Augustus Oakes	50	Chief Information Officer
Scott Gregerson	53	Chief Growth Officer
Eimile Tansey	49	Chief People Officer
Our Board chooses executive officers, who then serve at the discretion of our Board. There is no family relationship between any of the directors or executive officers and any of our other directors or executive officers.
Sharon Vitti
Ms. Vitti joined ATI as Chief Executive Officer in 2022 with nearly 30 years’ experience in healthcare. Before joining the Company, Ms. Vitti served as Senior Vice President at CVS Health and President of MinuteClinic, where she led all aspects of care delivery, business operations and strategic development. Prior to Ms. Vitti’s tenure at CVS Health and MinuteClinic, she served in executive leadership at Brigham and Women’s Hospital, including nine years as Senior Vice President of Clinical Services for Ambulatory and Women’s Health. Ms. Vitti received her Bachelor of Science degree from Clark University and a Master of Public Administration from New York University.
Scott Rundell
Mr. Rundell was named Interim Chief Financial Officer of ATI in 2025. He is responsible for overseeing financial operations, including accounting, tax, treasury and investor relations. Prior to being named as Interim CFO, Mr. Rundell served as ATI's Vice President of Finance since October 2021, and previously served as ATI's Senior Director Analytics and Operations Finance since February 2021 and Director of Finance and Operations since March 2018. Mr. Rundell received his B.S. in Finance and M.S. in Business Information Technology from DePaul University.

Chris Cox
Mr. Cox was named Chief Operating Officer of ATI in 2022. In this role, he oversees the Company’s ATI Worksite Solutions and Sports Medicine businesses — together known as Health Services — as well as field operations, revenue cycle management, payer contracting and reimbursement, central scheduling and telehealth support, and transformation & enterprise project management. Prior to ATI, Mr. Cox spent nearly 15 years in senior leadership positions at CVS Health. He holds an M.B.A. from The Wharton School at the University of Pennsylvania with a dual concentration in Finance and General Management, and an undergraduate degree from Duke University.
Erik Kantz
Mr. Kantz joined ATI in 2016 as Assistant General Counsel Mergers & Acquisitions. Prior to that, Mr. Kantz was a partner and Vice Chair of the Business Group at Saul Ewing Arnstein & Lehr LLP, and was previously partner and Director of Operations at College Sports Chicago. He holds a bachelor’s degree from Illinois Wesleyan University and a juris doctor degree from DePaul University.
Augustus Oakes
Mr. Oakes was named Chief Information Officer of ATI in 2020, and prior to assuming the role, Mr. Oakes served the Company as Vice President of Business Technology beginning in 2018. Prior to joining the Company, Mr. Oakes served as a management consultant at KPMG LLP from 2013 until 2018, where he helped companies build modern IT operating models and prepare for digital disruption. Mr. Oakes also served in various IT leadership roles at Walgreen Company, d/b/a Walgreens and as a management consultant with Accenture plc. Mr. Oakes holds a degree from Loyola University Chicago.
Scott Gregerson
Mr. Gregerson joined ATI as Chief Growth Officer in January 2023. In this role, he leads growth initiatives across business development, mergers and acquisitions, sales, marketing, real estate, and other potential future growth opportunities. Prior to joining ATI, Mr. Gregerson served in executive-level positions with several large hospital and health systems. He holds a bachelor’s degree from the University of California, Santa Barbara and a juris doctor degree from Washington and Lee University School of Law.
Eimile Tansey
Ms. Tansey joined ATI as Chief People Officer in August 2022 with more than 20 years' experience in Human Resources and Operations. Before coming to ATI, she served as Chief People Officer at elder-care provider InnovAge. Prior to that, Ms. Tansey held various HR leadership positions at CVS Health for more than a decade, rising to Vice President of Human Resources. She holds a Master of Science, Human Resources Management from the University of Maryland Global Campus and a Bachelor of Arts in Political Science and Government from Ohio Wesleyan University.
FAMILY RELATIONSHIPS
There are no family relationships among any of our executive officers or directors.
SECTION 16(a) REPORTS
To our knowledge, based solely on a review of the copies of the reports required pursuant to Section 16(a) of the Exchange Act that have been furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to our directors, executive officers, and greater than 10% beneficial owners have been met.

CODE OF ETHICS AND BUSINESS CONDUCT
ATI has adopted a Code of Conduct & Compliance Program Guide applicable to its directors, executive officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Conduct & Compliance Program Guide will be provided without charge upon written request to Erik Kantz, Chief Legal Officer and Corporate Secretary, in writing at our principal executive offices at 2001 Butterfield Road, Suite 1600, Downers Grove, Illinois 60515, and a copy can be found on our investor relations website at https://investors.atipt.com under the links “Corporate Governance” and “Governance Documents.” We intend to satisfy any disclosure requirements related to waivers of or amendments to our Code of Conduct & Compliance Program Guide: The ATI Way by posting such information on our website at https://investors.atipt.com.
INSIDER TRADING ARRANGEMENTS AND POLICIES
ATI has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers, employees and the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Hedging and Pledging Activities
Under our Insider Trading Policy, our employees, including our NEOs (as defined below) and members of our Board, are prohibited from hedging or pledging our stock, engaging in short selling of our securities, trading in derivative securities of our Company, holding our securities in a margin account, or otherwise pledging them as collateral for a loan.

Item 11. Executive Compensation
EXECUTIVE COMPENSATION
This discussion on executive compensation describes the material components of our executive compensation program during fiscal year 2024 and provides an overview of our compensation philosophy and objectives for our Named Executive Officers (“NEOs”).
Our executive compensation program is designed to align total compensation with Company performance, while enabling us to attract, retain, and motivate individuals who can achieve sustained long-term growth and strong financial performance for our stockholders. Our pay-for-performance driven compensation philosophy and practices are directly tied to increased stockholder value. As a result, NEO compensation is heavily weighted towards providing equity awards and incentivizing for long-term stock price appreciation.
Our NEOs for 2024 consisted of:

Name	Title
Sharon Vitti	Chief Executive Officer
Joseph Jordan	Former Chief Financial Officer
Chris Cox	Chief Operating Officer
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
Role of Management
Management assists our Compensation Committee in establishing NEO compensation by providing information on Company and individual performance, market data, and business needs, strategy, and objectives. Our Compensation Committee also considers our Chief Executive Officer’s recommendations regarding adjustments to NEO compensation components (other than with respect to their own compensation, for which they recuse themselves from all discussions and recommendations).

Use of a Peer Group
Our Compensation Committee evaluates our executive compensation programs in comparison to those of a selected peer group, which in 2024 consisted of 14 public health care related companies. Our Compensation Committee uses the peer group to compare total direct compensation and the mix of compensation elements for each NEO against positions at peer group companies with similar responsibilities. Our Compensation Committee also uses the peer group to review executive pay programs and practices at those companies. For 2024 the peer group consisted of the following companies, which our Compensation Committee determined would be adequate to rely on and would continue to be used for 2025:

Acadia Healthcare Company, Inc.	Option Care Health, Inc.
Addus HomeCare Corporation	Pediatrix Medical Group, Inc.
Amedisys, Inc.	RadNet, Inc.
Astrana Health, Inc.	Select Medical Holdings Corporation
Cross Country Healthcare, Inc.	Surgery Partners, Inc.
Encompass Health Corporation	The Ensign Group, Inc.
National HealthCare Corporation	U.S. Physical Therapy, Inc.
In setting compensation, the Committee considers peer group companies with which we directly compete for executive talent and stockholder investment. Our Compensation Committee also relies on its general knowledge of executive compensation levels and practices. Most of the Company’s executive search and leadership advisory competitors, from which executive talent is often recruited, are privately held, and therefore not included in the above list of our public peer group companies as information on their compensation practices is difficult to obtain.
We do not set a specific, relative percentile positioning for total direct compensation, or the elements of total direct compensation, as a target for NEO pay levels. Rather, we review the total direct compensation range for each position and the mix of elements to ensure that compensation is adequate to attract and retain key NEOs. Our NEO compensation program is also designed to ensure that a significant proportion of the NEO’s compensation is delivered in equity and thus aligned with the interests of our stockholders.
The Total Rewards Model
The Company considers base salary, cash bonus, long-term incentive awards, health and wellness benefits, career development and perquisites as an executive’s Total Rewards. The Total Rewards model emphasizes an individual’s complete remuneration from the Company. It allows the Company to compare the full suite of incentive and retentive tools with those of our peers. Use and consideration of an executive’s Total Reward helps the Company ensure we are retaining the best talent in the industry and motivating the highest levels of performance.
Compensation Philosophy
ATI is a purpose-driven company focused on extraordinary patient outcomes. We value fair pay for our high-performing talent in a fast-paced, exciting culture. We aim to build and evolve our business with individuals who are committed to improving the lives of others. We seek leaders who are passionate about this mission and want to join our culture of excellence. Our Total Rewards approach to compensation is designed to attract, incentivize, and retain high-quality talent as well as promote our unique corporate culture.

Base Salary
Base salary is a standard element of compensation required to attract and retain talent and provide executives with a base level of cash income. Our Compensation Committee reviews and determines base salary adjustments as part of its annual NEO compensation review, as well as when an NEO is promoted into a new position. Below are the adjustments to NEO base salary compensation in 2024:

NEO	Beginning 2024 Annualized Base Salary	Ending 2024 Annualized Base Salary
Sharon Vitti	$775,000	$775,000
Joseph Jordan	$490,000	$500,000
Chris Cox	$490,000	$500,000
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
The Compensation Committee reviewed the Company’s performance against set EBITDA and revenue targets and recognized 2024 targets were not achieved. Accordingly, the Compensation Committee did not approve AIB payouts to the NEOs. See below in "Long-Term Equity Incentives"and "Agreements with Named Executive Officers and Potential Payments upon Termination of Employment or Change in Control" for information regarding 2024 cash grants to certain of our NEOs.
Long-Term Equity Incentives
As of December 31, 2024 approximately 1.0 million shares of common stock were reserved for issuance under the 2021 Plan (as defined below).
For 2024, the Compensation Committee granted stock options to our NEOs, as follows:

Name	Total LTI Value ($)	Stock Options Value ($)(3)	Stock Options (#)
Sharon Vitti(1)	$703,238	$3.60	195,344
	$679,797	$3.48	195,344
	$603,613	$3.09	195,344
	$1,043,137	$2.67	390,688

Joseph Jordan	$234,414	$3.60	65,115
	$226,600	$3.48	65,115
	$201,205	$3.09	65,115
	$347,714	$2.67	130,230

Chris Cox(2)	$234,414	$3.60	65,115
	$226,600	$3.48	65,115
	$201,205	$3.09	65,115
	$347,714	$2.67	130,230
(1) In lieu of a grant of RSUs (as defined below) and stock options pursuant to her employment agreement, Ms. Vitti received a $1,700,000 cash grant vesting equally on April 1 of 2025, 2026 and 2027, and stock options granted at strike prices of $10.00, $12.50, $25.00 and $50.00, valued at $3,029,785 and vesting equally on April 1 of 2025, 2026 and 2027.

(2) In lieu of a grant of RSUs pursuant to his employment agreement, Mr. Cox received a $500,000 cash grant vesting one-third on April 1, 2025 and two-thirds on April 1, 2026, and stock options granted at strike prices of $10.00, $12.50, $25.00 and $50.00, valued at $1,009,933 and vesting equally on April 1 of 2025, 2026 and 2027.
(3) Fair value per share as of the grant date, derived using value assumptions as discussed below under "Accounting for Stock Based Compensation" and elsewhere in this Annual Report on Form 10-K.
The Compensation Committee decided on this mix of long-term incentives to balance numerous goals, including attracting, motivating, and retaining our NEOs, while aligning them with the long-term interests of our stockholders.
Stock options granted as part of the 2024 annual equity grant vest one-third annually, beginning on April 1, 2025.
Wilco Acquisition, LP 2016 Equity Incentive Plan
Prior to the Business Combination, Wilco Acquisition, LP adopted the Wilco Acquisition, LP 2016 Equity Incentive Plan (the “2016 Plan”), granting Incentive Common Units (“ICUs”), subject to time-based and performance-based vesting. In connection with the Business Combination, ICU holders received distributions of shares of common stock and restricted shares of common stock (“Restricted Shares”) from Wilco Acquisition, LP based upon the distribution priorities under the Wilco Acquisition, LP limited partnership agreement. Any Restricted Shares are subject to certain vesting provisions of restricted stock agreements (“Restricted Stock Agreements”) executed by such holders and the terms of the ATI Physical Therapy, Inc. 2021 Equity Incentive Plan, as amended through June 12, 2024 (“2021 Plan”). See above in this Annual Report on Form 10-K for a description of the terms applicable to the restricted shares of common stock, and see “Security Ownership of Certain Beneficial Owners and Management” and “Outstanding Equity Awards at Fiscal Year-End” herein for additional information on the outstanding shares of common stock and restricted shares of common stock held by NEOs and directors.
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
Employee Benefits and Perquisites
Our NEOs are eligible to receive the same employee benefits that are generally available to all of our full-time employees, subject to the satisfaction of certain eligibility requirements. This includes medical, dental and vision benefits, flexible spending accounts, short-term and long-term disability, and life insurance.
Nonqualified Deferred Compensation
The Company maintains a non-qualified deferred compensation plan under which a select group of highly compensated employees are permitted to supplement contributions made under the 401(k) Plan by deferring up to 50% of their base salary. There is no corresponding Company match provided in the non-qualified plan. Any refunds for prior year contributions returned due to discrimination testing can be rolled into the non-qualified plan at 100%.

Severance Benefits
Our NEOs are parties to employment agreements with the Company that provide for certain severance benefits in certain circumstances as described below.
Other Compensation Practices and Policies
Clawback Policy
In November 2023, the Company adopted a compensation Clawback Policy (the “Policy”) to comply with adopted rules of the NYSE, which require the recovery of certain forms of executive compensation in the case of accounting restatements resulting from a material error in an issuer’s financial statements. Pursuant to the terms of our Clawback Policy for Covered Executives (as defined in the Policy), if we are required to file an accounting restatement with the SEC to correct an error in previously issued financial statements, then we will recover (reimbursement or forfeiture) from any Covered Executives, any Incentive Compensation (as defined in the Policy) received after the Effective Date (as defined in the Policy) by such Covered Executives during the last three fiscal years, as applicable, that exceeds the amount of Incentive Compensation that otherwise would have been received by the Covered Executives had it been determined based on the restated amounts. For a full description of the Policy, see Exhibit 97.1 to this Annual Report on Form 10-K.
Option Grant Policies
Our Compensation Committee establishes an annual grant date for all annual equity awards, if any, and also approves certain off-cycle equity awards from time to time. The grant date for all such awards (including stock options) typically falls during a regular quarterly open trading window. Our Compensation Committee typically approves equity awards either at its regularly scheduled meetings or via unanimous written consent. We have not granted, nor do we intend to grant, stock options in anticipation of the release of material, nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and we have not taken, nor do we intend to take, material nonpublic information into account when determining the terms of stock options. Similarly, we have not timed, nor do we intend to time, the release of material, nonpublic information for the purpose of affecting the value of executive compensation or for any other purpose.
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
Accounting for Stock-Based Compensation
The Company follows ASC 718 (as defined below) for our stock-based compensation awards. ASC 718 requires us to measure, and recognize, the compensation expense for all share-based payment awards made to our employees and independent members of our Board, based on grant date fair value. This calculation is performed for accounting purposes and reported in the executive compensation tables included below in this Part III to Annual Report on Form 10-K, even though the recipient of an equity award may never realize any value from the awards the recipient was granted.

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
Compensation Tables
The section below contains information, both narrative and tabular, regarding the compensation paid to our NEOs for the fiscal year 2024.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Nonqualified Deferred Compensation ($)	All Other Compensation (2) ($)	Total ($)
Sharon Vitti, CEO	2024	772,115	—	—	3,029,785	—	81,709	3,883,609
	2023	702,692	805,000	1,750,000	—	—	81,172	3,338,864

Joseph Jordan, Former CFO	2024	497,308	—	—	1,009,933	2,609	11,194	1,521,044
	2023	490,000	385,875	750,000	—	2,048	10,224	1,638,147

Chris Cox, COO	2024	497,308	—	—	1,009,933	—	7,594	1,514,835
	2023	491,885	572,625	1,000,000	—	—	117	2,064,627
(1) The assumptions used in determining the values disclosed in the Stock Awards and Option Awards columns are set out in the 2024 Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. The stock options granted during the year ended December 31, 2024 are exercisable at $10.00, $12.50, $25.00, and $50.00, which represent out-of-the-money exercise prices on the date of grant.
(2) Amounts shown in the All Other Compensation column for 2024 are comprised of the following:

	401(k) Match	Other(1)	Total
Sharon Vitti	$7,179	$74,530	$81,709
Joseph Jordan	$10,338	$856	$11,194
Chris Cox	$7,338	$256	$7,594
(1) Other perquisites include: life insurance, long term disability insurance benefits, and Health Savings Account contributions. Also, includes housing and furniture rental for Ms. Vitti in Illinois.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table provides information regarding all outstanding stock options held by our NEO's as of December 31, 2024:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date(1)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested(2) (#)	Market Value of Shares or Units of Stock that Have Not Vested(3) ($)
Sharon Vitti	12,750	6,376	78.00	5/12/2022	5/12/2032	72,260	180,650
	—	195,344	10.00	8/20/2024	8/20/2034
	—	195,344	12.50	8/20/2024	8/20/2034
	—	195,344	25.00	8/20/2024	8/20/2034
	—	390,688	50.00	8/20/2024	8/20/2034

Joseph Jordan	2,797	—	171.00	11/23/2021	11/23/2031	30,370	75,925
	3,568	1,782	87.00	3/7/2022	3/7/2032
	—	65,115	10.00	8/20/2024	8/20/2034
	—	65,115	12.50	8/20/2024	8/20/2034
	—	65,115	25.00	8/20/2024	8/20/2034
	—	130,230	50.00	8/20/2024	8/20/2034

Chris Cox	—	65,115	10.00	8/20/2024	8/20/2034	39,216	98,040
	—	65,115	12.50	8/20/2024	8/20/2034
	—	65,115	25.00	8/20/2024	8/20/2034
	—	130,230	50.00	8/20/2024	8/20/2034
(1) All options vest over three (3) years from the date of grant, except options granted on August 20, 2024, which vest over three (3) years beginning April 1, 2025.
(2) Reflects restricted stock units. For Ms. Vitti, 34,314 shares vest March 22, 2025, 34,314 shares vest March 22, 2026 and 3,632 shares vest May 12, 2025. For Mr. Jordan, 14,706 shares vest March 22, 2025, 14,706 shares vest March 22, 2026 and 958 shares vest March 7, 2025. For Mr. Cox, 19,608 shares vest on each of March 22, 2025 and March 22, 2026.
(3) The market value of shares of outstanding restricted stock is based on $2.50, the closing stock price on December 31, 2024.
Agreements with Named Executive Officers and Potential Payments upon Termination of Employment or Change in Control
The Company has entered into employment agreements with Ms. Vitti, Mr. Cox, and Mr. Jordan, which were in effect as of December 31, 2024. Mr. Jordan resigned as CFO, and Mr. Scott Rundell was appointed interim CFO, in January 2025.

The Company’s employment agreements with Ms. Vitti, Mr. Cox, and Mr. Jordan (the “Executive Employment Agreements”), provide for an initial term of three years that automatically renews for one-year terms thereafter, unless notice of non-renewal is provided 30 days before the renewal date, and a minimum base salary of $700,000 for Ms. Vitti and $490,000 for Mr. Cox and Mr. Jordan. In addition, the Executive Employment Agreements provide for annual target bonuses equal to 75% of base salary for Mr. Cox and Mr. Jordan. Ms. Vitti’s Executive Employment Agreement provides for annual target bonuses equal to 100% of base salary. The Executive Employment Agreements also provide for other standard benefits and perquisites, such as reimbursement of reasonable business expenses and entitlement to health and welfare benefits generally available to other executive employees, including vacation and sick leave, medical, dental, life and disability insurance benefits.
The Executive Employment Agreements provide that Ms. Vitti be granted long-term incentive equity awards from ATI for each of 2022, 2023 and 2024, that Mr. Cox be granted long-term incentive equity awards from ATI for each of 2023 and 2024, and that Mr. Jordan be granted long-term incentive equity awards from ATI in each of 2021, 2022 and 2023. The aggregate grant-date value of such annual equity awards were to be $1,700,000 for Ms. Vitti in respect to each of 2022, 2023 and 2024, and $1,000,000 for Mr. Cox in 2023 and $500,000 in 2024, and $500,000 for Mr. Jordan in 2022 and $750,000 in 2023. Ms. Vitti’s agreement provides that fifty percent (50%) of the aggregate value of the equity awards in respect of 2022, 2023, and 2024 are to be granted in the form of restricted stock units ("RSUs") and the remaining fifty percent (50%) is to be granted in the form of stock options; for Mr. Cox, his agreement provides that one hundred percent (100%) of the aggregate value of the equity awards in respect of 2023 and 2024 are to be granted in the form of RSUs; for Mr. Jordan, his agreement does not specify the allocation between restricted stock units and stock options in respect to their equity awards in 2023. In 2024, in lieu of a grant of RSUs and stock options, Ms. Vitti received a $1,700,000 cash grant vesting equally on April 1 of 2025, 2026 and 2027, and stock options granted at strike prices of $10.00, $12.50, $25.00 and $50.00, valued at $3,029,785 and vesting equally on April 1 of 2025, 2026 and 2027. Similarly in 2024, in lieu of a grant of RSUs, Mr. Cox received a $500,000 cash grant vesting one-third on April 1, 2025 and two-thirds on April 1, 2026, and stock options granted at strike prices of $10.00, $12.50, $25.00 and $50.00, valued at $1,009,933 and vesting equally on April 1 of 2025, 2026 and 2027. See “Summary Compensation Table” above for more information on the 2024 option grants. The forms of equity awards, if any, in respect of subsequent years will be determined by ATI’s Compensation Committee after consultation with an external compensation consultant.
The equity awards are governed by the terms of the Executive Employment Agreements, the 2021 Plan, the Restricted Stock Agreements, and certain Restricted Stock Unit Award Agreements and Stock Option Award Agreements (the “Award Agreements”), as applicable. Vesting of equity awards will be determined by the Company’s Compensation Committee after consultation with an external compensation consultant. With respect to years following 2023, Mr. Jordan will be eligible to receive equity awards on terms and conditions determined by the Company’s Compensation Committee after consultation with an external compensation consultant. With respect to years following 2024, Ms. Vitti and Mr. Cox will be eligible to receive equity awards on terms and conditions determined by the Company’s Compensation Committee after consultation with an external compensation consultant.

Under the terms of Ms. Vitti’s agreement, in the event of a termination without cause by the Company or a termination for good reason by Ms. Vitti, during the term of her Executive Employment Agreement and at any time other than within 24 months following a change in control, Ms. Vitti will receive (i) an amount equal to 1.5 times the sum of annual base salary and target bonus amount, payable in substantially equal installments over 18 month from termination; (ii) an annual bonus for the then-current fiscal year based on actual performance for such year, pro-rated from the first date of such fiscal year through Ms. Vitti’s last date of continued active employment, payable at the same time as annual bonuses are paid other senior executives of the Company; (iii) reimbursement of COBRA costs for a coverage period of 12 months, if elected, the employer and employee portion of any COBRA health and welfare premiums for a period equal to eighteen (18) months from the date of termination, or, if earlier, (x) the first date that Ms. Vitti is no longer eligible for COBRA, or (y) the first date that Ms. Vitti becomes eligible for health benefits from another employer; or (b) upon termination during the 24-month period following a Change in Control (i) an amount equal to 2.0 times the sum of (x) Ms. Vitti’s base salary and (y) Target Bonus, in a lump sum on the first payroll date, (ii) an annual bonus for the then-current fiscal year based on actual performance for such year, pro-rated from the first date of such fiscal year through Ms. Vitti’s last date of continued active employment, payable at the same time as annual bonuses are paid other senior executives of the Company, (iii) if elected, the employer and employee portion of any COBRA health and welfare premiums for a period equal to eighteen (18) months from the date of such termination, or, if earlier, (x) the first date that Ms. Vitti is no longer eligible for COBRA or (y) the first date that Ms. Vitti becomes eligible for health benefits from another employer, and (iv) all prior unvested grants of equity incentive compensation made to Ms. Vitti pursuant to the 2021 Plan as of the date of such termination. Under the terms of the agreements, in the event of a termination without cause by the Company or a termination for good reason by Mr. Cox or Mr. Jordan, during the term of their respective Executive Employment Agreements and at any time other than within 18 months following a change in control, each will receive (i) an amount equal to 1.25 times the sum of annual base salary and target bonus amount, payable in 15 monthly installments; (ii) a pro-rated annual bonus based on actual performance for the year in which termination occurs; and (iii) reimbursement of COBRA costs for a coverage period of 12 months. In the event of a termination of without cause by the Company or termination for good reason by Mr. Cox or Mr. Jordan, within 18 months following a change in control, each are to receive (i) an amount equal to 1.5 times the sum of his annual base salary and target bonus amount, payable in a lump sum; (ii) a pro-rated annual bonus based on actual performance for the year in which termination occurs; and (iii) reimbursement of COBRA costs for a coverage period of 12 months. Any such severance payments will be subject to applicable taxes and the executive’s execution and non-revocation of a general release of claims and continued compliance with restrictive covenant provisions. Any unvested RSUs and stock options are forfeited immediately upon termination of employment (for any reason), and any vested stock options are forfeited immediately upon termination for cause. Any vested options must be exercised prior to the earliest to occur of (i) the expiration date (which is 10 years after the grant date), (ii) 12 months after termination of employment due to death or disability, (iii) 90 days following termination of employment other than for death, disability, or termination for cause, or (iv) the date of termination for cause. Upon a change in control, (i) any awards under the Award Agreements are to be continued and or assumed by the Company or surviving company, or substituted by the surviving company with substantially similar terms for the outstanding awards, and (ii) and Restricted Shares are to vest immediately prior to the change in control. Additionally, if a participant’s employment or service is terminated upon or within 24 months following a change in control by ATI without cause or upon such other circumstances as determined by the Compensation Committee, the unvested portion (if any) of all outstanding awards held by the participant will immediately vest (and, to the extent applicable, become exercisable) and be paid in full upon such termination, with any performance conditions deemed achieved (i) for any completed performance period, based on actual performance, or (ii) for any partial or future performance period, at the greater of the target level or actual performance, unless otherwise provided in an award agreement.

Most Executive Employment Agreements contain restrictive covenants generally prohibiting each executive from providing services to a competitor or soliciting employees or business contacts for 15 months following termination of employment, or for 18 months if the executive receives enhanced severance upon a qualifying termination within 18 months following a change in control. In addition, the Executive Employment Agreements mandate that the confidentiality obligations continue after termination of employment.
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
As defined in a substantively similar manner under the relevant agreements:
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
“Termination for good reason” means voluntary termination by executive if (i) there is a reduction in executive’s annual salary or percentage target bonus opportunity then in effect; (ii) the Company acts in any way that adversely affects employee’s participation in or materially reduce executive’s benefits under any benefit plan of the Company, except those changes generally affecting similarly situated employees; (iii) the Company materially breaches the terms of the Executive Employment Agreement; or (iv) there is a material diminution of executive’s job title, reporting relationship or job duties or responsibilities that are materially inconsistent with the position under the agreement; in each case provided that (y) executive notifies the Board in writing of any event constituting the basis for a termination for good reason within thirty (30) days after their knowledge of the initial existence of the circumstance, and (z) the Company fails to cure such circumstance within thirty (30) days after such notice.
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
NON-EXECUTIVE DIRECTOR COMPENSATION
In 2024, each non-employee director, except for Carmine Petrone, Andrew Shannahan and Randy Raisman received (i) annual compensation in the form of a $75,000 annual cash retainer, and (ii) stock options valued at $97,012, as well as additional retainers for committee chairs and, to a lesser extent, members. John Larsen, our Chairman, received an additional $50,000 annual cash retainer for serving as Chairman of the Board.
The director stock option grants for 2024 vests one-third on each of the first three anniversaries of the date of the grant. Except for certain vesting acceleration rights, the terms of the Award Agreements with the directors are otherwise the same as the executives.
Annual cash retainers are paid on a quarterly basis at the end of each quarter and include committee fees detailed below:

Committee Cash Retainer	Audit	Compensation	Governance	Healthcare Compliance
Chair	$25,000	$20,000	$10,000	$15,000
Member	$15,000	$10,000	$5,000	$5,000

Director Compensation - 2024

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
John Larsen	$134,066	$97,012	$231,078
Joanne Burns	$105,467	$97,012	$202,479
James Parisi	$105,000	$97,012	$202,012
Teresa Sparks	$105,000	$97,012	$202,012
Daniel Dourney	$75,000	$97,012	$172,012
Carmine Petrone	$—	$—	$—
Andrew Shannahan	$—	$—	$—
Randy Raisman	$—	$—	$—
Jeff Goldberg	$95,000	$97,012	$192,012
(1) The amounts reported represent the grant date fair value of stock options granted in 2024, calculated based on the closing stock price on the date of the grant in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, ("ASC 718"). The aggregate number of option awards outstanding as of 2024 fiscal year end for each director were as follows:

Name	Aggregate Outstanding Option Awards (#)
John Larsen	35,997
Joanne Burns	32,904
James Parisi	32,904
Teresa Sparks	32,993
Daniel Dourney	32,344
Carmine Petrone	—
Andrew Shannahan	—
Randy Raisman	—
Jeff Goldberg	31,274

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth certain information as of December 31, 2024 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by stockholders	3,898,743	$30.99	974,517
Equity compensation plans not approved by stockholders	—	—	—
Total	3,898,743	$30.99	974,517
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our common stock for each of our NEOs, each of our directors, all of our directors and executive officers as a group and each person we know to be the beneficial owner of more than 5% of our common stock.
In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares of common stock issuable pursuant to securities that are convertible, exercisable or settled within 60 days of February 28, 2025. Shares of common stock issuable pursuant to securities convertible, exercisable or settled within 60 days of February 28, 2025 are deemed outstanding for computing the percentage of the class beneficially owned by the person holding such securities but are not deemed outstanding for computing the percentage of the class beneficially owned by any other person. Except as otherwise indicated, all share ownership is as of February 28, 2025 and the percentage of beneficial ownership is based on 4,411,499 shares of common stock legally outstanding.
The business address of each beneficial owner is c/o ATI Physical Therapy, Inc., 2001 Butterfield Road, Suite 1600, Downers Grove, Illinois 60515, unless otherwise indicated below.

Name of Beneficial Owner	Shares Beneficially Owned (#)	Percentage of Beneficial Ownership
5% or Greater Stockholders
Knighthead Capital Management, LLC(1)	5,801,539	58.3%
Marathon Asset Management GP, L.L.C.(2)	4,274,559	49.2%
Advent International, L.P.(3)	2,316,613	52.5%
Onex Corporation(4)	758,040	14.7%
Caspian Capital(5)	430,067	8.9%
Named Executive Officers and Directors
Andrew Shannahan	—	*
Randy Raisman	—	*
Jeff Goldberg(6)	10,424	*
John Larsen(7)	25,711	*
Sharon Vitti(8)	396,317	8.3%
Joanne Burns(9)	18,804	*
Daniel Dourney(10)	17,973	*
James Parisi(11)	19,845	*
Carmine Petrone	—	*
Teresa Sparks(12)	18,922	*
Chris Cox(13)	141,986	3.1%
Joseph Jordan(14)	19,617	*
All Directors and Executive Officers of ATI as a group (16 persons)	1,065,608	20.2%
•Represents beneficial ownership of less than 1% of total shares of common stock legally outstanding.
(1) Based solely on Amendment No. 6 to the Schedule 13D filed on May 10, 2024 by (together, the “Knighthead Reporting Persons”) Knighthead, Knighthead Master Fund, L.P. (“KHMF”), Knighthead (NY) Fund, L.P. (“KHNY”), Knighthead Annuity & Life Assurance Company (“KHAL”), Knighthead Distressed Opportunities Fund, L.P. (“KHDOF”), and KHSU SPV LP LLC (“KHSU”). Knighthead beneficially owns 5,801,539 shares of common stock, including (i) 258,600 shares of common stock, (ii) 42,196 shares of common stock issuable upon exercise of warrants to acquire shares of common stock upon payment of $150.00 per share (“Series I Warrants”), (iii) 63,143 shares of common stock issuable upon exercise of warrants to acquire shares of common stock upon payment of $0.50 per share (“Series II Warrants”) and (iv) 5,437,600 shares of common stock issuable upon conversion of 2L Notes, including the accrued interest as of May 1, 2024. KHMF beneficially owns 2,101,584 shares of common stock, including (i) 105,587 shares of common stock, (ii) 17,905 shares of common stock issuable upon exercise of Series I Warrants, (iii) 26,857 shares of common stock issuable upon exercise of Series II Warrants and (iv) 1,951,235 shares of common stock issuable upon conversion of 2L Notes, including the accrued interest as of May 1, 2024. KHNY beneficially owns 622,026 shares of common stock, including (i) 33,005 shares of common stock, (ii) 5,283 shares of common stock issuable upon exercise of Series I Warrants, (iii) 7,925 shares of common stock issuable upon exercise of Series II Warrants and (iv) 575,813 shares of common stock issuable upon conversion of 2L Notes, including the accrued interest as of May 1, 2024. KHAL beneficially owns 2,104,984 shares of common stock, including (i) 82,398 shares of common stock, (ii) 8,226 shares of common stock issuable upon exercise of Series I Warrants, (iii) 12,339 shares of common stock issuable upon exercise of Series II Warrants and (iv) 2,002,021 shares of common stock issuable upon conversion of 2L Notes, including the accrued interest as of May 1, 2024. KHDOF beneficially owns 972,945 shares of common stock, including (i) 37,610 shares of common stock, (ii) 10,782 shares of common stock issuable upon exercise of Series I Warrants, (iii) 16,022 shares of common stock issuable upon exercise of Series II Warrants and (iv) 908,531 shares of common stock issuable upon conversion of 2L Notes, including the accrued interest as of May 1, 2024. KHSU beneficially owns 2,002,021 shares of common stock issuable upon conversion of 2L Notes, including the accrued interest as of May 1, 2024. Knighthead, pursuant to certain investment management agreements serves as the investment manager of KHMF, KHDOF and KHSU and pursuant to certain investment advisory agreements serves as the investment advisor to KHNY and KHAL. Investment decision with respect to the shares of common stock held by KHDOF, KHNY and KHAL are made by Knighthead in its sole discretion. The address of the principal business and principal office of the Knighthead Reporting Persons is c/o Knighthead Capital Management, LLC, 280 Park Avenue, 22nd Floor, New York, NY 10017.

(2) Based solely on Amendment No. 2 to the Schedule 13D filed on June 12, 2024 by (together, the “Marathon Reporting Persons”) Marathon Asset Management GP, L.L.C. (“Marathon”), MAM, Marathon Distressed Credit Master Fund (“MDCM”), Marathon Distressed Credit Fund, L.P. (“MDC”), MCSP Sub LLC (“MCSP”), Marathon StepStone Master Fund LP (“MSMF”), Bruce Richards, and Louis Hanover. Marathon, MAM, Mr. Richards and Mr. Hanover beneficially own 4,274,559 shares of common stock, including (i) 36,236 shares of common stock issuable upon exercise of Series I Warrants, (ii) 33,448 shares of common stock issuable upon exercise of Series II Warrants and (iii) 4,204,875 shares of common stock issuable upon conversion of 2L Notes, including the accrued interest as of March 31, 2024. MDCM beneficially owns 3,060,487 shares of common stock, including (i) 30,584 shares of common stock issuable upon exercise of Series I Warrants, (ii) 28,231 shares of common stock issuable upon exercise of Series II Warrants and (iii) 2,942,174 shares of common stock issuable upon conversion of 2L Notes, including the accrued interest as of March 31, 2024. MDC beneficially owns 547,242 shares of common stock issuable upon conversion of 2L Notes, including the accrued interest as of March 31, 2024. MCSP beneficially owns 377,194 shares of common stock, including (i) 3,196 shares of common stock issuable upon exercise of Series I Warrants, (ii) 2,950 shares of common stock issuable upon exercise of Series II Warrants and (iii) 364,087 shares of common stock issuable upon conversion of 2L Notes, including the accrued interest as of March 31, 2024. MSMF beneficially owns 289,636 shares of common stock, including (i) 2,456 shares of common stock issuable upon exercise of Series I Warrants, (ii) 2,267 shares of common stock issuable upon exercise of Series II Warrants and (iii) 279,567 shares of common stock issuable upon conversion of 2L Notes, including the accrued interest as of March 31, 2024. Marathon is the general partner of MAM, and Bruce Richards and Louis Hanover are Managing Members of Marathon. The principal business and principal office address of the Marathon Reporting Persons is c/o Marathon Asset Management, L.P., 1 Bryant Park, 38th Floor, New York, NY 10036.
(3) Based solely on Amendment No. 5 to the Schedule 13D filed on December 17, 2024 by Advent International GP, LLC (“Advent GP LLC”), as the General Partner of Advent International, L.P. (f/k/a Advent International Corporation, “Advent”). Advent manages funds (such funds, together with Advent and Advent GP LLC, the “Advent Reporting Persons”) that collectively beneficially own 2,316,613 shares of common stock, which are represented as follows: (i) 226,494 shares held by Advent International GPE VII Limited Partnership, (ii) 619,408 shares held by Advent International GPE VII-B Limited Partnership, (iii) 196,909 shares held by Advent International GPE VII-C Limited Partnership, (iv) 135,543 shares held by Advent International GPE VII-D Limited Partnership, (v) 57,470 shares held by Advent International GPE VII-F Limited Partnership, (vi) 57,470 shares held by Advent International GPE VII-G Limited Partnership (the funds set forth in the foregoing clauses (i)-(vi), the “Advent Luxembourg Funds”), (vii) 209,635 shares held by Advent International GPE VII-A Limited Partnership, (viii) 446,324 shares held by Advent International GPE VII-E Limited Partnership, (ix) 34,878 shares held by Advent GPE VII-H Limited Partnership (the funds set forth in the foregoing clauses (vii)- (ix), the “Advent Cayman Funds”), (x) 1,301 shares held by Advent Partners GPE VII - 2014 Limited Partnership, (xi) 3,116 shares held by Advent Partners GPE VII - 2014 Cayman Limited Partnership, (xii) 3,587 shares held by Advent Partners GPE VII - A 2014 Limited Partnership, (xiii) 2,198 shares held by Advent Partners GPE VII - A 2014 Cayman Limited Partnership, (xiv) 16,123 shares held by Advent Partners GPE VII - Cayman Limited Partnership, (xv) 21,273 shares held by Advent Partners GPE VII - B Cayman Limited Partnership, (xvi) 905 shares held by Advent Partners GPE VII - Limited Partnership, (xvii) 4,258 shares held by Advent Partners GPE VII - A Cayman Limited Partnership, (xviii) 2,143 shares held by Advent Partners GPE VII - A Limited Partnership (the funds set forth in the foregoing clauses (x)-(xviii), the “Advent Partners Funds”) and (xix) 277,578 shares held by GPE VII ATI Co-Investment (Delaware) Limited Partnership (the “Advent Co-Invest Fund”). Advent is the manager of Advent International GPE VII, LLC (“Advent Top GP”), which in turn is the General Partner of each of GPE VII GP Limited Partnership (“Advent GP Cayman”), the Advent Partners Funds, and the Advent Co-Invest Fund. Advent Top GP is also the manager of GPE VII GP S.A.R.L., which is the General Partner of each of the Advent Luxembourg Funds. Advent GP Cayman is the General Partner of each of the Advent Cayman Funds. The address of the Advent Reporting Persons is Prudential Tower, 800 Boylston Street, Boston, MA 02199.

(4) Based solely on the Schedule 13D filed on June 26, 2023 by Onex Corporation (“Onex Corp”), OMI Partnership Holdings Ltd. (“OMI Partnership Holdings”), Onex Capital Solutions GP, LLC (“OCS GP, LLC”), Onex Capital Solutions GP, LP (“OCS GP, LP”), Onex Capital Solutions Holdings, LP (“OCS”) and Gerald W. Schwartz (together, the “Onex Reporting Persons”). Each of the Onex Reporting Persons beneficially owns or may be deemed to beneficially own 758,040 shares of common stock, including (i) 13,240 shares of common stock issuable upon exercise of Series I Warrants, (ii) 14,634 shares of common stock issuable upon exercise of Series II Warrants and (iii) 730,166 shares of common stock issuable upon conversion of 2L Notes. Onex Corp is the sole shareholder of OMI Partnership Holdings; OMI Partnership Holdings is the sole member of OCS GP, LLC; OCS GP, LLC is the general partner of OCS GP, LP; OCS GP, LP is the general partner of OCS; Gerald W. Schwartz is the Chairman of Onex Corp. Mr. Schwartz, the Chairman of Onex Corp, indirectly owns shares representing a majority of the voting rights of the shares of Onex Corp, and as such may be deemed to beneficially own all of the shares of common stock beneficially owned by Onex Corp. Mr. Schwartz disclaims any such beneficial ownership. The principal business and principal office address of the Onex Reporting Persons is c/o Onex Corporation, 161 Bay Street P.O. Box 700, Toronto, ON, Canada, M5J 2S1.
(5) Based solely on the Schedule 13D filed on June 27, 2023 by Caspian, Caspian Capital GP LLC (“Caspian GP”), Adam Cohen and David Corleto (together, the “Caspian Reporting Persons”). Each of the Caspian Reporting Persons beneficially owns 430,067 shares of common stock, including (i) 3,000 shares of common stock, (ii) 12,857 shares of common stock issuable upon exercise of Series I Warrants, (iii) 14,210 shares of common stock issuable upon exercise of Series II Warrants and (iv) 400,000 shares of common stock issuable upon conversion of 2L Notes. Caspian is the investment manager or adviser to certain funds and accounts that hold the shares of common stock reported herein. Caspian GP is the general partner of Caspian and Caspian GP is controlled by Adam Cohen and David Corleto. The address of the principal business and principal office of each of the Caspian Reporting Persons is 10 East 53rd Street, 35th Floor, New York, NY 10022.
(6) Includes 10,424 shares of common stock that may be acquired upon the exercise of stock options.
(7) Includes 15,147 shares of common stock that may be acquired upon the exercise of stock options.
(8) Includes 338,321 shares of common stock that may be acquired upon the exercise of stock options.
(9) Includes 12,054 shares of common stock that may be acquired upon the exercise of stock options.
(10) Includes 11,495 shares of common stock that may be acquired upon the exercise of stock options.
(11) Includes 12,054 shares of common stock that may be acquired upon the exercise of stock options.
(12) Includes 12,143 shares of common stock that may be acquired upon the exercise of stock options.
(13) Includes 108,525 shares of common stock that may be acquired upon the exercise of stock options.
(14) Includes 6,365 share of common stock that may be acquired upon the exercise of stock options. Mr. Jordan resigned as CFO on January 10, 2025, and therefore excludes unvested options and unvested RSUs forfeited as of such date. Holdings are based on information from Mr. Jordan's Section 16 filings through January 10, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
2023 Debt Restructuring Transaction
On the Closing Date, the Company completed the 2023 Debt Restructuring including: (i) a delayed draw new money financing in an aggregate principal amount of $25.0 million, comprised of (A) 2L Notes (the "Delayed Draw Notes") and (B) shares of Series B Preferred Stock, which will provide the holder thereof with voting rights such that the holders thereof will have the right to vote on an as-converted basis, (ii) the exchange of $100.0 million of the aggregate principal amount of the term loans under the 2022 Credit Agreement held by certain of its Preferred Equityholders for 2L Notes (together with the Delayed Draw Notes, "Initial Convertible Notes") and Series B Preferred Stock and (iii) certain other changes to the terms of the 2022 Credit Agreement, including modifications of the financial covenants thereunder and relief from the requirements related to the delivery of independent audit reports without a going concern explanatory paragraph. Holders of the 2L Notes will also receive additional 2L Notes upon the in-kind payment of interest on any outstanding 2L Notes. The 2L Notes are convertible into shares of common stock at a fixed conversion price.

The 2L Notes are effectively stapled with one share of the Company's Series B Preferred Stock for every $1,000 principal amount of the 2L Notes. The Series B Preferred Stock represents voting rights only, with the number of votes being equal to the number of shares of common stock that each share of Series B Preferred Stock would convert into at the then-effective conversion price (as of March 3, 2025, $1.35 per share of common stock). Additional voting rights accrue to the holders of the 2L Notes through the deemed issuance of the annual 8.0% paid-in-kind 2L Notes with stapled shares of Series B Preferred Stock. The Series B Preferred Stock does not have any dividend or redemption rights. Upon conversion of 2L Notes to common stock, the stapled shares of Series B Preferred Stock would be canceled in an amount commensurate with the portion of 2L Notes converted. Based on the voting rights associated with the Series B Preferred Stock attached to the 2L Notes as well as other terms to the 2023 Debt Restructuring, the Company determined that each of Knighthead, MAM and Onex (and certain funds managed by or affiliated with each of them, as applicable) became a related party on the Closing Date. Andrew Shannahan, a member of our Board, is a Partner at Knighthead. Randy Raisman, a member of our Board, is a Managing Director at MAM.
On the Closing Date, an additional $3.2 million of 2L Notes with stapled Series B Preferred Stock were issued in connection with the 2023 Debt Restructuring. The terms of the issued 2L Notes and Series B Preferred Stock are the same as those that were subject to the exchange.
In connection with the 2023 Debt Restructuring, Knighthead, MAM and Onex (or certain funds managed by or affiliated with each of them, as applicable) collectively exchanged a principal amount of $100.0 million of the Company's senior secured term loan for $100.0 million of 2L Notes stapled with a number of shares of Series B Preferred Stock. Of the $100.0 million of 2L Notes issued in the exchange, approximately $50.8 million were issued to Knighthead (or certain funds managed by or affiliated with Knighthead, as applicable), $40.4 million were issued to MAM (or certain funds managed by or affiliated with MAM, as applicable), and $8.8 million were issued to Onex (or certain funds managed by or affiliated with Onex, as applicable). The Initial Convertible Notes are subordinated in right of payment and lien priority to the 2022 Credit Agreement and mature on August 24, 2028, unless earlier converted, accrue interest at an annual rate of 8.0% payable in-kind on a quarterly basis in the form of additional Initial Convertible Notes, and are convertible into shares of common stock, at the holder's option, at the then-effective conversion price. Upon conversion of the Initial Convertible Notes, the Company shall deliver to the holder a number of shares of common stock equal to (i) the principal amount of such Initial Convertible Notes, plus any accrued and unpaid interest divided by (ii) the then-effective conversion price (as of March 3, 2025, $1.35 per share of common stock).
The following table presents changes in the principal amount of the 2L Notes as of the dates indicated (in thousands):

2L Notes, principal amount at Closing Date	$103,243
Paid-in-kind interest added during period	4,569
2L Notes, principal amount at December 31, 2023	$107,812
As of December 31, 2023, of the 2L Notes principal outstanding and due to related parties approximately $54.7 million, $43.6 million and $9.5 million were outstanding with Knighthead, MAM and Onex (or certain funds managed by or affiliated with each of them, as applicable), respectively.

On January 30, 2024 (the "Delayed Draw Closing Date"), pursuant to the Second Lien Note Purchase Agreement, the Company issued, and Knighthead, MAM, Onex and Caspian (or certain funds managed by or affiliated with each of them, as applicable), purchased, the Delayed Draw Notes in an aggregate principal amount equal to $25.0 million. Of the $25.0 million of Delayed Draw Notes issued approximately $12.0 million were issued to Knighthead (or certain funds managed by or affiliated with Knighthead, as applicable), $8.0 million were issued to MAM (or certain funds managed by or affiliated with MAM, as applicable) and $5.0 million were issued to Caspian (or certain funds managed by or affiliated with Caspian, as applicable). Based on the voting rights associated with the Series B Preferred Stock attached to the Delayed Draw Notes as well as other terms to the 2023 Debt Restructuring, the Company determined that Caspian (and certain funds managed by or affiliated with Caspian, as applicable) became a related party on the Delayed Draw Closing Date.
The following table presents changes in the principal amount of the Initial Convertible Notes since the dates indicated (in thousands):

2L Notes, principal amount at December 31, 2023	$107,812
Issuance of Delayed Draw Notes	25,000
Paid-in-kind interest added during period	11,010
2L Notes, principal amount at December 31, 2024	$143,822
As of December 31, 2024, of the 2L Notes principal outstanding and due to related parties, approximately $72.2 million, $55.9 million, $10.3 million and $5.4 million were outstanding with Knighthead, MAM, Onex and Caspian (or certain funds managed by or affiliated with each of them, as applicable), respectively.
2024 Second Lien Loans
On October 2, 2024 (the "Second Amendment Closing Date"), the Company completed a new money financing in an aggregate principal amount of $10.5 million, comprised of second lien paid-in-kind delayed draw notes (the "Second Lien Loans") pursuant to that certain Second Amendment to Note Purchase Agreement, dated as of October 2, 2024 (the "Second Amendment"), by and among, inter alios, the Company, as the notes issuer, the Second Amendment Delayed Draw Note Purchasers (as defined therein) and Wilmington Savings Fund Society, FSB, as the purchaser representative (in such capacity, the "Purchaser Representative"). Holders of the Second Lien Loans will also receive additional Second Lien Loans upon the in-kind payment of interest on any outstanding Second Lien Loans. The Second Lien Loans are not convertible into common stock of the Company and were not issued with Series B Preferred Stock.
Each of Knighthead and MAM (or certain funds managed by or affiliated with each of them, as applicable) were issued Second Lien Loans in connection with providing an aggregated $10.5 million in financing commitments under the Second Amendment.
The following table presents changes in the principal amount of the Second Lien Loans since the Second Amendment Closing Date (in thousands):

December 31, 2024
Second Lien Loans, principal amount at Second Amendment Closing Date	$10,500
Paid-in-kind interest added during period	446
Second Lien Loans, principal amount at end of period	$10,946
As of December 31, 2024, the outstanding principal amount on the Second Lien Loans and due to related parties was $10.9 million, of which half was due to Knighthead and half was due to MAM (or certain funds managed by or affiliated with each of them, as applicable).

2024 Third Amendment Financing Commitment
On December 12, 2024 (the "Third Amendment Closing Date"), the Company, OCS, Caspian Capital Solutions Fund, L.P. (a fund managed by or affiliated with Caspian) ("Caspian Capital") and the Purchaser Representative entered into the Third Amendment to Note Purchase Agreement, dated December 12, 2024 (the "Third Amendment"). In connection with the Third Amendment, OCS and Caspian Capital, collectively, provided commitments to purchase new second lien paid-in-kind notes in an aggregate principal amount of up to $6.0 million (the "Third Amendment Notes"), with such amount being funded into an escrow account on January 7, 2025 (the funds in the escrow account, the "Escrow Amount") pursuant to that certain Escrow Agreement, dated as of December 12, 2024 (the "Escrow Agreement"). The Escrow Amount was held in the escrow account pending the satisfaction or waiver of the Tender Offer Conditions (as defined in the Escrow Agreement) and the agreement by the Company or its applicable affiliate to accept the Shares (as defined in the Escrow Agreement) (collectively, the "Escrow Release Conditions"). On January 16, 2025, the Company announced that one of the Tender Offer Conditions had not been satisfied and the Company would not accept the Shares, resulting in the failure of the Escrow Release Conditions. The Escrow Amount subsequently was returned to OCS and Caspian Capital. In connection with the return of the Escrow Amount to OCS and Caspian Capital, the Company paid each of OCS and Caspian Capital a termination fee of $9,863, which is equal to the amount of accrued interest that would otherwise have been payable on the Third Amendment Notes between the date of funding into the escrow account and the date on which such funds were directed to be returned to OCS and Caspian Capital. Because the Escrow Amount was returned to OCS and Caspian Capital, the Company did not issue any notes in connection with the Third Amendment.
2025 Fourth Amendment Financing Commitment
On the Fourth Amendment Closing Date, the Company, Wilco, Holdings, Opco, the subsidiary guarantors party thereto, the Purchasers party thereto as Fourth Amendment Purchasers (in such capacity, the "Fourth Amendment Purchasers") and the Purchaser Representative, entered into the Fourth Amendment to the Note Purchase Agreement, dated March 3, 2025 (the "Fourth Amendment"), pursuant to which the Company issued to the Fourth Amendment Purchasers new 2L Notes in aggregate principal amount of $26.0 million (the "Fourth Amendment Notes"). The Fourth Amendment Notes were funded on the Fourth Amendment Closing Date. The Fourth Amendment Notes will mature on August 24, 2028 and will bear interest at a rate of 8.0% per annum, payable quarterly in-kind in the form of additional Fourth Amendment Notes by capitalizing the amount of such interest on the outstanding principal balance of the Fourth Amendment Notes in arrears on each interest payment date. The Fourth Amendment Notes may be converted, in whole or in part (if the portion to be converted is $1,000 principal amount or an integral multiple thereof), at the option of the holder, into shares of common stock, based on an initial conversion price of $1.35 per share, subject to adjustment on the same terms as the Initial Convertible Notes, as described in the Second Lien Note Purchase Agreement. The Fourth Amendment Notes were not issued with Series B Preferred Stock. Following the issuance of the Fourth Amendment Notes, pursuant to the terms of the Second Lien Note Purchase Agreement, the conversion price of the Initial Convertible Notes was automatically adjusted to $1.35 per share.
Each of Knighthead, MAM, Onex and Caspian Capital (and certain funds managed by or affiliated with each of them, as applicable) were issued Fourth Amendment Notes in connection with providing approximately $12.9 million, $9.2 million, $1.7 million and $2.1 million, respectively, in financing commitments under the Fourth Amendment.
2022 Credit Agreement
As of the Closing Date and becoming related parties, as lenders under the 2022 Credit Agreement, Knighthead, MAM and Onex (or certain funds managed by or affiliated with each of them, as applicable) received $21,695, $19,372, and $1.2 million, respectively, in cash and paid-in-kind interest for the remainder of the year ended December 31, 2023 and $38,624, $34,489 and $2.1 million, respectively, in cash interest during the year ended December 31, 2024.

DIRECTOR INDEPENDENCE
The Board has determined that each of Ms. Burns, Mr. Dourney, Mr. Parisi, Mr. Petrone, Mr. Goldberg, Mr. Shannahan, Mr. Raisman, and Ms. Sparks are independent directors under NYSE and applicable SEC rules for purposes of serving on our Board and its respective Committees. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with us and any significant stockholder and all other facts and circumstances deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described in the above section entitled “Certain Relationships and Related Party Transactions.”
As discussed in this Annual Report on Form 10-K, the Company was delisted from the NYSE in December 2024.

Item 14. Principal Accounting Fees and Services
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES
We regularly review the services and fees from our independent registered public accounting firm. These services and fees are also reviewed with our Audit Committee annually.
The following table shows the aggregate fees for professional services and related expenses rendered to us by Deloitte & Touche LLP for services in respect of the years ended December 31, 2024 and December 31, 2023:

	2024 ($)	2023 ($)
Audit Fees(1)	1,260,307	1,470,584
Audit Related Fees(2)	—	—
Tax Fees(3)	—	89,551
All Other Fees(4)	1,895	1,895
Total Fees	1,262,202	1,562,030
(1) Audit fees consist of fees billed for professional services provided in connection with the audit of our annual financial statements, the review of our quarterly financial statements, and audit services that are normally provided by independent registered public accounting firms in connection with regulatory filings.
(2) Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.
(3) Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning.
(4) All other fees for the years ended December 31, 2024 and 2023 represent payment for access to online software tools provided by Deloitte.
All of the services relating to the fees described in the table above were approved by our Audit Committee.
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
3.4
First Amended and Restated Certificate of Designation of Series A Senior Preferred Stock of ATI Physical Therapy, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)

3.5
First Certificate of Amendment to First Amended and Restated Certificate of Designation of Series A Senior Preferred Stock of ATI Physical Therapy, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company on December 17, 2024 and incorporated herein by reference)

3.6
Certificate of Designation of Series B Preferred Stock of ATI Physical Therapy, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)

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

10.1†	ATI Physical Therapy 2021 Equity Incentive Plan (filed as Annex L to the Definitive Proxy Statement of the Company filed on May 14, 2021 and incorporated herein by reference)
10.2†	First Amendment to 2021 Equity Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on June 6, 2022 and incorporated herein by reference)
10.3†	Second Amendment to 2021 Equity Incentive Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on June 13, 2023 and incorporated herein by reference)
10.4†	Third Amendment to 2021 Equity Incentive Plan (filed as Exhibit 10.4 to the Current Report on Form 8-K of the Company on June 12, 2024 and incorporated herein by reference).
10.5
Credit Agreement, dated as of February 24, 2022, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., Barclays Bank PLC, as Administrative Agent and Issuing Bank and the other lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)

10.6
Amendment No. 1 to Credit Agreement, dated as of March 30, 2022, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., HPS Investment Partners, LLC, as Lender Representative and Barclays Bank PLC, as Administrative Agent (filed as Exhibit 10.24 to the Post-Effective Amendment to the Registration Statement on Form S-1 filed on April 1, 2022 and incorporated herein by reference)

10.7
Amendment No. 2 to Credit Agreement, dated April 17, 2023, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., HPS Investment Partners, LLC, as Lender Representative and Barclays Bank PLC, as Administrative Agent (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on April 21, 2023 and incorporated herein by reference)

10.8
Consent to Amendment No. 2 to Credit Agreement, dated June 15, 2023, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., HPS Investment Partners, LLC, as Lender Representative and Barclays Bank PLC as Administrative Agent (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)

10.9
Amendment No. 3 to Credit Agreement and Amendment No. 1 to Parent Loan Guaranty, dated December 12, 2024, by and among ATI Holdings Acquisition, Inc., Wilco Intermediate Holdings, Inc., HPS Investment Partners, LLC, as Lender Representative and Barclays Bank PLC as Administrative Agent (filed as Exhibit 10.4 to the Current Report on Form 8-K of the Company on December 17, 2024 and incorporated herein by reference)

10.10
Escrow Agreement, dated as of December 12, 2024, by and among ATI Holdings Acquisition, Inc., Caspian Capital Solutions Fund L.P., Onex Capital Solutions Holdings, LP and Computershare Trust Company, N.A., as Escrow Agent (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on December 17, 2024 and incorporated herein by reference)

10.11
Second Lien Note Purchase Agreement, dated April 17, 2023, by and among ATI Physical Therapy, Inc., Wilco Holdco, Inc., Wilco Intermediate Holdings, Inc., ATI Holdings Acquisition, Inc., the Purchasers party thereto and Wilmington Savings Fund Society, FSB (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on April 21, 2023 and incorporated herein by reference)

10.12
First Amendment to Note Purchase Agreement, dated June 15, 2023, by and among ATI Physical Therapy, Inc., Wilco Holdco, Inc., Wilco Intermediate Holdings, Inc., ATI Holdings Acquisition, Inc., the Subsidiary Guarantors party thereto, the other Purchasers party thereto and Wilmington Savings Fund Society, FSB (filed as Exhibit 10.7 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)

10.13	Second Amendment to Note Purchase Agreement, dated October 2, 2024, by and among ATI Physical Therapy, Inc., Wilco Holdco, Inc., Wilco Intermediate Holdings, Inc., ATI Holdings Acquisition, Inc., the Subsidiary Guarantors party thereto, the Purchaser Representative, the Second Amendment Delayed Draw Note Purchasers and the other Purchasers party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 2, 2024 and incorporated herein by reference)
10.14
Third Amendment to Note Purchase Agreement, dated December 12, 2024, by and among ATI Physical Therapy, Inc., Wilco Holdco, Inc., Wilco Intermediate Holdings, Inc., ATI Holdings Acquisition, Inc., the Subsidiary Guarantors party thereto, the Purchaser Representative, and the Third Amendment Purchasers party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on December 17, 2024 and incorporated herein by reference)

10.15
Fourth Amendment to Note Purchase Agreement, dated March 3, 2025, by and among ATI Physical Therapy, Inc., Wilco Holdco, Inc., Wilco Intermediate Holdings, Inc., ATI Holdings Acquisition, Inc., the Subsidiary Guarantors party thereto, the Purchaser Representative, and the Fourth Amendment Purchasers party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on March 4, 2025 and incorporated herein by reference)

10.16
Series A Senior Preferred Stock Purchase Agreement, dated as of February 24, 2022, by and between ATI Physical Therapy, Inc. and the Purchasers signatory thereto (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)

10.17
Investors' Rights Agreement, dated as of February 24, 2022, by and among ATI Physical Therapy, Inc. and the Holders party thereto from time to time (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on February 25, 2022 and incorporated herein by reference)

10.18
First Amendment to the Investors’ Rights Agreement, dated June 15, 2023, by and among ATI Physical Therapy, Inc. and the Preferred Equityholders party thereto (filed as Exhibit 10.5 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)

10.19
Amended and Restated Registration Rights Agreement, dated as of February 21, 2021, by and among Fortress Value Acquisition Corp. II, Fortress Acquisition Sponsor II LLC and the other parties thereto (filed as Exhibit 10.4 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)

10.20
First Amendment to Amended and Restated Registration Rights Agreement, dated as of June 16, 2021, by and among Fortress Value Acquisition Corp. II, Fortress Acquisition Sponsor II LLC and the other parties thereto (filed as Exhibit 10.5 to the Current Report on Form 8-K of the Company on June 23, 2021 and incorporated herein by reference)

10.21
Registration Rights Agreement, dated June 15, 2023, by and among ATI Physical Therapy, Inc. and certain Preferred Equityholders (filed as Exhibit 10.6 to the Current Report on Form 8-K of the Company on June 15, 2023 and incorporated herein by reference)

10.22†
Employment Agreement by and between ATI Physical Therapy, Inc. and Sharon A. Vitti dated March 30, 2022, effective April 28, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on April 28, 2022 and incorporated herein by reference)

10.23†
Employment Agreement by and between ATI Physical Therapy, Inc. and Chris Cox effective December 16, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on December 14, 2022 and incorporated herein by reference)

10.24†
Employment Agreement, dated as of February 21, 2021, between Fortress Value Acquisition Corp. II and Joseph Jordan (filed as Exhibit 10.6 to the Current Report on Form 8-K of the Company on February 22, 2021 and incorporated herein by reference)

10.25†*	Long-Term Cash Incentive Award Agreement by and between ATI Physical Therapy, Inc. and Sharon A. Vitti executed July 25, 2024
10.26†*	Long-Term Cash Incentive Award Agreement by and between ATI Physical Therapy, Inc. and Chris Cox executed July 25, 2024
10.27†*	First Amendment to Long-Term Cash Incentive Award Agreement by and between ATI Physical Therapy, Inc. and Chris Cox dated February 18, 2025
19.1*	Insider Trading Policy
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Annual Report on Form 10-K of the Company on February 27, 2024 and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	ATI Physical Therapy, Inc. Clawback Policy (filed as Exhibit 97.1 to the Annual Report on Form 10-K of the Company on February 27, 2024 and incorporated herein by reference)
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith
** Furnished herewith
† Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ATI PHYSICAL THERAPY, INC.

Date: March 18, 2025

/s/ SCOTT RUNDELL
Scott Rundell
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 18, 2025.

/s/ SHARON VITTI	Chief Executive Officer and Director (Principal Executive Officer)
Sharon Vitti

/s/ SCOTT RUNDELL	Interim Chief Financial Officer (Principal Financial Officer)
Scott Rundell

/s/ CHRISTOPHER THUNANDER	Chief Accounting Officer (Principal Accounting Officer)
Christopher Thunander

/s/ JOHN (JACK) LARSEN	Chairman of the Board and Director
John (Jack) Larsen

/s/ CARMINE PETRONE	Director
Carmine Petrone

/s/ JOANNE M. BURNS	Director
Joanne M. Burns

/s/ JAMES E. PARISI	Director
James E. Parisi

/s/ TERESA SPARKS	Director
Teresa Sparks

/s/ DANIEL DOURNEY	Director
Daniel Dourney

/s/ ANDREW SHANNAHAN	Director
Andrew Shannahan

/s/ RANDY RAISMAN	Director
Randy Raisman

/s/ JEFF GOLDBERG	Director
Jeff Goldberg